Form 10-Q
period 1995-06-24
SEATTLE FILMWORKS INC
filed 1995-08-02
CIK 791050

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended:  JUNE 24, 1995    Commission file No.  0-15338
                               -------------                         -------





                            SEATTLE FILMWORKS,  INC.
                            ------------------------

            (Exact name of registrant as specified in its charter.)



                   WASHINGTON                          91-0964899
               ------------------                  ------------------

        (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)


       1260 16TH AVENUE WEST, SEATTLE, WA                98119
       ----------------------------------                ------

    (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (206) 281-1390
                                                     --------------






     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   X      No
     -----        --


     As of August 1, 1995, there were issued and outstanding 7,095,673 shares of common stock, par value $.01 per share.





                         Index to Exhibits at Page  13




                            SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----


                                                              Page No.
                                                              --------


PART I -- FINANCIAL INFORMATION

      Item 1 - Financial Statements                             3-8

         Balance Sheets as of June 24, 1995
          and September 24, 1994                                3-4

         Statements of Income for the three months and nine
          months ended June 24, 1995 and June 25, 1994           5

         Statements of Cash Flows for the nine months ended
          June 24, 1995 and June 25, 1994                        6

         Notes to Financial Statements                          7-8

      Item 2 - Management's Discussion  and Analysis of
          Financial Condition and Results of Operations         9-10


PART II -- OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                  11



SIGNATURES                                                       12


INDEX TO EXHIBITS                                                13


EXHIBITS                                                         14



                        PART I -- FINANCIAL INFORMATION
                        -------------------------------



ITEM 1 - FINANCIAL STATEMENTS

















                                                      SEATTLE FILMWORKS,  INC.
                                                           BALANCE SHEETS
                                                           (in thousands)
                                                                             (UNAUDITED)           (NOTE)
                                                                               June 24,         September 24,
ASSETS                                                                           1995               1994
======================================================================================================================

CURRENT ASSETS
        Cash and cash equivalents                                              $  3,486          $  2,711
        Short-term investments                                                      144             1,330
        Accounts receivable, net of
           allowance for doubtful accounts                                        1,499             1,369
        Inventories                                                               5,180             3,659
        Capitalized promotional expenditures                                      1,148               735
        Prepaid expenses and other                                                  655               191
                                                                               --------          --------


TOTAL CURRENT ASSETS                                                             12,112             9,995

FURNITURE, FIXTURES, AND EQUIPMENT,
        at cost, less accumulated depreciation                                    3,063             2,986

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                                     6,840             4,111

DEPOSITS AND OTHER ASSETS                                                            85                95



NON-COMPETE AGREEMENTS,
        net of accumulated amortization                                           1,178             1,332
                                                                               --------          --------


TOTAL ASSETS                                                                   $ 23,278          $ 18,519
                                                                               ========          ========

Note:  The September 24, 1994 balance sheet has been derived from audited financial statements.

See notes to financial statements.



















                                                      SEATTLE FILMWORKS,  INC.
                                                     BALANCE SHEETS (CONTINUED)
                                              (in thousands, except share information)

                                                                             (UNAUDITED)           (NOTE)
                                                                               June 24,         September 24,
LIABILITIES AND SHAREHOLDERS' EQUITY                                             1995               1994
======================================================================================================================

CURRENT LIABILITIES
        Accounts payable                                                       $  5,009          $  2,958
        Accrued expenses                                                          1,981             1,991
        Deferred income taxes                                                     1,194               628
        Income taxes payable                                                                        1,141
                                                                               --------          --------


TOTAL CURRENT LIABILITIES                                                         8,184             6,718

DEFERRED INCOME TAXES                                                               917               454
                                                                               --------          --------


        TOTAL LIABILITIES                                                         9,101             7,172

SHAREHOLDERS' EQUITY

        Preferred Stock, $.01 par value
           authorized 2,000,000 shares, none issued.
        Common Stock, $.01 par value - authorized 45,000,000
           shares, issued and outstanding 7,085,223                                  71                70
        Additional paid-in capital                                                  375                53
        Retained earnings                                                        13,731            11,224
                                                                               --------          --------



TOTAL SHAREHOLDERS' EQUITY                                                       14,177            11,347
                                                                               --------          --------



TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 23,278          $ 18,519
                                                                               ========          ========

Note:  The September 24, 1994 balance sheet has been derived from audited financial statements.

See notes to financial statements.



















                            SEATTLE FILMWORKS,  INC.
                        STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except share information)

                                                                    Third Quarter Ended             Nine Months Ended
                                                                  June 24,       June 25,         June 24,       June 25,
                                                                    1995           1994             1995           1994
========================================================================================================================

Net revenues                                                      $ 15,791        $12,872          $ 40,354     $ 34,144
Cost of goods and services                                           9,655          8,096            25,476       21,597
                                                                  --------        -------          --------     --------


GROSS PROFIT                                                         6,136          4,776            14,878       12,547

Operating expenses:
  Customer acquisition costs                                         1,788          1,474             5,251        4,722
  Other selling expenses                                             1,337          1,024             3,745        3,002
  General and administrative                                           617            546             1,898        1,755
  Research and development                                             144             80               355          316
                                                                  --------        -------          --------     --------

      Total operating expenses                                       3,886          3,124            11,249        9,795
                                                                  --------        -------          --------     --------


INCOME FROM OPERATIONS                                               2,250          1,652             3,629        2,752

Other income (expense):
  Interest expense                                                      (1)            (1)               (3)          (5)
  Interest income                                                       55             51               172          163
  Non operating expense, net                                           (29)           (10)              (26)         (11)
                                                                  --------        -------          --------     --------

      Total other income                                                25             40               143          147
                                                                  --------        -------          --------     --------


INCOME BEFORE INCOME TAXES                                           2,275          1,692             3,772        2,899
Provision for income taxes                                            (762)          (516)           (1,265)        (901)
                                                                  --------        -------          --------     --------


NET INCOME                                                        $  1,513        $ 1,176          $  2,507     $  1,998
                                                                  ========        =======          ========     ========

EARNINGS PER SHARE                                                $    .19        $   .14          $    .32     $    .24
                                                                  ========        =======          ========     ========

WEIGHTED AVERAGE SHARES AND
  EQUIVALENTS OUTSTANDING                                        7,791,669      8,366,217         7,775,237    8,337,135
                                                                 =========      =========         =========    =========

See notes to financial statements.








                                                      SEATTLE FILMWORKS,  INC.
                                                STATEMENTS OF CASH FLOW (UNAUDITED)
                                                           (in thousands)
                                                                                    Nine Months Ended
                                                                               June 24,           June 25,
                                                                                 1995               1994
======================================================================================================================

OPERATING ACTIVITIES:
- ---------------------

Net income                                                                      $ 2,507           $ 1,998
Charges to income not affecting cash:
        Depreciation and amortization                                             1,213             1,004
        Amortization of capitalized customer
           acquisition expenditures                                               3,308             3,099
        Deferred income taxes                                                     1,029               207
        Loss on disposal of equipment                                                24                 9
Net change in receivables, inventories, payables and other                       (1,214)           (1,670)
Capitalized promotional expenditures, net                                          (413)             (259)
Additions to capitalized customer acquisition expenditures                       (6,037)           (3,860)
                                                                               --------          --------


NET CASH FROM OPERATING ACTIVITIES                                                  417               528
                                                                                 ------           -------


INVESTING ACTIVITIES:
- ---------------------

Purchase of furniture, fixtures, and equipment                                   (1,170)           (1,217)
Proceeds from sale of short-term investments                                      1,186             2,005
Proceeds from sale of equipment                                                      19
Purchase of assets from Private Label Film, Inc.                                                   (1,637)
                                                                                 -------          -------


NET CASH FROM (USED IN) INVESTING ACTIVITIES                                         35              (849)
                                                                                 ------           -------


FINANCING ACTIVITY:
- -------------------

Proceeds from issuance of Common Stock                                              323               122
                                                                                 ------           -------


INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                       775              (199)

Cash and cash equivalents at beginning of period                                  2,711             5,707
                                                                               --------          --------


CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                             $  3,486          $  5,508
                                                                               ========          ========

See notes to financial statements.













                            SEATTLE FILMWORKS,  INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE  A  --  BASIS OF PRESENTATION

      Seattle FilmWorks, Inc. (the "Company") principally markets 35mm photographic film, photofinishing services and related photographic products on a direct-to-consumer mail order basis under the brand name of Seattle FilmWorks. The Company also markets 35mm photographic film and supplies on a wholesale basis under the brand name of OptiColor Film and Photo.

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the third quarter and nine months ended June 24, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 24, 1994.

NOTE  B   --  SEASONALITY OF REVENUES

      The Company's revenues are subject to monthly variations due to the seasonal demand for photofinishing services. Typically, revenues for photofinishing services are highest during the summer months.

NOTE  C  --  STOCK SPLIT

      On March 15, 1995 the Company effected a three for two stock split by declaring a stock dividend of one share for every two shares outstanding. All share information and the related capital accounts in the accompanying financial statements have been retroactively adjusted for this stock split.

NOTE  D  --  ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

      During 1993, the Financial Accounting Standards Board issued Statement No. 115, `Accounting for Certain Investments in Debt and Equity Securities''. The Company adopted this new standard in the first quarter of fiscal year 1995. The adoption of this new standard had no significant impact on operating results upon adoption as the amortized cost of the Company's investments, which are considered available for sale, approximate their fair values due to their high credit ratings and short-term maturities.

NOTE  E  --  REPORTING ON ADVERTISING COSTS

      In December 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-7, `Reporting on Advertising Costs.'' The Company adopted this new standard in the first quarter of fiscal year 1995. The adoption of the new standard does not impact the Company's accounting practices except that all customer acquisition expenditures have been classified as noncurrent. Previously, capitalized customer acquisition costs amortizable within one year were recorded under current assets. This change has the effect of reducing the Company's current ratio and working capital.































NOTE  F  --  PROPERTY

      The Company has been evaluating the feasibility of consolidating all of its operations into a single location within the Seattle, Washington metropolitan area. The Company is still considering alternative properties available in the area. The Company has extended its lease on a warehouse storage facility for six months to February 29, 1996. This building, located in Seattle, Washington, is used as a storage facility for excess inventory and photofinishing supplies. This lease had been scheduled to expire in August 1995.

NOTE  G  --  RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the 1995 financial statements, primarily related to the reclassification of all capitalized customer acquisition expenditures to long term and the presentation of research and development expenses.





ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The principal operation of Seattle FilmWorks, Inc. (the "Company") is the marketing of 35mm film, photofinishing services, and related products on a direct-to-consumer mail order basis under the brand name Seattle FilmWorks and several other lesser known brand names. The Company also provides these services and products on a wholesale basis to a variety of retailers who offer these services and products to their customers at their own retail locations under their own brand names. The Company also provides a variety of reprint and enlargement services to its mail order and wholesale photofinishing customers. In addition, the Company offers conversion of photographs to digital images on personal computer floppy diskettes under the Pictures On Disk brand name. To permit viewing of digital images on personal computers, the Company provides various versions of software under the titles PhotoWorks and PhotoWorks Plus. The Company also provides various film products and other photofinishing supplies to other companies on a wholesale basis. To support its direct-to-consumer business, the Company has developed comprehensive computerized models and support systems for designing and implementing direct response marketing programs.

     Demand for the Company's photofinishing services, which represents the largest portion of the Company's business, is highly seasonal with the highest volume of photofinishing activity occurring during the summer months. This, coupled with relatively higher expenditures on marketing programs prior to the summer months, causes considerable seasonal variation in both revenues, earnings and cash flows.

RESULTS OF OPERATIONS

     The Company's net revenues for the third quarter of fiscal 1995 increased 22.7%, to $15,791,000 compared to net revenues of $12,872,000 in the third quarter of fiscal 1994. For the nine months ended June 24, 1995, net revenues increased 18.2% to $40,354,000 compared to $34,144,000 for the same period of fiscal 1994. The increased revenues in the 1995 periods are primarily a result of higher photofinishing roll volume and increased shipments of various film and photo-related products through the Company's wholesale business. The Company believes these increases primarily resulted from expanded and more efficient customer acquisition and other selling activities during the first three quarters of fiscal 1995.

     Gross profit in the third quarter of fiscal 1995 increased to 38.9% of net revenue compared to 37.1% in the third quarter of fiscal 1994. For the first nine months of fiscal 1995, gross profit increased to 36.9% compared to 36.7% for the same period of fiscal 1994. For the third quarter of fiscal 1995, gross profit increased as a percentage of net revenue due to a product sales mix containing a higher proportion of photofinishing revenues. For the first nine months of fiscal 1995, the gross margin percentage reflects lower gross margin percentages in the first two quarters, due to a higher proportion of revenue from film and photo-related products which carry significantly lower gross profit margins compared to photofinishing services. Fluctuations in gross profit may occur in future periods due to the seasonal nature of revenues, intensity of promotional activities, mix of product sales and for other reasons.

     Total operating expenses in the third quarter of fiscal 1995 increased to 24.6% of net revenues compared to 24.3% in the third quarter of fiscal 1994. For the first nine months of fiscal 1995 total operating expenses decreased to 27.9% of net revenue compared to 28.7% for the same period of fiscal 1994. The Company increased its customer acquisition expenditures during the first nine months of 1995 to $5,251,000 compared to $4,722,000 for the same period in fiscal 1994. However, these expenditures decreased as a percentage of net revenue for the first nine months of fiscal 1995 to 13.0% as compared to 13.8% for the same period of fiscal 1994. The Company expanded its customer acquisition programs during the third quarter and nine months of fiscal year 1995 as compared to fiscal year 1994 and believes this planned expansion is the primary reason for the increase in photofinishing revenues. A significant portion of the cost of obtaining new customers is capitalized (exclusive of promotional expenditures) and amortized over succeeding periods on an accelerated basis. Primarily as a result of significant customer acquisition programs during the third quarter of fiscal 1995, the capitalized customer acquisition costs for the period ending June 24, 1995, increased to $6,840,000 as compared to $4,111,000 for the period ending September 24, 1994. Each year the Company prepares detailed plans for its various marketing activities including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods in order to take advantage of marketing opportunities as they become available. Future periods may reflect increased acquisition costs compared to the first three quarters of fiscal 1995 if productive marketing programs can be developed. Other selling expenses in the third quarter of fiscal 1995 increased to 8.5% of net revenues compared to 8.0% for the same period in fiscal 1994. For the first nine months, other selling expenses increased as a percent of net revenue to 9.3% compared to 8.8% for the same period in fiscal 1994. These increases were primarily due to increased marketing to existing customers compared to the same promotional activities for the first nine months of fiscal 1994. General and administrative expenses for the third quarter of fiscal 1995 increased to $617,000 compared to $546,000 for the same period in fiscal 1994. For the first nine months of fiscal 1995, general and administrative expenses increased to $1,898,000 from $1,755,000 in fiscal 1994. General and administrative expenses include additional costs incurred in the 1995 periods related to recruitment, consulting and some additional labor costs due to increased volumes. Research and development expenses for the third quarter of fiscal 1995 increased to $144,000 compared to $80,000 for the same period in fiscal 1994. For the first nine months of fiscal 1995 research and development expenses increased to $355,000 compared to $316,000 in fiscal 1994. The increases resulted primarily from additional staffing costs.

     Total net other income for the third quarter of fiscal 1995 was $25,000 compared to net other income of $40,000 for the same period in fiscal 1994. The decrease is primarily a result of a $24,000 loss on equipment disposals during the third quarter of 1995 as compared to the 1994 period. For the first nine months of fiscal 1995, net other income was $143,000 compared to $147,000 for the same period of fiscal 1994.

     Net income in the third quarter of fiscal 1995 was $1,513,000, or $.19 per share, compared to $1,176,000, or $.14 per share, in the third quarter of fiscal 1994. For the first nine months of fiscal 1995, net income was $2,507,000 or $.32 per share compared to $1,998,000 or $.24 per share for the same period in fiscal 1994. The increase in net income compared to the same periods for 1994 is primarily attributable to the increase in net revenues and an increase in gross profit as a percentage of net revenue. Earnings per share for the third quarter and nine months ended June 24, 1995 also was favorably affected by the repurchase of 500,000 shares of Common Stock by the Company during the fourth quarter of fiscal 1994.

The federal income tax rate for the third quarter of fiscal 1995 was 33.5% compared to 30.5% for the same period in fiscal 1994. For the first nine months of fiscal 1995 the federal income tax rate was 33.5% compared to 31.1% for the first nine months of fiscal 1994. The increase in the effective tax rate is primarily due to a decrease in tax free interest income and a decrease in the meals and entertainment deduction. The tax rate for fiscal 1994 was also favorably affected by initial research and development tax credits which are not anticipated to be as significant for fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 21, 1995, the Company's principal sources of liquidity included cash and short term investments of $4,263,305 and unutilized revolving lines of credit of $5,000,000. The ratio of current assets to current liabilities for the Company was 1.5 to 1 at the end of the third quarter of fiscal 1995, which was unchanged from the end of the 1994 fiscal year. During the first three quarters of fiscal 1995 the Company increased inventory levels by $1,500,000 to accomodate new and expanded marketing plans, achieve faster turnaround of customer orders, and support increased photofinishing volume. This planned increase in inventory was also the principal reason for the increase in accounts payable. Federal income taxes payable were favorably affected due to the increase in capitalized customer acquisition expenditures. For tax purposes these customer acquisition expenditures are expensed as incurred, thereby having the effect of substantially reducing current federal income tax liabilities.

     Although the Company does not currently have any material fixed commitments with regard to capital expenditures, it currently expects to spend approximately $1,100,000 during the remainder of fiscal 1995, principally for the acquisition of additional photofinishing equipment.

     The Company currently anticipates that existing funds together with anticipated cash flow from operations and the Company's available line of credit of $5,000,000 will be sufficient to finance its operations, including planned capital expenditures, and to service its indebtedness for the foreseeable future. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or to refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future.









                          PART II -- OTHER INFORMATION
                          ----------------------------



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS.
          ---------


            11 Computation of Per Share Earnings

     (B)  REPORTS ON FORM 8-K.
          --------------------


     None.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SEATTLE FILMWORKS,  INC.


DATED:  August 1, 1995                            //s// CASE H. KUEHN
                                          ------------------------------------

                                                     Case  H. Kuehn
                                            Vice President-Finance/Treasurer

                                          (Principal Financial and Accounting
                                                        Officer)



                               INDEX TO EXHIBITS

                            SEATTLE FILMWORKS,  INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 24, 1995


Exhibit             Description                                       Page No.
- -------             ----------------------------------------------    --------


 11                 Computation of Earnings Per Share                     14