Form 10-K
period 1995-09-30
SEATTLE FILMWORKS INC
filed 1995-12-28
CIK 791050

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 1995

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                          Commission file No. 0-15338

                            SEATTLE FILMWORKS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

         Washington                                     91-0964899
       --------------                                 --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


   1260 16th Avenue West, Seattle, WA                     98119
   ----------------------------------                     -----
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code:   (206) 281-1390
                                                      --------------


Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----


Securities registered pursuant to Section 12(g) of the Act: Common Stock, par
                                                            -----------------
value $.01 per share.
---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes:  [ X ]   No:  [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [    ]

     As of November 30, 1995, there were issued and outstanding 7,153,978 shares of Common Stock, par value $.01 per share. The aggregate market value of Common Stock held by nonaffiliates as of November 30, 1995 was $101,024,175, based on the last sale price of such stock as reported by the NASDAQ National Market System.

                      Documents incorporated by reference:

     Portions of the registrant's proxy statement relating to its 1995 annual meeting of shareholders, to be held on February 13, 1996, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           Exhibit Index at Page 34

                                     PART I


ITEM 1 - BUSINESS

Description of Business

     The principal business of Seattle FilmWorks, Inc. (the "Company") is the marketing of 35mm film, photofinishing services and related products on a direct-to-consumer mail order basis under the brand name Seattle FilmWorks and several other lesser known brand names. The Company offers its customers the options of having their photographs delivered as slides or prints or as digital images delivered either over the Internet using the Company's PhotoMail(TM) software, or on floppy diskettes under the Pictures On Disk(TM) brand name. To permit viewing of digital images on personal computers, the Company provides various versions of software under the titles PhotoWorks(TM) and PhotoWorks Plus(TM). The Company also provides services, products, and photofinishing supplies on a wholesale basis to a variety of other companies who offer these services and products to their customers at their own retail locations under their own brand names. The Company also provides a variety of reprint and enlargement services to its mail order and wholesale photofinishing customers. To support its direct-to-consumer business, the Company has developed comprehensive computerized models and support systems for designing, implementing, and analyzing direct response marketing programs.

     Demand for the Company's photofinishing services, which represent the largest portion of the Company's business, is highly seasonal, with the highest volume of photofinishing activity occurring during the summer months. This, coupled with relatively higher expenditures on marketing programs prior to the summer months, causes considerable seasonal variation in both revenues, earnings and cash flows.

     The Company was incorporated in Washington State in June 1976. The executive offices of the Company are located at 1260 Sixteenth Avenue West, Seattle, Washington 98119, and the Company's telephone number is (206) 281-1390.

Direct Marketing Overview

     The Company's key direct marketing strategy is to develop and offer to its customers innovative products and services which have been differentiated from those of its competitors. After identifying specific market niches of customers, the Company tailors its products and services to meet the specific needs of those targeted customers. This approach allows the Company to offer potential customers products and services which are unavailable elsewhere or only offered by relatively few competitors.

     Direct marketing by mail, print media, television, radio, telephone or other means is used to sell a wide variety of goods and services to targeted groups of consumers and businesses, bypassing the traditional distribution channel of retail outlets. Leading users of direct marketing include mail order houses and catalog mailers, magazine publishers, insurance companies, book and record clubs, financial institutions, and credit card companies. The Company believes the growth in the use of direct marketing is generally attributable to social and economic changes and to the relative cost-effectiveness of direct marketing techniques. Several factors have enhanced consumer responsiveness to direct marketing as a purchasing medium, including growth in the number of people in the most active segment of the purchasing population, growth in the number of two-career families that have more disposable income with less time to shop, and increased availability and use of credit cards.

     Direct marketing, unlike general advertising, uses coded advertisements to monitor consumer response and to provide measurable results for a specific advertising program. This allows for the targeting of an advertising effort to specific market segments through selected media. Furthermore, direct marketing enables the advertiser to identify the optimum sales offer for a specific product in a specific market. The application of computer technology has enhanced the productivity of direct marketing by enabling direct marketing firms to maintain and analyze extensive data, and to segment markets using geographic, demographic, and psychographic information about potential customers. With this technology and an appropriate data base, marketing programs can be targeted to selected groups with common characteristics, rather than to an undifferentiated mass audience, an important factor in direct marketing. The Company has developed a broad range of computerized marketing systems which it has applied to the marketing of its products and services.

Photofinishing Services and Related Products

     The Company primarily sells 35mm film and photofinishing services through direct-to-consumer mail order operations under the brand name, Seattle FilmWorks(R). The Company can process virtually all conventional 35mm color negative films, including those manufactured by Eastman Kodak Company, Fuji Photo Film Company, Konica U.S.A., Agfa Corporation and other major film producers. The Company also has the capability to produce slides or prints or both from the same roll of film using proprietary processes. The Company believes the primary reasons consumers use its film and photofinishing services include the Company's attractive introductory film offer, the availability of unique products and services such as prints, slides or digitized images from the same roll of 35mm color negative film, the convenience of mail order photofinishing, its strong commitment to customer service, and the quality of its photofinishing services. The Company believes its pricing, which includes a replacement roll of film, is competitive within the industry.

     The Company's past growth in its photofinishing operation has been achieved primarily through its direct marketing programs, including its customer acquisition technique of offering two rolls of film for a charge of $2.00 or less (the "Introductory Offer"). The Introductory Offer is widely advertised in package inserts, newspaper supplements, magazines, and through various other direct response media. Respondents to the Introductory Offer receive two rolls of 35mm film and postage paid mailers for returning the film to the Company for processing. The response rate to the Introductory Offer has been relatively stable over the last three years. The conversion rate, which reflects the anticipated volume of business provided by each new customer, declined in fiscal 1995 compared to fiscal 1994 after declining in fiscal 1994 compared to fiscal 1993. The Company believes the financial impact of the declines in conversion rates has been offset by decreases in the customer acquisition costs per new customer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 below.

     The Company believes that customer satisfaction is important to the success of its business. Direct marketing typically involves contacts with a high volume of customers. Seattle FilmWorks has a 100% customer satisfaction guaranteed policy under which it will provide a full refund if the customer's complaint cannot otherwise be resolved.

     The Company processes various types of 35mm film including Eastman 35mm motion picture film manufactured by Eastman Kodak Company for professional motion picture studios and adapted by Seattle FilmWorks for 35mm still cameras. The Company has modified conventional printing equipment to accommodate 35mm motion picture film and has determined the unique color control parameters necessary to produce high quality prints from Eastman motion picture film and alternate 35mm films. Certain processing techniques used by the Company provide greater latitude to correct exposure errors common to amateur photography.

     In fiscal 1994, the Company introduced PhotoWorks(TM), a computer software product which enables its photofinishing customers to view their photos on a personal computer. This product which is available in DOS, Windows, and Macintosh compatible versions, enables users to create slide shows and organize their library of photos in a digital format. As part of the Company's photofinishing services, customers can request their photos in a digital format as well as the traditional prints or slides. The Company's photofinishing in digital format is called Pictures On Disk(TM). A copy of a limited version of PhotoWorks(TM) is provided free of charge to all customers who order Pictures On Disk(TM) processing. An enhanced version of PhotoWorks(TM), sold as PhotoWorks Plus(TM), which includes image-enhancement capabilities, the ability to import or export images to other software, a screen saver function and other features, is available to the Company's photofinishing customers for an extra charge and is also sold through retail outlets, online services and mail order catalogs. In October 1995, the Company introduced PhotoMail(TM) service , an electronic delivery option for customers purchasing Pictures On Disk(TM). PhotoMail(TM) is offered through the Company's Worldwide Web Internet site at filmworks.com.

     During fiscal 1995, 1994 and 1993 the Company incurred research and development expenses of $458,000, $459,000 and $285,000, respectively, primarily in connection with development and enhancement of its PhotoWorks(TM) and Pictures On Disk(TM) products.

     The Company also sells a series of Photo Home Study courses authored on behalf of the Company by professional photographers. These courses each consist of two 60-minute audio cassette tapes and approximately 95 pages of four-color text. The Company markets its Photo Home Study courses through direct marketing channels. The Company pays royalties to the authors of its Photo Home Study courses in amounts that vary with the number of units sold, up to a maximum of 5% of net paid sales.

     The Company also sells 35mm rolled film, single use cameras, and photofinishing supplies on a wholesale basis to mini photofinishing labs, retail camera stores and commercial users of photographic film. These products are packaged by the Company and marketed under the brand, OptiColor Film & Photo(TM). Rolled film and single use cameras are also marketed on a private label basis with the customer specifying their own desired brand name. Although a small percentage of revenue, the Company also provides photofinishing services on a wholesale basis.

     Photofinishing related services and products as a percentage of net revenues were 96.3%, 96.6% and 95.4% for fiscal years 1995, 1994 and 1993, respectively.

Competition

     The consumer photofinishing industry is highly competitive, with many of the competitors having substantially greater financial resources than the Company. The principal competitive factors in the consumer photofinishing industry are range of available services, product differentiation, quality of processing, price, convenience, and speed of service. Most of the larger photofinishing companies develop film on a wholesale basis for independent retail outlets and through multiple retail outlets owned by the photofinisher. The Company principally competes with wholesale/retail based photofinishing companies, and with other mail order photofinishing firms, some of which also have the capability to process Eastman motion picture films. Some of these competitors have introduced products which compete with the Company's Pictures On Disk(TM) and PhotoWorks products. The wholesale/retail photofinishing business is dominated by Qualex Inc., Konica Quality Photo and FUJI TruColor Photo.

     The photofinishing market in general has grown slowly during the 1990s. Since the early 1980's there has been a significant change in the market shares for different methods of photofinishing distribution. Most notably, there has been an increase in the number of on-site mini photofinishing labs offering expedited service at a premium price. For example, in 1981, photofinishing by one-hour labs represented an insignificant share of the market. Recently, Photo Marketing Association International ("PMAI") estimated that mini-labs constitute approximately 26% of the current market in terms of revenue dollars. Over the same time period, PMAI has estimated that mail order film processing declined as a percentage of the total photofinishing market. The Company believes that its primary competitive strengths are its ability to differentiate its products and its direct marketing expertise.

     The wholesale distribution market for rolled film and photofinishing supplies is highly competitive and the Company competes with a number of firms throughout the United States. Many competing suppliers of these products manufacture what they sell and, therefore, potentially have lower costs of goods for these items than the Company. However, relatively few firms have the capability to produce small production quantities of private label rolled film. The principal competitive factors in the photo related wholesale distribution market are price, ability to provide private label products and capability to deliver small order quantities on short notice.

     The Company's Photo Home Study series competes with other series offered by Time-Life books, AMPHOTO'S Photography Book Club, and The New York Institute of Photography. The principal competitive factors in the home study course market are course quality, price, and convenience of use.

Production Operations

     The Company's production operations are conducted by a staff which fluctuates seasonally, from approximately 400 to 450 employees. Currently, the Company is capable of processing up to approximately 140,000 rolls of film per week with its current facilities and equipment. The Company has initiated steps to expand its processing facility to handle the processing of up to 200,000 rolls of film per week with additional equipment and personnel.

     The Company packages bulk 35mm film into cassettes for 35mm still cameras. The cassettes into which bulk 35mm film is spooled are manufactured for the Company by foreign sources. Although the Company believes that several alternate sources are available, the prices at which cassettes would be available from these alternate sources may not be as favorable as those charged by the Company's current suppliers. Should the Company's current suppliers not be able to deliver sufficient quantities of cassettes, the Company's business could be adversely affected. Photographic chemicals and paper used for in-house photofinishing and resale to commercial customers are available from a number of different suppliers.

     The Company obtains the majority of its conventional bulk 35mm film from several large manufacturers of photographic film including AGFA Corporation and 3M Inc. The Company obtains its supply of Eastman motion picture film as surplus from motion picture studios and television production companies. While the Company does not have future supply contracts for 35mm film with all of its bulk film suppliers, it believes that alternate sources of both 35mm motion picture film and conventional films are available.

     The Company's computer software diskettes and Photo Home Study cassette tapes are duplicated by various outside service companies, and all product related text materials are produced through several printing suppliers. The Company believes that alternate sources are readily available for all of the materials related to its computer software products and Photo Home Study courses at competitive prices.

     Sales of the Company's products and services on a direct-to-consumer mail order basis are largely dependent on the United States Postal Service for receipt of orders and delivery of processed film or other products. Any significant changes in the operations or rates of the Postal Service or extended interruptions in postal deliveries could have an adverse effect on the Company's operations.

Proprietary Rights

     The Company markets its products and services under registered and common law trademarks and service marks including Seattle FilmWorks(R), OptiColor Film & Photo(TM), Pictures On Disk(TM), PhotoMail(TM), PhotoWorks(TM) and PhotoWorks Plus(TM). On December 17, 1993 and on July 28, 1994 the Company filed applications for registration of the mark "PhotoWorks" with the United States Patent and Trademark Office. The latter application was refused due to the prior
(1990) registration of the mark Photo Works Visual Marketing(R). The Company subsequently purchased the rights to mark "Photo Works Visual Marketing(R)" and associated good will from the owner of that mark. Recently the Company learned of the use of the mark "PhotoWorks" in connection with a product similar to the Company's PhotoWorks(TM) product by another party which had filed for registration of that mark in the United States on July 22, 1994. The Company believes that it has priority over the other user of PhotoWorks based, in part, upon its purchase of the rights to Photo Works Visual Marketing(R) as well as the time, scope and extent of the Company's use of PhotoWorks(TM) as compared to that of the other company; but there can be no assurance that the Company would prevail if this other user of the mark were to claim that it has superior rights to PhotoWorks. Although the Company has not been the target of any actual intellectual property litigation, the software industry generally has been subject to substantial litigation regarding copyright, trademark and other intellectual property rights involving software and other products. Any such claims or litigation, with or without merit, could be costly and a diversion of management's attention, and an adverse determination in any such claims or litigation could have an adverse effect on the Company.

     The Company considers a large portion of its PhotoWorks(TM) software to be proprietary and relies on a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company does not have any patents or patent applications pending with respect to any of its products. The Company also attempts to protect its proprietary rights in its software by including contractual restrictions on use and disclosure in its end-user licenses and by requiring its key employees to execute non-disclosure agreements. The Company's license agreement for its PhotoWorks(TM) software, which the Company distributes to its customers without charge, permits replication of the software for non-commercial use without penalty. The Company's PhotoWorks Plus(TM) product is shipped in sealed packages on which notices are prominently displayed informing the end-user that, by breaking the seal of the packaging, the end-user agrees to be bound by the license agreement contained in the package. The license agreement includes limitations on the end-user's authorized use of the product, as well as restrictions on disclosure and transferability. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening of a sealed package are unclear.

     The Company seeks to protect the proprietary process it uses to produce Pictures On Disk(TM) by restricting access to the portion of its premises where this process occurs and by requiring certain employees to execute non-disclosure agreements.

Employees

     At November 30, 1995, the Company had 478 full-time employees, of whom approximately 407 were engaged in production operations and 71 in marketing, general and administrative functions. The Company's employees are not covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.

Government Regulation and Other Factors

     The Company's direct mail operations are subject to regulation by the United States Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or if it is returned. From time to time the Company has modified its methods of doing business and marketing operations in response to inquiries and requests from regulatory authorities. To date, such changes have not had an adverse effect on the Company's business. However, there can be no assurance that future regulatory requirements or actions will not have an adverse effect on the Company's marketing programs or operations.

     The Company's photofinishing operations involve the use of several chemicals which are subject to handling and disposal regulations imposed by the Environmental Protection Agency and various other state and local regulatory authorities. The Company actively monitors chemical and disposal regulations and works with regulatory authorities to ensure compliance. The Company does not anticipate that it will expend material amounts during fiscal 1996 for additional chemical treatment facilities to handle and dispose of regulated waste chemicals.

Directors and Executive Officers of the Registrant


Name                       Age      Position
--------------------------------------------------------------------------------
Gary R. Christophersen     49       President, CEO and Director
Sam Rubinstein             78       Director
Douglas A. Swerland        50       Director
Craig E. Tall              49       Director
Peter H. van Oppen         43       Director
Michael F. Lass            41       Vice President-Operations
Case H. Kuehn              43       Vice President-Finance, CFO and Treasurer
Bruce A. Ericson           46       Vice President-Marketing

     All directors are elected annually and hold office until the next annual meeting of the shareholders of the Company and until their successors are elected and qualified. Officers serve at the discretion of the Board of Directors.

     Mr. Gary R. Christophersen, the Company's President and Chief Executive Officer, joined the Company in January 1982 as Vice President-Operations and has served as a Director of the Company since 1982. In May 1983, Mr. Christophersen became a Senior Vice President of the Company and General Manager of Seattle FilmWorks. In August 1988, Mr. Christophersen became the President and Chief Executive Officer of the Company.

     Mr. Sam Rubinstein became a Director of the Company in March 1986. From June 1985 until May 1988 he was the Chairman of the Board and Chief Executive Officer of Farwest Fisheries, Inc., a seafood processing and marketing firm. From 1974 until December 1987, Mr. Rubinstein was the Chairman of the Board and Chief Executive Officer of Bonanza Stores, Inc., an operator of variety and drug stores. From February 1984 to January 1986 Mr. Rubinstein was the Chairman of the Board and Chief Executive Officer of Whitney-Fidalgo Seafoods, Inc., another seafood processor.

     Mr. Douglas A. Swerland became a Director of the Company in October 1988. Since December 1993, Mr. Swerland has been founder and President of Swerland Apparel Ventures, Inc., a clothing superstore retailer specializing in designer clothing. From 1978 to November 1993, Mr. Swerland was the President and a Director of Jay Jacobs, Inc., which operates a chain of specialty retail apparel stores in the West with its headquarters located in Seattle, Washington. Mr. Swerland had been employed with Jay Jacobs, Inc., in various capacities since 1969. Jay Jacobs, Inc. filed a voluntary petition for Chapter 11 bankruptcy protection in May 1994.

     Mr. Craig E. Tall became a Director of the Company in October 1988. Since September, 1990, Mr. Tall has served as an Executive Vice President of Washington Mutual, Inc. In addition, from April 1987 through the present, Mr. Tall has served as an Executive Vice President of Washington Mutual Bank.

     Mr. Peter H. van Oppen became a Director of the Company in October 1988. Since February 1995, Mr. van Oppen has been Chairman, President and Chief Executive Officer of Interpoint Corporation, a manufacturer of proprietary and custom electronic components and data storage libraries, located in Redmond, Washington. Mr. van Oppen became Chief Executive Officer in September 1989 and was President and Chief Operating Officer of Interpoint Corporation, from March 1987 until September 1989. From 1985 until March 1987, Mr. van Oppen served as Executive Vice President for Finance and Operations of Interpoint Corporation. Mr. van Oppen has been a Director of Interpoint Corporation since 1984.

     Mr. Michael F. Lass has been Vice President-Operations since August 1988. Mr. Lass joined the Company in 1984 as Manager of Operations. From 1982 to 1984, Mr. Lass was Vice President and General Manager of Breezin Sportswear. From 1980 to 1982, Mr. Lass was General Manager and a Director of Mountain Safety Research, Inc., a manufacturer of outdoor recreational products.

     Mr. Case H. Kuehn, Vice President-Finance and Treasurer, joined the Company in February 1995. From April 1994 to February 1995, Mr. Kuehn was Chief Financial Officer of Shoe Inn, Inc., doing business as Shoe Pavilion. From January 1992 to March 1994, Mr. Kuehn was General Manager of Pro Mark Technologies, Inc., a manufacturer of computer/video-based inspection equipment. From March 1990 to January 1992, Mr. Kuehn was Vice President, commercial lending, at First National Bank of Chicago. From November 1985 to February 1990, Mr. Kuehn performed business valuation consulting with Price Waterhouse.

     Mr. Bruce A. Ericson has been Vice President-Marketing since November 1989. Mr. Ericson joined the Company in May 1984 as Director of Publishing. From January 1988 until October 1989, Mr. Ericson served the Company as Director of Marketing.


ITEM 2 - PROPERTIES

     The Company's headquarters are currently situated in a 48,000 square foot building located in Seattle, Washington. This facility also currently houses the Company's photofinishing and mail order operations. This building is occupied under a lease which expires in September 2000. Monthly base rent under this lease is currently $20,123.

     The Company also occupies a 22,000 square foot building utilized as a warehouse storage facility for excess inventory and photofinishing supplies. This building, located in Seattle, Washington, is occupied under a lease which expires in February 1996. Currently, the monthly base rent for the warehouse building is $7,472.

     The Company has signed a lease agreement for 70,000 square feet of warehouse space in Seattle, Washington. This lease has a term of three years commencing February 1, 1996 with options to extend the lease for two additional one year periods to January 31, 2001. This building will be primarily utilized as a warehouse storage facility, and will also contain film rolling and marketing mailing operations. The monthly base rent for this building is $18,200 throughout the first three years of the lease.

     The Company believes that its corporate headquarters and warehouse facilities will be adequate to support existing and anticipated levels of business for at least the next 12 months.

ITEM 3 - LEGAL PROCEEDINGS

     None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                    PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK


              Period                   High Sale Price*  Low Sale Price*
--------------------------------------------------------------------------------

 October 1 - December 31, 1993              $ 6.67           $ 5.75

 January 1 - March 31, 1994                 $11.42           $ 6.00

 April 1 - June 30, 1994                    $10.50           $ 8.17

 July 1 - September 30, 1994                $13.33           $ 8.67

 October 1 - December 31, 1994              $12.83           $ 9.83

 January 1 - March 31, 1995                 $15.38           $10.92

 April 1- June 30, 1995                     $17.75           $13.75

 July 1 - September 30, 1995                $23.75           $17.00

 October 1 - November 30, 1995              $23.75           $18.75

* All prices have been retroactively adjusted to reflect a three for two stock split distributed February 26, 1993, a two for one stock split distributed March 16, 1994, and a three for two stock split distributed March 15, 1995.

     At November 30, 1995, the Common Stock of the Company was held by an estimated 5,400 shareholders with approximately 360 holders of record.

     The Company has not paid cash dividends to date and does not anticipate that it will pay any cash dividends in the foreseeable future. The Company is restricted under the covenants of a bank loan agreement from declaring any dividends on shares of its capital stock without the bank's prior consent.


ITEM 6 - SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's statements of income for the years ended September 30, 1995, September 24, 1994 and September 25, 1993 and the Company's balance sheets at September 30, 1995 and September 24, 1994 are derived from the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and their related footnotes. The selected income statement data for the years ended September 26, 1992 and September 28, 1991 and selected balance sheet data at September 25, 1993, September 26, 1992 and September 28, 1991 are derived from audited financial statements which are not included in this report.

                            SEATTLE FILMWORKS, INC.
                            SELECTED FINANCIAL DATA
                    (In thousands, except share information)

                                                                                Fiscal Years

                                                  1995              1994             1993             1992              1991
====================================================================================================================================

Income Statement Data:
----------------------

Net revenues                                    $62,185           $49,753          $42,728          $38,442           $36,645

Gross profit                                     24,057            18,907           17,269           15,694            15,083

Operating expenses                               15,729            12,709           12,284           11,660            11,666

Net income                                      $ 5,682           $ 4,438          $ 3,570          $ 2,905           $ 2,373
                                                =======           =======          =======          =======           =======
Income as a percent of revenues                    9.1%              8.9%             8.4%             7.6%              6.5%

Earnings per share*                             $   .73           $   .54          $   .43          $   .35           $   .29
                                                =======           =======          =======          =======           =======
Weighted average shares*
  outstanding                                 7,821,174         8,263,118        8,238,771        8,177,364         8,120,529
                                              =========         =========        =========        =========         =========
Balance Sheet Data:
-------------------
Working capital                                 $ 8,491           $ 3,874 **       $ 7,410          $ 4,343           $ 1,947

Capitalized customer acquisition
  expenditures                                    7,356             4,458            3,832            3,349             3,283

Total assets                                     28,244            18,835 **        19,632           15,538            11,474

Long-term obligations                                 0                 0                0                0                 0

Shareholders' equity                            $17,932           $11,347 **       $13,376          $ 9,553           $ 6,541
                                                =======           =======          =======          =======           =======

See notes to financial statements.

* All earnings per share data reflects a three for two stock split distributed February 26, 1993, a two for one stock split distributed March 16, 1994, and a three for two stock split distributed March 15, 1995.

** Reflects the impact of repurchasing 500,000 shares of common stock for $6,643,000 during the fourth quarter of fiscal 1994.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      The following table presents information from the Company's statements of income, expressed as a percentage of net revenues for the periods indicated.


                                                               Fiscal Years Ended
                                                  September 30,    September 24,  September 25,
                                                     1995             1994           1993
====================================================================================================================================

Net revenues                                        100.0%           100.0%         100.0%

Cost of goods and services                           61.3             62.0           59.6
                                                    -----            -----          -----

GROSS PROFIT                                         38.7             38.0           40.4

Operating expenses:
  Customer acquisition costs                         13.8             13.1           16.6
  Other selling expenses                              6.5              6.9            6.7
  Research and development                            0.7              0.9            0.7
  General and administrative                          4.3              4.6            4.7
                                                    -----            -----          -----
  Total operating expenses                           25.3             25.5           28.7
                                                    -----            -----          -----

INCOME FROM OPERATIONS                               13.4             12.5           11.7

Total other income                                    0.4              0.3            0.7
                                                    -----            -----          -----

INCOME BEFORE INCOME TAXES                           13.8             12.8           12.4

Provision for income taxes (Note F)                   4.7              3.9            4.0
                                                    -----            -----          -----

NET INCOME                                            9.1%             8.9%           8.4%
                                                    =====            =====          =====

      The Company's net revenue increased 25.0% from $49,753,000 in fiscal 1994 to $62,185,000 in fiscal 1995. Net revenues in fiscal 1994 increased 16.4% to $49,753,000 from $42,728,000 in fiscal 1993. The increases were primarily due to expanded investment in customer acquisition and other selling activities during fiscal 1993, 1994 and 1995 which increased the number of new customers and photofinishing orders processed in fiscal 1994 and 1995. In addition, increased distribution of rolled film and photo related products on a wholesale basis during fiscal 1994 and 1995, including sales generated as a result of the acquisition of selected assets of Private Label Film in 1994, favorably affected net revenues. The Company also believes that its core photofinishing business benefited from the Company's entry into the home computer market with its PhotoWorks(TM) and Pictures On Disk(TM) products, which were first introduced in January 1994. The increased revenues in fiscal 1995 were also favorably affected by an additional one week reporting period in the 1995 fiscal year as compared to the 1994 and 1993 fiscal years.

     The Company has experienced an increase in revenues from its photofinishing operations in each year since inception except for fiscal 1988. The Company believes this growth is attributable principally to its direct marketing programs, including its customer acquisition technique of offering two rolls of film for a charge of $2.00 or less (the "Introductory Offer"). The Introductory Offer has been nationally advertised in package inserts, newspaper supplements, magazines and through various other direct response media. Recipients of the Introductory Offer receive two rolls of 35mm film and postage paid mailers for returning the film to the Company for processing.

     The direct costs of customer acquistion, including cost of film and printed materials, but excluding advertising costs, have been deferred and amortized over a period of up to three years as part of customer acquisition costs. These expenditures have been capitalized as assets on the Company's balance sheet.
The Company establishes a rate of amortization based on historical customer conversion rates and periodically revises the rate of amortization, if appropriate, based on actual customer processing volumes. The Company substantially expanded its customer acquisition programs during fiscal 1995 compared to fiscal 1994 and 1993 and believes the expansion is the primary reason for the increase in photofinishing revenues. Customer acquisition costs as a percentage of net revenues increased to 13.8% of net revenues in fiscal 1995 as compared to 13.1% of net revenues in fiscal 1994, but have decreased from 16.6% of net revenue in fiscal 1993. Management believes this decrease is due primarily to more efficient customer acquisition programs. Capitalized customer acquisition costs for the period ending September 30, 1995, increased to $7,356,000 as compared to $4,458,000 for the period ending September 24, 1994, primarily as a result of customer acquisition programs initiated during fiscal 1995. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased acquisition costs due to the amortization of capitalized expenditures or to the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     The cost per response, which reflects all advertising related expenditures, has declined during each of the last three years. In addition the direct costs associated with providing each respondent with the Introductory Offer have also declined over the last three years. These reductions in cost have resulted in lower customer acquisition expenses per new customer. The conversion rate, which reflects the anticipated future volume of business provided by each new customer, declined in fiscal 1995 compared to fiscal 1994 after declining in fiscal 1994 compared to 1993. This change has had a downward impact on expected revenue per new customer which negatively affects net income. The combination of the decline in the direct costs of the Introductory Offer and the decline in conversion rate has had a slightly favorable impact on both fiscal 1995 and fiscal 1994 net income. In the event the conversion rate declines in the future or the cost per response increases in the future, net income of future periods may be affected.

     Gross profit as a percent of net revenues for fiscal 1995, 1994 and 1993 was 38.7%, 38.0% and 40.4%, respectively. The increase in gross profit percentage in fiscal 1995 compared to fiscal 1994 was primarily due to a sales mix containing a higher proportion of photofinishing services, which have a higher gross profit margin than the Company's wholesale film and photo related supplies business. Gross profit as a percentage of net revenue in fiscal 1994 was lower than fiscal 1993. This resulted from a planned change in customer acquisition promotional activities, including free film offers, which resulted in a decrease in revenues received in conjunction with certain promotional offers. Also, fiscal 1994 net revenues included a higher proportion of sales of lower margin wholesale film and photo related supplies compared to fiscal 1993. Future changes in the Company's sales mix and promotional activities may affect the gross profit as a percentage of revenues in future periods.

     Total operating expenses as a percent of net revenue for fiscal 1995, 1994, and 1993 were 25.3%, 25.5%, and 28.7%, respectively. Although total operating expenses increased in actual dollars in both fiscal 1995 and 1994 over the prior year, total operating expenses decreased as a percent of net revenue in both fiscal 1995 and 1994 primarily due to increases in net revenue in each of those years which were greater than the planned increases in operating expenses. The decrease in fiscal 1995 and 1994 as compared to fiscal 1993 as a percentage of net revenue is also attributable to more cost effective advertising programs. Customer acquisition expenses consist of costs incurred to acquire new customers which are primarily advertising for the Introductory Offer, and amortization of capitalized customer acquisition expenditures. Other selling expenses are primarily general marketing expenses, advertising to existing customers, testing of new marketing strategies and, in 1994 and 1995, amortization of noncompete agreements associated with the January 1994 acquisition of certain assets of Private Label Film Inc. See Note B in Notes to the financial statements. Research and development expenses consist of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer related photographic products and services. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, investor relations and general corporate activities.

     Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes the mix between periods to take advantage of unique or cost effective marketing opportunities as they become available. Customer acquisition expenses as a percent of net revenues were 13.8% in fiscal 1995, up from 13.1% in 1994 and down from 16.6% in 1993. The increase in fiscal 1995 was primarily due to increased expenditures related to the Company's customer acquisition programs targeted at the home computer market. The decrease in fiscal 1994 from fiscal 1993 was primarily due to planned changes in customer acquisition promotional activities which allowed the Company to maintain the response rate to the Introductory Offer while reducing advertising expenses associated with attracting new customers. Other selling expenses increased to $4,035,000 in fiscal 1995 compared to $3,458,000 in fiscal 1994 and $2,868,000 in fiscal 1993. The increases in fiscal 1995 and 1994 were primarily due to increased expenditures for selling activities promoting the sale of rolled film, other photographic related products and increased marketing to existing customers. Expressed as a percentage of net revenues, other selling expenses decreased to 6.5% in fiscal 1995, compared to 6.9% in 1994 and 6.7% in 1993. General and administrative expense increased to $2,657,000 in fiscal 1995 compared to $2,276,000 in 1994. The increase in fiscal 1995 was primarily due to increased expenditures relating to recruitment, consulting and additional labor costs due to increased volumes. Expressed as a percentage of net revenues, general and administrative expenses declined to 4.3% in fiscal 1995, compared to 4.6% in 1994 and 4.7% in 1993.

     During fiscal 1995, 1994 and 1993 the Company incurred research and development expenses of $458,000, $459,000 and $285,000, respectively, primarily in connection with development of its new PhotoWorks(TM) and Pictures On Disk(TM) products. Prior to fiscal 1993, research and development expenses, which primarily related to photofinishing and film spooling equipment, were not material and, accordingly were included in general and administrative expense or cost of goods sold.

     Total other income in fiscal 1995 was $252,000 compared to $187,000 in fiscal 1994 and $290,000 in fiscal 1993. In fiscal 1993 the Company received refunds of sales taxes previously paid. The decrease in total other income in 1994 compared to 1993 is attributable to the absence of sales tax refunds in 1994 and slightly higher interest expense. The increase in total other income in fiscal 1995 over 1994 was primarily due to interest income from short term investments due to the availability of cash reserves generated from operations during fiscal 1995.

     Net income increased to $.73 per share in fiscal 1995 compared to $.54 per share in fiscal 1994 and $.43 per share in fiscal 1993. The increases resulted primarily from higher net revenue and increased income from operations.
Earnings per share for both fiscal 1995 and 1994 were also favorably affected by the repurchase of 500,000 shares of Common Stock by the Company during the fourth quarter of fiscal 1994. The earnings per share reflects a three for two stock split distributed on February 26, 1993, a two for one stock split distributed on March 16, 1994 and a three for two stock split distributed on March 15, 1995.

Liquidity and Capital Resources

     As of November 30, 1995, the Company's principal sources of liquidity included $8,969,000 in cash and short term investments together with an unused operating line of credit of $5,000,000. The ratio of current assets to current liabilities for the Company was 2.0 to 1 at the end of fiscal 1995, which reflects an increase from the current ratio of 1.6 to 1 at the end of fiscal 1994 (after reclassifications relating to customer acquisition costs and deferred income taxes). The increase in the current ratio at the end of fiscal 1995 compared to fiscal 1994 was primarily due to increased cash and short term investments generated by operations. The lower cash balance at the end of fiscal 1994 was due in part to expenditures related to the July 1994 repurchase of 500,000 shares of Common Stock and the January 1994 acquisition of certain assets of Private Label Film Inc. The Company has financed its business principally through cash generated by operations and borrowings.

     Capital expenditures during fiscal 1995 totaled $1,633,000 including equipment for new photofinishing services and for expanding capacity of existing photofinishing operations. In fiscal 1994, the Company made capital expenditures of $1,414,000 relating to photofinishing equipment and leasehold improvements. The Company has a commitment to purchase equipment related to its Pictures On Disk(TM) product in the amount of $470,000. In addition, the Company has plans to expend approximately $3,500,000 in fiscal 1996 for additional photofinishing and data processing equipment, and for leasehold improvements, although at this time it has no binding commitments to do so.

     The Company currently anticipates that existing funds together with anticipated cash flow from operations and the Company's available line of credit of $5,000,000 will be sufficient to finance its operations, including planned capital expenditures, and to service its indebtedness for the foreseeable future. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future.

Inflation

     The results of the Company's operations have not been significantly affected by inflation during any of the last three fiscal years. Although the Company has incurred moderately increased costs for labor, materials, postage and overhead, it has been able to somewhat offset the impact of such increases through enhanced operating efficiencies and, to a lesser extent, price increases.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 16 through 27.

                            REPORT OF ERNST & YOUNG,

                              INDEPENDENT AUDITORS



 Shareholders and Board of Directors
 SEATTLE FILMWORKS, INC.

      We have audited the accompanying balance sheets of SEATTLE FILMWORKS, INC. as of September 30, 1995 and September 24, 1994, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. We have also audited the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEATTLE FILMWORKS, INC. at September 30, 1995 and September 24, 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          //s// Ernst & Young LLP



 Seattle, Washington
 November 8, 1995

                            SEATTLE FILMWORKS, INC.
                                BALANCE SHEETS
                                (in thousands)


                                                    September 30, September 24,
ASSETS                                                  1995          1994
================================================================================
CURRENT ASSETS
      Cash and cash equivalents                       $ 8,560       $ 2,711
      Securities available for sale                     1,345         1,330
      Accounts receivable, net of
       allowance for doubtful accounts of $546
       and $461 in 1995 and 1994, respectively          1,242         1,369
      Inventories                                       4,626         3,659
      Capitalized promotional expenditures                158           388
      Prepaid expenses and other                          164           191
      Deferred income taxes                               398           316
                                                      -------       -------

TOTAL CURRENT ASSETS                                   16,493         9,964

FURNITURE, FIXTURES, AND EQUIPMENT,
      at cost, less accumulated depreciation (Note C)   3,200         2,986

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES           7,356         4,458

DEPOSITS AND OTHER ASSETS                                  68            95

NONCOMPETE AGREEMENTS (Note B)                          1,127         1,332
                                                      -------       -------

TOTAL ASSETS                                          $28,244       $18,835
                                                      =======       =======

                            SEATTLE FILMWORKS, INC.
                           BALANCE SHEETS (continued)
                    (in thousands, except share information)



                                                    September 30, September 24,
LIABILITIES AND SHAREHOLDERS' EQUITY                    1995          1994
================================================================================
CURRENT LIABILITIES
     Accounts payable                                 $ 4,782       $ 2,958
     Accrued expenses                                   2,364         1,991
     Income taxes payable                                 856         1,141
                                                      -------       -------

TOTAL CURRENT LIABILITIES                               8,002         6,090

DEFERRED INCOME TAXES                                   2,310         1,398
                                                      -------       -------

     TOTAL LIABILITIES                                 10,312         7,488

SHAREHOLDERS' EQUITY (Notes G and H)
     Preferred Stock, $.01 par value,
      authorized 2,000,000 shares, non issued
     Common Stock, $.01 par value, authorized
      45,000,000 shares, issued and outstanding
      7,143,714 and 7,007,039 in 1995 and 1994,
      respectively                                         71            70

     Additional paid-in capital                           955            53
     Retained earnings                                 16,906        11,224
                                                      -------       -------

     TOTAL SHAREHOLDERS'S EQUITY                       17,932        11,347
                                                      -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $28,244       $18,835
                                                      =======       =======

See notes to financial statements.

                            SEATTLE FILMWORKS, INC.
                              STATEMENTS OF INCOME
                   (in thousands, except share information)

                                                Fiscal Years Ended
                                     September 30, September 24,  September 25,
                                        1995          1994           1993
================================================================================
Net revenues                          $62,185       $49,753        $42,728

Cost of goods and services             38,128        30,846         25,459
                                      -------       -------        -------

GROSS PROFIT                           24,057        18,907         17,269

 Operating expenses:
  Customer acquisition costs            8,579         6,516          7,115
  Other selling expenses                4,035         3,458          2,868
  Research and development                458           459            285
  General and administrative            2,657         2,276          2,016
                                      -------       -------        -------
  Total operating expenses             15,729        12,709         12,284
                                      -------       -------        -------

INCOME FROM OPERATIONS                  8,328         6,198          4,985

Other income (expense):
  Interest expense                         (4)          (25)           (10)
  Interest income                         276           222            201
  Nonoperating income (expense), net      (20)          (10)            99
                                      -------       -------        -------
Total other income                        252           187            290
                                      -------       -------        -------

INCOME BEFORE INCOME TAXES              8,580         6,385          5,275

Provision for income taxes (Note F)     2,898         1,947          1,705
                                      -------       -------        -------

NET INCOME                            $ 5,682       $ 4,438        $ 3,570
                                      =======       =======        =======

EARNINGS PER SHARE                    $   .73       $   .54        $   .43
                                      =======       =======        =======

WEIGHTED AVERAGE SHARES AND
  EQUIVALENTS OUTSTANDING           7,821,174     8,263,118      8,238,771
                                    =========     =========      =========

See notes to financial statements.

                            SEATTLE FILMWORKS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                   (in thousands, except share information)

                                                     Common Stock
                                                Shares           Par        Paid-In       Retained
                                              Outstanding       Value       Capital       Earnings     Total
==============================================================================================================
BALANCE AS OF SEPTEMBER 26, 1992              7,424,028          $74         $154          $9,325      $9,553

Stock options exercised                         344,889            3           11                          14
Income tax benefit of stock options                                           571                         571
Purchase and retirement of
 Common Stock                                   (67,854)                     (164)           (168)       (332)
Net income                                                                                  3,570       3,570
                                              ---------          ---         ----          ------     -------
BALANCE AS OF SEPTEMBER 25, 1993              7,701,063           77          572          12,727      13,376

Stock options exercised                          38,252            1           32                          33
Income tax benefit of stock options                                            50                          50
Employee stock purchase plan                     17,724                        93                          93
Purchase and retirement of
 Common Stock                                  (750,000)          (8)        (694)         (5,941)     (6,643)
Net income                                                                                  4,438       4,438
                                              ---------          ---         ----          ------      ------
BALANCE AS OF SEPTEMBER 24, 1994              7,007,039           70           53          11,224      11,347

Stock options exercised                          77,300            1          274                         275
Income tax benefit of stock options                                           333                         333
Employee stock purchase plan                     63,075                       349                         349
Purchase and retirement of
 Common Stock                                    (3,700)                      (54)                        (54)
Net income                                                                                  5,682       5,682
                                              ---------         ---          ----         -------     -------
BALANCE AS OF SEPTEMBER 30, 1995              7,143,714         $ 71         $955         $16,906     $17,932
                                              =========          ===         ====         =======     =======


 See notes to financial statements.

                             SEATTLE FILMWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                   Fiscal Years Ended
                                                    September 30,     September 24,     September 25,
                                                         1995             1994              1993
=====================================================================================================
OPERATING ACTIVITIES:
---------------------
Net income                                               $ 5,682          $ 4,438         $ 3,570
Charges to income not affecting cash:
  Depreciation and amortization                            1,608            1,320             887
  Amortization of capitalized customer
   acquisition expenditures                                6,289            4,684           3,542
  Deferred income taxes                                      830              (89)            (20)
  Loss on disposal of equipment                               24                5              16
 Net change in receivables, inventories,
   payables, and other                                     1,432             (672)            209
 Capitalized promotional expenditures, net                   230              (46)            150
 Additions to capitalized customer
   acquisition expenditures                               (9,187)          (5,310)         (4,025)
                                                         -------          -------         -------
NET CASH FROM OPERATING ACTIVITIES                         6,908            4,330           4,329

INVESTING ACTIVITIES:
---------------------
  Purchase of furniture, fixtures, and equipment          (1,633)          (1,414)         (1,091)
  Purchases of securities available for sale              (1,356)          (3,060)         (4,450)
  Sales of securities available for sale                   1,341            5,280             900
  Proceeds from sale of equipment                             19               22
  Purchase of assets from Private Label Film, Inc.                         (1,637)
                                                         -------          -------         -------
NET CASH USED IN INVESTING ACTIVITIES                     (1,629)            (809)         (4,641)

FINANCING ACTIVITIES:
---------------------
  Proceeds from issuance of Common Stock                     624              126              12
  Payment on purchase of Common Stock                        (54)          (6,643)           (330)
                                                         -------          -------         -------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                 570           (6,517)           (318)
                                                         -------          -------         -------
INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         5,849           (2,996)           (630)

Cash and cash equivalents
  at beginning of year                                     2,711            5,707           6,337
                                                         -------          -------         -------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR                                         $ 8,560          $ 2,711         $ 5,707
                                                         =======          =======         =======

See notes to financial statements.

                            SEATTLE FILMWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS


 NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      SEATTLE FILMWORKS, INC. (the "Company") principally markets 35mm photographic film, photofinishing services, and related photographic products on a direct-to-consumer mail order basis under the brand name of Seattle FilmWorks(R). The Company also markets 35mm photographic film on a wholesale basis to mini photofinishing labs under the brand name of OptiColor Film & Photo(TM).

 CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid short-term investments with an original maturity of less than three months.

 SECURITIES AVAILABLE FOR SALE: Securities available for sale consist primarily of bankers' acceptances, commercial paper, and government securities issued by financial institutions with high credit ratings. Company policy limits the amount of credit exposure with any one financial institution. The fiscal year 1995 balance of $1,345,000 consisted of bankers' acceptances with maturity dates within six months of the fiscal year-end. The fiscal year 1994 balance of $1,330,000 consisted of $550,000 in bankers' acceptances and $780,000 in government securities.

 ACCOUNTS RECEIVABLE: Accounts receivable primarily include amounts due from mail order customers from the sale of related photographic products and amounts due from wholesale customers from the sale of film. An allowance for doubtful accounts is established for an estimate of bad debts. The provision for bad debts was $639,000, $481,000, and $333,000 for the years ended 1995, 1994, and
 1993, respectively.

 INVENTORIES: Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies.

 CAPITALIZED PROMOTIONAL EXPENDITURES: The Company's promotional programs run for periods of one to six months. Promotional expenditures primarily consist of advertising and media costs related to generating consumer interest in the Company's photofinishing services. The Company expenses these costs as promotional and advertising expenditures and expenses them the first time the promotion is run. Advertising expense was $1,882,000, $1,944,000, and $1,652,000 in fiscal 1995, 1994, and 1993 respectively.

 DEPRECIATION AND AMORTIZATION: Depreciation is provided using the straight-line and accelerated methods based on estimated useful asset lives ranging from three to seven years. Expenditures for major remodeling and improvements are capitalized as leasehold improvements. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Noncompete agreements are amortized as other selling expenses on an accelerated basis over the ten-year life of the agreements.

 CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES: The Company's method of obtaining film processing customers is to provide rolls of film at a low cost or for free. These capitalized customer acquisition expenditures are capitalized (exclusive of promotional expenditures) and are amortized over succeeding periods, pro rata, based on estimated future rolls to be received from customers.

 Recent customer processing statistics are the principal factors used in estimating future processing. Based on the historical pattern of customer orders processed and the estimate of orders to be processed in the future, future amortization of capitalized customer acquisition expenditures as of September 30, 1995 will be $4,914,802, $1,879,138, and $562,080 in 1996, 1997, and 1998, respectively.

 NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
 (continued)


 INCOME TAXES: The provision for federal income taxes is computed based on pretax income reported in the financial statements. Research and Development tax credits are recorded as a reduction of the provision for federal income taxes in the year realized. The provision for income taxes differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. Deferred income taxes have been recorded in recognition of these temporary differences.

      The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in the first quarter of fiscal year 1994. The adoption of this new Standard did not have a significant impact on operating results because the Company had previously adopted Statement of Financial Accounting Standards No. 96 in the first quarter of fiscal 1988.

 EARNINGS PER SHARE: Earnings per share is based on the weighted average number of shares and dilutive common stock equivalents outstanding during the fiscal year. Common stock equivalents consist of stock options.

 NEW ACCOUNTING PRONOUNCEMENTS: In May 1993, the FASB issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted this new Standard in the first quarter of fiscal year 1995. This Statement implements more restrictive criteria for recording debt securities at cost. Upon adoption, the Company's investments were classified as available for sale and stated at fair value. This adoption does not significantly impact the September 30, 1995 financial statements, as the amortized cost of the Company's investments approximate their fair values due to their high credit ratings and short-term maturities within six months of the Company's fiscal year-end.

      In December 1993, the American Institute of Certified Public Accountants issued Statement of Position 93-7, "Reporting on Advertising Costs." The Company adopted this Standard in the first quarter of fiscal 1995. The adoption of the new Standard does not impact the Company's accounting practices except that all capitalized customer acquisition expenditures have been classified as noncurrent. Previously, capitalized customer acquisition expenditures amortizable within one year were recorded as current assets. This change has the effect of reducing the Company's current ratio and working capital.

 RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the 1995 financial statements, primarily related to the reclassification of all capitalized customer acquisition expenditures and deferred tax liabilities to long term.


 NOTE  B --  ACQUISITION OF PRIVATE LABEL FILM BUSINESS

      On December 30, 1993, the Company acquired certain assets of Private Label Film, Inc. for approximately $1,637,000. The assets relate to the manufacture and sale of private-label film and related products to retailers and commercial
 users.    This acquisition has been accounted for using the purchase method.
 The purchase price was recorded as follows: equipment $100,000; and other assets of $1,536,830 related to noncompete agreements which includes capitalized legal and accounting expenses.

 NOTE  C --  FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment consist of the following:


                                                           (in thousands)
                                                     September 30, September 24,
                                                         1995          1994
================================================================================

Furniture, fixtures, and equipment                     $  9,673       $  9,168
Leasehold improvements                                    1,610          1,610
                                                       --------       --------
                                                         11,283         10,778
Less accumulated depreciation and amortization           (8,083)        (7,792)
                                                       --------       --------

                                                       $  3,200       $  2,986
                                                       ========       ========

 NOTE  D --  CREDIT AGREEMENTS AND ACCRUED EXPENSES

      At September 30, 1995, the Company has a $5,000,000 available line of credit, with interest at the lending bank's prime rate. Amounts borrowed on the line of credit would be secured by receivables and inventories of the Company. There were no borrowings outstanding at the end of 1995 or 1994 under the line of credit. The Company is restricted under the covenants of a bank loan agreement from declaring any dividends on shares of its capital stock without the bank's prior consent.

      Accrued expenses at the end of 1995 and 1994 include accrued compensation of $1,537,000 and $1,197,000, respectively.


 NOTE  E --  PROPERTY AND LEASES

      The Company's primary lease relates to its main operating facility. This lease expires in September 2000. During fiscal year 1995, the Company entered into a lease agreement for additional warehouse and limited production space. This lease begins in February 1996 and expires in January 1999. The Company has an option to extend this lease for two one-year periods. At September 30, 1995, future minimum payments under noncancelable operating leases for the years 1996 through 2000 are $443,000, $460,000, $460,000, $314,000, and
 $242,000, respectively.    Rental expense relating to operating leases for
 1995, 1994, and 1993 was $353,000, $335,000, and $314,000, respectively.

NOTE  F --  INCOME TAXES


The provision for income taxes is as follows:


                                                                                                    (in thousands)
                                                                                              1995      1994      1993
========================================================================================================================
Provisions (benefits) for income taxes
         Current                                                                              $2,068    $2,036    $1,725
         Deferred                                                                                830       (89)      (20)
                                                                                              ------    ------    ------
                                                                                              $2,898    $1,947    $1,705
                                                                                              ======    ======    ======


A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:


                                                                                        1995      1994      1993
========================================================================================================================
Statutory tax rate                                                                      34.0%     34.0%     34.0%
Research and development tax credits                                                    (.4)       (.5)      (.9)
Other, net                                                                               .2       (3.0)      (.8)
                                                                                        ----      ----      ----
                                                                                        33.8%     30.5%     32.3%
                                                                                        ====      ====      ====


Principal items comprising the cumulative deferred income taxes are as follows:

                                                                                        1995         1994
========================================================================================================================
Deferred tax liabilities:
  Customer acquisition expenditures                                                    $ 2,501      $ 1,517
  Other liabilities                                                                        175          196
                                                                                       -------      -------
Total deferred tax liabilities                                                           2,676        1,713


Deferred tax assets:
  Accrued expenses                                                                         573          512
  Depreciation and amortization                                                            191          119
                                                                                       -------      -------
Total deferred tax assets                                                                  764          631
                                                                                       -------      -------
Net deferred tax liability                                                             $ 1,912      $ 1,082
                                                                                       =======      =======





 Taxes paid in 1995, 1994, and 1993 were $2,020,000, $1,520,000, and $1,070,000, respectively.


 NOTE  G --  SHAREHOLDERS' EQUITY

 Stock Options

        Pursuant to the Company's Stock Option Plans adopted in 1982 and 1987, options may be granted to purchase up to 2,868,750 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted. Options generally vest over four years and become exercisable commencing one year after the date of grant and expiring ten years after the date of grant. Shares of Common Stock reserved for issuance under these stock option plans totaled 1,071,095 at September 30, 1995, of which 128,051 were available for options to be granted in the future.

       The following schedule summarizes stock option activity for fiscal years 1993, 1994, and 1995.


                                                               Option Price
                                      Number of Shares           Per Share
================================================================================

Outstanding at September 26, 1992
  (675,174 shares exercisable)            935,388               $.08 -  $3.95
    Granted during 1993                   281,400              $4.67 -  $5.67
    Canceled during 1993                   (2,250)             $1.23 -  $4.67
    Exercised during 1993                (380,880)              $.08 -  $1.50

Outstanding at September 25, 1993
  (574,647 shares exercisable)            833,658               $.18 -  $5.25
    Granted during 1994                    72,600              $6.00 - $12.17
    Canceled during 1994                  (12,450)             $1.95 -  $7.00
    Exercised during 1994                 (38,252)              $.18 -  $4.67

Outstanding at September 24, 1994
  (639,819 shares exercisable)            855,556               $.39 -  $9.67
    Granted during 1995                   101,550             $10.75 - $21.25
    Canceled during 1995                  (14,063)             $4.67 - $11.17
    Exercised during 1995                 (77,300)              $.39 -  $9.83

Outstanding at September 25, 1995
  (669,880 shares exercisable)            865,743               $.42 - $13.67
                                          =======

 Employee Stock Purchase Plan

      Effective September 22, 1993, the Company adopted an Employee Stock Purchase Plan under which options may be granted to purchase up to 225,000 shares of Common Stock. Under the Plan, eligible employees may purchase shares of the Company's Common Stock at six-month intervals at 85% of the lower of the fair market value on the first day of the two-year offering period or the last day of each six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during the purchase period. During 1995, shares totaling 63,075 were issued under the Plan at prices ranging from $5.2417 to $12.325 per share. At September 30, 1995, 144,201 shares were reserved for future issuance.

      In May 1995, the Employee Stock Purchase Plan was amended to change the purchase price under which shares may be purchased to 85% of the lower of the fair market value on the first day of the six-month purchase period or the last day of the six-month purchase period. This change is effective for purchases after October 1, 1995.

 Stock Splits

      A three-for-two stock split was distributed February 26, 1993, a two-for-one stock split was distributed March 16, 1994, and a three-for-two stock split was distributed March 15, 1995. All share data, per share data, and related accounts in the accompanying financial statements and footnotes have been restated to retroactively reflect the stock splits.

 Purchase and Retirement of Common Stock

      On July 20, 1994, the Company repurchased 500,000 shares, or approximately 10% of its outstanding Common Stock, from Mr. Sam Rubinstein, a Director and the largest shareholder of the Company, in a private transaction for $13.00 per share plus legal and brokerage fees.


 NOTE  H  --  RETIREMENT AND PROFIT SHARING PLAN

      The Company maintains a 401(k) Plan for substantially all employees. The Company's contributions are based on matching a percentage of voluntary employee contributions and discretionary profit sharing contributions determined by the Board of Directors. The Company's contributions were $366,000, $285,000, and $237,000 for 1995, 1994, and 1993, respectively.


 NOTE  I  --  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

      The following table sets forth summary financial data for the Company by quarter for the fiscal years 1995 and 1994 (in thousands, except per share data).

                                           Quarters
                               First   Second    Third   Fourth
--------------------------------------------------------------------
 Fiscal 1995
 -----------
      Net Revenue            $12,270  $12,293  $15,791  $21,831
      Gross Profit             4,590    4,152    6,136    9,179
      Net Income                 655      339    1,513    3,175
      Earnings Per Share         .09      .04      .19      .40

 Fiscal 1994
 -----------
      Net Revenue            $10,600  $10,672  $12,872  $15,609
      Gross Profit             3,968    3,803    4,776    6,360
      Net Income                 543      279    1,176    2,440
      Earnings Per Share         .06      .03      .14      .31

      The sum of quarterly earnings per share will not necessarily equal the earnings per share reported for the year since the weighted average shares outstanding used in the earnings per share computation changes throughout the year. All earnings per share data presented above has been adjusted to reflect the three-for-two stock split distributed March 15, 1995. See Note G.


 ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


 ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Directors and Executive Officers of the Registrant" under Item 1 -
 Part 1 above.

      Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 13, 1996, which information appears under the caption "Compliance with Section 16(a) of the Exchange Act." Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 30, 1995.


 ITEMS 11, 12, AND 13

      The information called for by Part III (Items 11, 12, and 13) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 13, 1996 and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Remuneration of Executive Officers and Directors," "Voting Securities and Principal Holders," and "Certain Transactions." Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 30, 1995.


                                    PART IV


ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.  Index to Financial Statements and Financial Statement Schedules
    ---------------------------------------------------------------

(1)  Financial Statements                                                  Page
     --------------------                                                  ----
     Report of Ernst & Young, Independent Auditors                          16

     Balance Sheets as of September 30, 1995 and September 24, 1994       17-18

     Statements of Income for the years ended September 30, 1995,
     September 24, 1994, and September 25, 1993                             19

     Statements of Shareholders' Equity for the years ended
     September 30, 1995, September 24, 1994, and September 25, 1993         20

     Statements of Cash Flows for the years ended September 30, 1995,
     September 24 1994, and September 25, 1993                              21

     Notes to Financial Statements                                         22-27


     Supplemental Financial Statement Schedule. The following additional information should be read in conjunction with the Financial Statements of the Company included in Part II, Item 8.


(2)   Schedule                                                          Page
      --------                                                          ----
      II - Valuation and Qualifying Accounts                             32

      All other schedules have been omitted because the required information is included in the financial statements or the notes thereto, or is not applicable or required.

 b. Reports on Form 8-K
    -------------------

      None.

 c. Exhibits
    --------

      The following list is a subset of the exhibits set forth below and contains all compensatory plans, contracts, or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

      (1) The Company's Incentive Stock Option Plan, as amended and restated as of November 23, 1992. See Exhibit 10.36

      (2) The Company's 1987 Stock Option Plan, as amended and restated as of November 23, 1992. See Exhibit 10.38

Exhibit
Number       Exhibit Description
-------      -------------------

3.1 Articles of Incorporation of the Company, as amended through February 23, 1989. (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1989.)

3.2 Bylaws of the Company, as amended and restated on September 15, 1988. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 24, 1988.)

3.3 Articles of Amendment to Articles of Incorporation dated July 1, 1993. (Incorporated by reference to Exhibit 3.3 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1993.)

3.4 Articles of Amendment to Articles of Incorporation dated March 2, 1994. (Incorporated by reference to Exhibit 3.4 filed with the Company's Annual Report on Form 10-K for the year ended September 24, 1994.)

3.5 Articles of Amendment to Articles of Incorporation dated February 16, 1995. (Incorporated by reference to Exhibit 3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1995.)

10.2 Lease Agreement dated September 10, 1985 between Gilbert Scherer and Marlyn Friedlander, Lessors, and the Company with respect to certain office and plant facilities in Seattle, Washington. (Incorporated by reference to the exhibit with a corresponding number filed with the Company's registration statement on Form S-1 (file no. 33-4388.)

10.36 Incentive Stock Option Plan, as amended and restated as of November 23, 1992. (Incorporated by reference to Exhibit 10.36 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1993.)

10.37 Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.38 1987 Stock Option Plan, as amended and restated as of November 23, 1992. (Incorporated by reference to Exhibit 10.38 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1993.)

10.39        Form of Stock Option Agreement. (Incorporated by reference to
             Exhibit 10.4 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.48 First Amendment to Facility Lease Agreement dated April 29, 1989, with Gilbert Scherer and Marlyn Friedlander, Lessors. (Incorporated by reference to Exhibit 10.48 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1989.)

10.56 Sales Contract dated September 9, 1992 between the Company and Agfa Division of Miles Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.56 filed with the Company's Annual Report on Form 10-K for the year ended September 26, 1992.)

10.58 1993 Employee Stock Purchase Plan as amended and restated as of May 31, 1995.

10.59 Purchase and Sale Agreement dated as of December 16, 1993 and related Amendment to Purchase and Sale Agreement dated December 30, 1993 among Seattle FilmWorks, Inc., Private Label Film, Inc. and certain shareholders of Private Label Film, Inc. (Incorporated by reference to Exhibits 2.1 and 2.2 filed with the Company's Report on Form 10-Q dated February 7, 1994.)

10.60 Business Loan Agreement with First Interstate Bank of Washington N.A. as amended and restated on March 31, 1994. (Incorporated by reference to Exhibit 10.60 filed with the Company's Annual Report on Form 10-K for the year ended September 24, 1994.)

10.61 Stock Redemption Agreement dated July 20,1994 between the Company and Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

10.62 Business Loan Agreement with First Interstate Bank of Washington N.A.as amended and restated on February 28, 1995. (Incorporated by reference to Exhibit 10 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1995.)

10.63 Lease Agreement dated September 22, 1995 between the United States of America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington.

10.64* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products.

11           Computation of Per Share Earnings.

23           Consent of Independent Auditors


 * Exhibit for which confidential treatment has been requested.

                            SEATTLE FILMWORKS, INC.

                                  SCHEDULE  II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                            Additions
                                                            ---------
                                        Balance     Charged to    Charged to                Balance
                                       Beginning    Costs and       Other                    at End
Description                             of Year      Expenses      Accounts    Deductions   of Period
=====================================================================================================
 FOR THE YEAR ENDED
 SEPTEMBER 25, 1993

 Allowance for doubtful accounts         $350          $333           $0          $356         $327
 Allowance for returns                   $ 59          $401           $0          $357         $103

 FOR THE YEAR ENDED
 SEPTEMBER 24, 1994

 Allowance for doubtful accounts         $327          $481           $0          $347         $461
 Allowance for returns                   $103          $281           $0          $279         $105

 FOR THE YEAR ENDED
 SEPTEMBER 30, 1995

 Allowance for doubtful accounts         $461          $639           $0          $554         $546
 Allowance for returns                   $105          $272           $0          $280         $ 97

 ____________________________

                                   SIGNATURES


 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SEATTLE FILMWORKS,  INC.
                                                     (REGISTRANT)

 DATED:  December 20, 1995                 By:/s/ Gary R. Christophersen
                                              ----------------------------
                                                Gary R. Christophersen
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


NAME                             TITLE                        DATE

By:/s/ Gary R. Christophersen    President                    December 20, 1995
   --------------------------    Chief Executive Officer
   Gary R. Christophersen        Director
                                 (Principal Executive Officer)

By:/s/ Sam Rubenstein            Director                     December 20, 1995
   --------------------------
   Sam Rubenstein

By:/s/ Douglas A. Swerland       Director                     December 20, 1995
   --------------------------
   Douglas A. Swerland

By:/s/ Craig E. Tall             Director                     December 20, 1995
   --------------------------
   Craig E. Tall

By:/s/ Peter H. van Oppen        Director                     December 20, 1995
   --------------------------
    Peter H. van Oppen

By:/s/ Case H. Kuehn             Vice President-Finance
   --------------------------    Chief Financial Officer
   Case H. Kuehn                 (Principal Financial and
                                 Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                           Annual Report on Form 10-K
                     For The Year Ended September 30, 1995

Exhibit                                                                                Page
Number     Exhibit Description                                                        Number
-------    -------------------                                                        ------
3.1        Articles of Incorporation of the Company, as amended through February
           23, 1989. (Incorporated by reference to Exhibit 3.1 filed with the
           Company's Annual Report on Form 10-K for the year ended September 30,
           1989.)

3.2        Bylaws of the Company, as amended and restated on September 15, 1988.
           (Incorporated by reference to Exhibit 3.2 filed with the Company's
           Annual Report on Form 10-K for the year ended September 24, 1988.)

3.3        Articles of Amendment to Articles of Incorporation dated July 1,
           1993. (Incorporated by reference to Exhibit 3.3 filed with the Company's Annual Report on Form 10-K for the year ended September 25,
           1993.)

3.4        Articles of Amendment to Articles of Incorporation dated March 2,
           1994. (Incorporated by reference to Exhibit 3.4 filed with the Company's Annual Report on Form 10-K for the year ended September 24,
           1994.)

3.5        Articles of Amendment to Articles of Incorporation dated February 16,
           1995. (Incorporated by reference to Exhibit 3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March
           25, 1995.)

10.2       Lease Agreement dated September 10, 1985 between Gilbert Scherer and
           Marlyn Friedlander, Lessors, and the Company with respect to certain office and plant facilities in Seattle, Washington. (Incorporated by reference to the exhibit with a corresponding number filed with the Company's registration statement on Form S-1 (file no. 33-4388.)

10.36      Incentive Stock Option Plan, as amended and restated as of November
           23, 1992. (Incorporated by reference to Exhibit 10.36 filed with the Company's Annual Report on Form 10-K for the year ended September 25,
           1993.)

10.37 Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.38      1987 Stock Option Plan, as amended and restated as of November 23,
           1992. (Incorporated by reference to Exhibit 10.38 filed with the Company's Annual Report on Form 10-K for the year ended September 25,
           1993.)

10.39      Form of Stock Option Agreement. (Incorporated by reference to Exhibit
           10.4 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.48 First Amendment to Facility Lease Agreement dated April 29, 1989, with Gilbert Scherer and Marlyn Friedlander, Lessors. (Incorporated by reference to Exhibit 10.48 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1989.)

 c. Exhibits (continued)

10.56      Sales Contract dated September 9, 1992 between the Company and Agfa
           Division of Miles Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.56 filed with the Company's Annual Report on Form 10-K for the year ended September 26,
           1992.)

10.58      1993 Employee Stock Purchase Plan as amended and restated as of May
           31, 1995.                                                                    36

10.59      Purchase and Sale Agreement dated as of December 16, 1993 and related
           Amendment to Purchase and Sale Agreement dated December 30, 1993 among Seattle FilmWorks, Inc., Private Label Film, Inc. and certain shareholders of Private Label Film, Inc. (Incorporated by reference to Exhibits 2.1 and 2.2 filed with the Company's Report on Form 10-Q dated February 7, 1994.)

10.60      Business Loan Agreement with First Interstate Bank of Washington N.A.
           as amended and restated on March 31, 1994. (Incorporated by reference to Exhibit 10.60 filed with the Company's Annual Report on Form 10-K for the year ended September 24, 1994.)

10.61      Stock Redemption Agreement dated July 20,1994 between the Company and
           Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

10.62      Business Loan Agreement with First Interstate Bank of Washington N.A.
           as amended and restated on February 28, 1995. (Incorporated by reference to Exhibit 10 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1995.)

10.63      Lease Agreement dated September 22, 1995 between the United States of
           America, Lessors, and the Company with respect to certain plant and
           warehouse facilities in Seattle, Washington.                                 52

10.64*     Sales contract dated August 18, 1995 between 60 the Company and Agfa
           Divison of Miles, Inc. with respect to the purchase of certain products.

11         Computation of Per Share Earnings.                                           79

23         Consent of Independent Auditors                                              80

   * Exhibit for which confidential treatment has been requested.