Form 10-Q
period 1995-12-30
SEATTLE FILMWORKS INC
filed 1996-02-09
CIK 791050

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended:  DECEMBER 30, 1995    Commission file No.  0-15338
                           -----------------                         -------



                            SEATTLE FILMWORKS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter.)

                WASHINGTON                               91-0964899
     -------------------------------             ------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


   1260 16TH AVENUE WEST, SEATTLE, WA                     98119
   ----------------------------------                    -------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:   (206) 281-1390
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

Yes   X    No ___
     ---

     As of January 30, 1996, there were issued and outstanding 7,164,669 shares of common stock, par value $.01 per share.

                         Index to Exhibits at Page 12

                            SEATTLE FILMWORKS, INC.

                                     INDEX
                                     -----


                                                              Page No.
                                                              --------
PART I -- FINANCIAL INFORMATION

    Item 1 - Financial Statements                               3-7

       Balance Sheets as of December 30, 1995
        and September 30, 1995                                  3-4

       Statements of Income for the first quarter
        ended December 30, 1995 and December 24, 1994            5

       Statements of Cash Flows for the first quarter ended
        December 30, 1995 and December 24, 1994                  6

       Notes to Financial Statements                             7

    Item 2 - Management's Discussion and Analysis of
        Financial Condition and Results of Operations          7-10


PART II -- OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K                    10


SIGNATURES                                                       11


INDEX TO EXHIBITS                                                12


EXHIBITS                                                         13

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                            SEATTLE FILMWORKS, INC.
                                BALANCE SHEETS
                                (in thousands)


                                                     (UNAUDITED)      (NOTE)
                                                     December 30,  September 30,
ASSETS                                                   1995          1995
===============================================================================
CURRENT ASSETS
   Cash and cash equivalents                          $ 3,904       $ 8,560
   Securities available for sale                        3,195         1,345
   Accounts receivable, net of
    allowance for doubtful accounts                     1,362         1,242
   Inventories                                          5,388         4,626
   Capitalized promotional expenditures                   102           158
   Prepaid expenses and other                             695           164
   Deferred income taxes                                  449           398
                                                      -------       -------

TOTAL CURRENT ASSETS                                   15,095        16,493


FURNITURE, FIXTURES, AND EQUIPMENT,
    at cost, less accumulated depreciation              3,442         3,200

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES           9,608         7,356

DEPOSITS AND OTHER ASSETS                                 126            68

NONCOMPETE AGREEMENTS,
    net of accumulated amortization                     1,076         1,127
                                                      -------       -------

TOTAL ASSETS                                          $29,347       $28,244
                                                      =======       =======

Note: The September 30, 1995 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                            SEATTLE FILMWORKS, INC.
                          BALANCE SHEETS (CONTINUED)
                   (in thousands, except share information)

                                                                       (UNAUDITED)      (NOTE)
                                                                       December 30,  September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                       1995          1995
===================================================================================================
CURRENT LIABILITIES
          Accounts payable                                              $ 5,447       $ 4,782
          Accrued expenses                                                1,890         2,364
          Income taxes payable                                                            856
                                                                        -------       -------

TOTAL CURRENT LIABILITIES                                                 7,337         8,002

DEFERRED INCOME TAXES                                                     3,105         2,310
                                                                        -------       -------

          TOTAL LIABILITIES                                              10,442        10,312

SHAREHOLDERS' EQUITY
          Preferred Stock, $.01 par value
            authorized 2,000,000 shares, none issued.
          Common Stock, $.01 par value - authorized 45,000,000
            shares, issued and outstanding 7,154,316                         72            71
          Additional paid-in capital                                        976           955
          Retained earnings                                              17,857        16,906
                                                                        -------       -------

TOTAL SHAREHOLDERS' EQUITY                                               18,905        17,932
                                                                        -------       -------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $29,347       $28,244
                                                                        =======       =======

Note: The September 30, 1995 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                            SEATTLE FILMWORKS, INC.
                       STATEMENTS OF INCOME (UNAUDITED)
                   (in thousands, except share information)


                                                First Quarter Ended
                                          December 30,        December 24,
                                             1995                1994
============================================================================

Net revenues                              $16,689             $12,270
Cost of goods and services                 10,397               7,680
                                          -------             -------

GROSS PROFIT                                6,292               4,590

Operating expenses:
 Customer acquisition costs                 2,538               2,039
 Other selling expenses                     1,332                 884
 Research and development                     247                 117
 General and administrative                   768                 620
                                          -------             -------
    Total operating expenses                4,885               3,660
                                          -------             -------

INCOME FROM OPERATIONS                      1,407                 930

Other income (expense):
 Interest expense                                                  (1)
 Interest income                              142                  60
 Nonoperating income (expense), net           (93)                  4
                                          -------             -------
Total other income                             49                  63
                                          -------             -------

INCOME BEFORE INCOME TAXES                  1,456                 993
Provision for income taxes                   (505)               (338)
                                          -------             -------

NET INCOME                                $   951             $   655
                                          =======             =======

EARNINGS PER SHARE                           $.12                $.09
                                             ====                ====

WEIGHTED AVERAGE SHARES AND
 EQUIVALENTS OUTSTANDING                7,847,802           7,688,145
                                        =========           =========

See notes to financial statements.

                           SEATTLE FILMWORKS, INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                         First Quarter Ended
                                                                      December 30,   December 24,
                                                                          1995           1994
=====================================================================================================

OPERATING ACTIVITIES:
---------------------
Net income                                                             $   951        $   655
Charges to income not affecting cash:
        Depreciation and amortization                                      537            395
        Amortization of capitalized customer
         acquisition expenditures                                        2,165          1,279
        Deferred income taxes                                              744            (15)
        Loss or (gain) on disposal of equipment                             90             (4)
Net change in receivables, inventories, payables and other              (2,077)          (927)
Capitalized promotional expenditures, net                                   56            162
Additions to capitalized customer acquisition expenditures              (4,417)        (1,688)
                                                                       -------        -------

NET CASH USED IN OPERATING ACTIVITIES                                   (1,951)          (143)
                                                                       -------        -------
INVESTING ACTIVITIES:
---------------------
        Purchase of furniture, fixtures, and equipment                    (877)          (281)
        Purchases of securities available for sale                      (1,850)
        Sales of securities available for sale                                            740
        Proceeds from sale of equipment                                                    14
                                                                       -------        -------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                            (2,727)           473
                                                                       -------        -------

FINANCING ACTIVITY:  Proceeds from issuance of Common Stock                 22            176
-------------------                                                    -------        -------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                      (4,656)           506

Cash and cash equivalents at beginning of period                         8,560          2,711
                                                                       -------        -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                     $ 3,904        $ 3,217
                                                                       =======        =======

See notes to financial statements.

                           SEATTLE FILMWORKS, INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE  A  --  BASIS OF PRESENTATION

          Seattle FilmWorks, Inc. (the "Company") principally markets 35mm photographic film, photofinishing services and related photographic products on a direct-to-consumer mail order basis under the brand name of Seattle FilmWorks(R). The Company also markets 35mm photographic film and supplies on a wholesale basis to mini photofinishing labs under the brand name of OptiColor Film and Photo(TM).

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for fair presentation have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the first quarter ended December 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

NOTE  B -- SEASONALITY OF REVENUES

          The Company's revenues are subject to monthly variations due to the seasonal demand for photofinishing services. Typically, revenues for photofinishing services are highest during the summer months.

NOTE  C -- RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform with the 1996 financial statements, primarily related to the reclassification of customer acquisition costs and deferred income taxes.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The principal business of Seattle FilmWorks, Inc. (the "Company") is the marketing of 35mm film, photofinishing services, and related products on a direct-to-consumer mail order basis under the brand name Seattle FilmWorks(R) and several other brand names. The Company offers its customers the options of having their photographs delivered as slides or prints or as digital images delivered either over the Internet using the Company's PhotoMail(TM) software, or on floppy diskettes under the Pictures On Disk(TM) brand name. To permit viewing of digital images on personal computers, the Company provides various versions of software under the titles PhotoWorks(TM) and PhotoWorks Plus(TM). The Company also provides these services, products and photofinishing supplies on a wholesale basis to a variety of retailers who offer these services or products to their customers at their own retail locations under their own brand names. The Company also provides a variety of reprint and enlargement services to its mail order and wholesale photofinishing customers. In addition, the Company provides various film products and other photofinishing supplies to other companies on a wholesale basis. To support its direct-to-consumer business, the Company has developed comprehensive computerized support systems for designing, implementing and analyzing direct response marketing programs.

          Demand for the Company's photofinishing services, which represents the largest portion of the Company's business, is highly seasonal with the highest volume of photofinishing activity occurring during the summer months. This, coupled with relatively higher expenditures on marketing programs prior to the summer months, causes considerable seasonal variation in revenues, earnings and cash flows.

RESULTS OF OPERATIONS

          The following table presents information from the Company's statements of income, expressed as a percentage of net revenues for the periods indicated.

                                                First Quarter Ended
                                          December 30,      December 24,
                                              1995              1994
=============================================================================
Net revenues                                 100.0%            100.0%

Cost of goods and services                    62.3              62.6
                                             -----             -----

GROSS PROFIT                                  37.7              37.4

Operating expenses:
Customer acquisition costs                    15.2              16.6
Other selling expenses                         8.0               7.2
Research and development                       1.5               1.0
General and administrative                     4.6               5.0
                                             -----             -----
Total operating expenses                      29.3              29.8
                                             -----             -----

INCOME FROM OPERATIONS                         8.4               7.6

Total other income                              .3                .5
                                             -----             -----

INCOME BEFORE INCOME TAXES                     8.7               8.1
Provision for income taxes                     3.0               2.8
                                             -----             -----

NET INCOME                                     5.7%              5.3%
                                             =====             =====

          The Company's net revenue for the first quarter of fiscal 1996 increased 36% to $16,689,000 compared to net revenues of $12,270,000 in the first quarter of fiscal 1995. The increase was primarily due to expanded investment in customer acquisition and other selling activities during the first quarter of fiscal 1996 and during fiscal year 1995 which increased the number of new customers and photofinishing orders processed in the first quarter of fiscal 1996. In addition, increased distribution of rolled film and photo related products on a wholesale basis during the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 favorably affected net revenues. The Company also believes that its core photofinishing business has benefited from the Company's entry into the home computer market with its PhotoWorks(TM) and Pictures On Disk(TM) products, which were first introduced in January 1994.

          Gross profit in the first quarter of fiscal 1996 was 37.7% of net revenue compared to 37.4% in the first quarter of fiscal 1995. The increase was due primarily to a product mix containing a higher percentage of the Company's core photofinishing business, which carries a higher gross profit margin than the Company's other lines of business. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, intensity of promotional activities, mix of product sales and other factors.

          Total operating expenses in the first quarter of fiscal 1996 decreased to 29.3% of net revenues compared to 29.8% in the prior year quarter. Although operating expenses increased to $4,885,000 in the first quarter of fiscal 1996 as compared to $3,660,000 for the same quarter of fiscal 1995, operating expenses decreased as a percent of net revenues. The decrease is primarily due to the increase in net revenues and a decrease in customer acquisition costs as a percentage of net revenues to 15.2% in the first quarter of fiscal 1996 as compared to 16.6% in the first quarter of fiscal 1995. The Company expanded its customer acquisition programs during the first quarter of fiscal 1996 as compared to fiscal 1995 and believes this planned expansion is the primary reason for the increase in photofinishing revenues. Customer acquisition costs consist primarily of advertising expenditures and amortization of deferred customer acquisition costs. A significant portion of the direct costs of customer acquisition, including cost of film and printed materials, but excluding advertising costs, are deferred and amortized over a period of up to three years as part of customer acquisition costs. These expenditures are capitalized as assets on the Company's balance sheet. Capitalized customer acquisition costs for the period ending December 30, 1995, increased to $9,608,000 as compared to $7,356,000 for the period ending September 30, 1995. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased acquisition costs due to the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

          Other selling expenses in the first quarter of fiscal 1996 increased to 8.0% as compared to 7.2% for the same period in fiscal 1995. The increase was primarily due to increased marketing to existing customers compared to the same promotional activities for the first quarter of fiscal 1995. Research and development expenses increased to $247,000 for the first quarter of fiscal 1996 as compared to $117,000 for the first quarter of fiscal 1995. The increase is due primarily to increased staffing costs and contract services relating to the development of new computer related photographic products and services. General and administrative expenses increased to $768,000 for the first quarter of fiscal 1996 from $620,000 in the first quarter of fiscal 1995 but decreased as a percent of net revenues to 4.6% for the fiscal 1996 first quarter as compared to 5.0% for the first quarter in the prior year.

          Total net other income for the first quarter of fiscal 1996 was $49,000 compared to net other income of $63,000 for the same period in fiscal 1995. The decrease is a result of a $90,000 loss on equipment disposals during the first quarter of fiscal 1996. Interest income increased to $142,000 for the first quarter of fiscal 1996 as compared to $60,000 for the 1995 period. The increase was primarily due to interest income from short-term investments due to the availability of cash reserves generated from operations.

          The federal income tax rate for the first quarter of fiscal 1996 was 34.7% compared to 34.0% for the same period in fiscal 1995. The increase in the effective tax rate is due primarily to an increase in the applicable federal corporate tax rate due to expected income levels.

          Net income in the first quarter of fiscal 1996 was $951,000, or $.12 per share, compared to $655,000, or $.09 per share in the first quarter of fiscal 1995. The increase in net income compared to the same period for fiscal 1995 is primarily attributable to the increase in net revenues, increase in gross profit as a percentage of net revenues, and the decrease in operating expenses as a percentage of net revenues.

LIQUIDITY AND CAPITAL RESOURCES

          As of January 26, 1996, the Company's principal sources of liquidity included cash and short-term investments of $7,176,387 and an unused revolving line of credit of $5,000,000. The ratio of current assets to current liabilities for the Company was 2.0 to 1 at the end of the first quarter of fiscal 1996, which was unchanged from the current ratio of 2.0 to 1 at the end of the 1995 fiscal year. During the first quarter of fiscal 1996 the Company increased inventory levels by $762,000 to accomodate expanded marketing plans, achieve faster turnaround of customer orders, and support increased photofinishing volume. This planned increase in inventory was also the principal reason for the increase in accounts payable. Federal income taxes payable were favorably affected due to the increase in capitalized customer acquisition expenditures which are expensed as incurred for federal income tax purposes, thereby having the effect of substantially reducing current federal income tax liabilities.

          The Company has a commitment to purchase equipment related to its Pictures On Disk(TM) product in the amount of $470,000 by January 1, 1997. In addition, the Company plans to expend approximately $2,600,000 during the remainder of fiscal 1996, principally for photofinishing and data processing equipment, and for leasehold improvements, although at this time it has no binding commitments to do so.

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

          None

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SEATTLE FILMWORKS, INC.


DATED:  February 7, 1996               //s// GARY R. CHRISTOPHERSEN
                                 -------------------------------------------
                                              Gary R. Christophersen
                                        President, Chief Executive Officer


                                             //s// CASE H. KUEHN
                                 -------------------------------------------
                                                 Case  H. Kuehn
                                        Vice President-Finance/Treasurer
                                 (Principal Financial and Accounting Officer)

                                 Page 11 0f 13

                               INDEX TO EXHIBITS

                           SEATTLE FILMWORKS,  INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 30, 1995

Exhibit    Description                                     Page No.
-------    -------------------                             --------
  11       Computation of Earnings Per Share                  13