Form 10-Q
period 1996-03-30
SEATTLE FILMWORKS INC
filed 1996-05-14
CIK 791050

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended:  MARCH 30, 1996  Commission file No. 0-15338
                                  --------------                      -------


                           SEATTLE FILMWORKS,  INC.
                           ------------------------
            (Exact name of registrant as specified in its charter.)


              Washington                                 91-0964899
     -------------------------------          -------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

   1260 16th Avenue West, Seattle, WA                      98119
   ----------------------------------                      -----
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (206) 281-1390
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

Yes   X    No
    -----     -----

          As of April 30, 1996, there were issued and outstanding 10,809,951 shares of common stock, par value $.01 per share.



                         Index to Exhibits at Page 14

                           SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                     3-7

       Balance Sheets as of March 30, 1996
         and September 30, 1995                                        3-4

       Statements of Income for the second quarter and six
         months ended March 30, 1996 and March 25, 1995                 5

       Statements of Cash Flows for the six months ended
         March 30, 1996 and March 25, 1995                              6

       Notes to Financial Statements                                    7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8-11


PART II -- OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders      11-12

     Item 6 - Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                             13

INDEX TO EXHIBITS                                                      14

EXHIBITS                                                             15-64


                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                            SEATTLE FILMWORKS,  INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                 (UNAUDITED)      (NOTE)
                                                  March 30,   September 30,
ASSETS                                              1996           1995
=============================================================================

CURRENT ASSETS
 Cash and cash equivalents                          $ 6,614         $ 8,560
 Securities available for sale                          500           1,345
 Accounts receivable, net of
   allowance for doubtful accounts                    1,286           1,242
 Inventories                                          6,992           4,626
 Capitalized promotional expenditures                    43             158
 Prepaid expenses and other                             546             164
 Deferred income taxes                                  353             398
                                                    -------         -------

TOTAL CURRENT ASSETS                                 16,334          16,493

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation               4,329           3,200

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES         9,645           7,356

DEPOSITS AND OTHER ASSETS                               245              68

NON-COMPETE AGREEMENTS,
 net of accumulated amortization                        939           1,127
                                                    -------         -------

TOTAL ASSETS                                        $31,492         $28,244
                                                    =======         =======


Note: The September 30, 1995 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                           BALANCE SHEETS (continued)
                    (in thousands, except share information)

                                                    (UNAUDITED)      (NOTE)
                                                     March 30,   September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                   1996           1995
================================================================================

CURRENT LIABILITIES
 Accounts payable                                      $ 6,470         $ 4,782
 Accrued expenses                                        2,257           2,364
 Income taxes payable                                                      856
                                                       -------         -------

TOTAL CURRENT LIABILITIES                                8,727           8,002

DEFERRED INCOME TAXES                                    3,126           2,310
                                                       -------         -------

TOTAL LIABILITIES                                       11,853          10,312

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value
 authorized 2,000,000 shares, none issued.
 Common Stock, $.01 par value - authorized
  67,500,000
 shares, issued and outstanding 10,806,988                 108             107
 Additional paid-in capital                              1,207             955
 Retained earnings                                      18,324          16,870
                                                       -------         -------

TOTAL SHAREHOLDERS' EQUITY                              19,639          17,932
                                                       -------          ------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $31,492         $28,244
                                                       =======         =======

Note: The September 30, 1995 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                        STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except share information)


                              Second Quarter Ended         Six Months Ended
                             March 30,   March 25,     March 30,     March 25,
                                1996        1995          1996          1995
================================================================================

Net revenues                   $17,821     $12,293         $34,510     $24,563
Cost of goods and services      10,510       8,141          20,907      15,821
                               -------     -------         -------     -------

GROSS PROFIT                     7,311       4,152          13,603       8,742

Operating expenses:
 Customer acquisition costs      3,236       2,017           5,774       4,056
 Other selling expenses          2,130         931           3,462       1,815
 Research and development          274          94             521         211
 General and administrative      1,012         661           1,780       1,281
                               -------     -------         -------     -------
   Total operating expenses      6,652       3,703          11,537       7,363
                               -------     -------         -------     -------

INCOME FROM OPERATIONS             659         449           2,066       1,379

Other income (expense):
 Interest expense                   (1)         (1)             (1)         (2)
 Interest income                   112          57             254         117
 Non operating income
  (expense), net                                (1)            (93)          3
                               -------     -------         -------     -------
   Total other income              111          55             160         118
                               -------     -------         -------     -------

INCOME BEFORE INCOME TAXES         770         504           2,226       1,497
Provision for income taxes        (267)       (165)           (772)       (503)
                               -------     -------         -------     -------

NET INCOME                     $   503     $   339         $ 1,454     $   994
                               =======     =======         =======     =======

EARNINGS PER SHARE                $.04        $.03            $.12        $.09
                                  ====        ====            ====        ====

WEIGHTED AVERAGE SHARES AND
 EQUIVALENTS OUTSTANDING    11,848,053  11,571,746      11,844,024  11,555,702
                            ==========  ==========      ==========  ==========


See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                         Six Months Ended
                                                      March 30,       March 25,
                                                        1996            1995
================================================================================

OPERATING ACTIVITIES:
- ---------------------
Net income                                                 $ 1,454     $   994
Charges to income not affecting cash:
 Depreciation and amortization                               1,111         791
 Amortization of capitalized customer
  acquisition expenditures                                   5,124       2,579
 Deferred income taxes                                         861         101
 Loss or (gain) on disposal of equipment                        88          (5)
Net change in receivables, inventories,
 payables and other                                         (2,066)     (2,066)
Capitalized promotional expenditures, net                      115         253
Additions to capitalized customer acquisition
 expenditures                                               (7,413)     (3,066)
                                                           -------     -------

NET CASH USED IN OPERATING ACTIVITIES                         (726)       (419)

INVESTING ACTIVITIES:
- ---------------------
Purchase of furniture, fixtures, and equipment              (2,320)       (521)
Purchase of securities available for sale                   (2,350)        (11)
Sales of securities available for sale                       3,195       1,190
Proceeds from sale of equipment                                  2          17
                                                           -------     -------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                (1,473)        675

FINANCING ACTIVITY:  Proceeds from issuance of                 253         181
- -------------------                                        -------     -------
 Common Stock


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,946)        437

Cash and cash equivalents at beginning of period             8,560       2,711
                                                           -------     -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                          $ 6,614     $ 3,148
                                                           =======     =======

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE  A  --  BASIS OF PRESENTATION

      Seattle FilmWorks, Inc. (the "Company") principally markets 35mm photographic film, photofinishing services and related photographic products on a direct-to-consumer mail order basis under the brand name of Seattle FilmWorks(R). The Company also markets 35mm photographic film, single-use cameras and photographic supplies on a wholesale basis under the brand name of OptiColor Film and Photo(TM).

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and changes as discussed in Note D below) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the second quarter and six months ended March 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 1996. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


NOTE  B   --  STOCK SPLIT

      On March 15, 1996 the Company effected a three-for-two stock split by declaring a stock dividend of one share for every two shares outstanding. All share information and the related capital accounts in the accompanying financial statements have been retroactively adjusted for this stock split.


NOTE  C  -- RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the 1996 financial statements presentation.

NOTE  D  -- CHANGE IN ESTIMATES

      Effective as of the beginning of the second quarter of fiscal 1996, the Company changed from twelve months to six months the period over which it amortizes certain capitalized customer acquisition expenditures. This change in accounting estimate was made to more accurately match incremental revenues and expenses, and resulted in $414,000 of incremental deferred customer acquisition costs. The Company also recorded an additional $43,000 of amortization related to a change in estimated life of the benefit of a non-compete agreement from ten years to five years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
- ---------------------------

      Statements in this report concerning future results, performance, achievements, expectations or trends, if any, are forward-looking statements. Actual results, performance, achievements, events or trends could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described below and those identified by the Company from time to time in other filings with the Securities and Exchange Commission, press releases and other communications.

General
- -------

      Seattle FilmWorks, Inc. (the "Company") is one of the largest direct-to-consumer providers of photofinishing services in the United States. The Company offers its services and products primarily on a mail order basis under the brand name Seattle FilmWorks(R).

      The Company seeks to differentiate its photofinishing services by offering its customers the options of receiving their photographs as conventional prints and/or slides and as digital images delivered either on floppy diskettes under the Pictures On Disk(TM) brand name or over the Internet using the Company's PhotoMail(TM) service. To permit viewing of digital images on personal computers, the Company provides various versions of software under the titles PhotoWorks(TM) and PhotoWorks Plus(TM). The Company also furnishes a variety of reprint and enlargement services. In addition, the Company provides services, products and photofinishing supplies on a wholesale basis to a variety of customers who offer these services and products to their customers at their own retail locations under their own brand names. The Company has the ability to process virtually all 35mm color negative films, including those manufactured for the motion picture industry. To support its direct-to-consumer business, the Company has developed comprehensive computerized marketing models and support systems for designing, implementing and analyzing direct response marketing programs.

      Demand for the Company's photofinishing-related services and products is highly seasonal with the highest volume of photofinishing activity occurring during the summer months. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced substantially greater photofinishing revenues during the last half of the fiscal year with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's revenues due to the fixed nature of a large portion of the Company's operating expenses, seasonal variation in sales mix and by the Company's practice of relatively higher expenditures on marketing programs prior to the summer months.

Results of Operations

 The following table presents information from the Company's statements of income, expressed as a percentage of net revenues for the periods indicated.

                                Second Quarter Ended      Six Months Ended
                               March 30,   March 25,   March 30,   March 25,
                                  1996        1995        1996        1995
================================================================================

Net revenues                       100.0%      100.0%      100.0%      100.0%

Cost of goods and services          59.0        66.2        60.6        64.4
                                   -----       -----       -----       -----

GROSS PROFIT                        41.0        33.8        39.4        35.6

Operating expenses:
 Customer acquisition costs         18.2        16.4        16.7        16.5
 Other selling expenses             11.9         7.6        10.0         7.4
 Research and development            1.5         0.7         1.5         0.9
 General and administrative          5.7         5.4         5.2         5.2
                                   -----       -----       -----       -----
  Total operating expenses          37.3        30.1        33.4        30.0
                                   -----       -----       -----       -----

INCOME FROM OPERATIONS               3.7         3.7         6.0         5.6

Total other income                   0.6         0.4         0.4         0.5
                                   -----       -----       -----       -----

INCOME BEFORE INCOME TAXES           4.3         4.1         6.4         6.1
Provision for income taxes           1.5         1.3         2.2         2.1
                                   -----       -----       -----       -----

NET INCOME                           2.8%        2.8%        4.2%        4.0%
                                   =====       =====       =====       =====


      The Company's net revenues for the second quarter of fiscal 1996 increased 45.0% to $17,821,000 compared to net revenues of $12,293,000 in the second quarter of fiscal 1995. For the six months ended March 30, 1996, net revenues increased 40.5% to $34,510,000 compared to $24,563,000 for the same period of fiscal 1995. The increased revenues in fiscal 1996 are primarily due to expanded customer acquisition activities and marketing to existing customers during fiscal year 1995 and the first two quarters of fiscal 1996 which have resulted in increased net revenues from photofinishing services and products. The quarter ending March 30, 1996, marks the fourth consecutive quarter of expanded customer acquisition efforts. Management also believes that its Seattle FilmWorks(R) branded business has benefited from the Company's entry into the home computer market with its PhotoWorks(TM) and Pictures On Disk(TM) products, which were first introduced in January 1994.

      Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Gross profit in the second quarter of fiscal 1996 increased to 41.0% of net revenue compared to 33.8% in the second quarter of fiscal 1995. For the first six months of fiscal 1996, gross profit increased to 39.4% compared to 35.6% for the same period of fiscal 1995. The increases in fiscal 1996 periods were due primarily to a product mix containing a higher percentage of the Company's Seattle FilmWorks(R) branded products, which carry a higher gross profit margin than the Company's other lines of business. Gross profit was also favorably impacted in the second quarter of fiscal 1996 by the reversal of $227,000 of state tax reserves upon the resolution of uncertainties related to a recent state tax examination. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity of promotional activities and other factors.

      Total operating expenses in the second quarter of fiscal 1996 increased to 37.3% of net revenue compared to 30.1% in the second quarter of fiscal 1995.
For the first six months of fiscal 1996 total operating expenses increased to 33.4% of net revenue compared to 30.0% for the same period of fiscal 1995. The increase in total operating expenses for the quarter was due primarily to an increase in customer acquisition and other selling activities. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. Customer acquisition costs are comprised of the costs of generating a lead and the direct acquisition costs associated with acquiring the customer. Costs of generating a lead include all advertising, direct response media and other costs associated with developing target customer lists. Direct acquisition costs include film and printed material costs associated with mailings to new and existing customers. A significant portion of the direct acquisition costs, including the cost of film and printed materials, but excluding advertising costs, are initially capitalized as assets on the Company's balance sheet. These deferred costs are amortized over a period of up to three years, based on statistical analyses of historical photofinishing volumes. Effective at the beginning of the second quarter of fiscal 1996 the Company reduced from twelve months to six months the amortization period for certain marketing activities to specific groups of existing customers. This change in accounting estimate resulted in incremental amortization of $414,000 of previously deferred customer acquisition costs..
The Company capitalized $4,417,000 and $2,996,000 of customer acquisition costs in the first and second quarters of fiscal 1996, respectively, compared to $1,688,000 and $1,378,000 for the first and second quarters of fiscal 1995, respectively. Capitalized customer acquisition costs as of March 30, 1996, increased to $9,645,000 compared to $7,356,000 as of September 30, 1995. Management believes this increased investment in customer acquisition combined with new service and product introductions are the primary reasons for the increase in photofinishing related revenues. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

      Other selling expenses include marketing costs associated with building brand awareness, testing of new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Other selling expenses in the second quarter of fiscal 1996 increased to 11.9% of net revenues compared to 7.6% of net revenues for the second quarter of fiscal 1995. For the first six months of fiscal 1996, other selling expenses increased to 10.0% of net revenues compared to 7.4% of net revenues for the first six months of fiscal 1995. The increase in the 1996 periods is due primarily to increased marketing activities associated with expanded promotional activities to new and existing customers compared to fiscal 1995 periods. The increase in the second quarter of fiscal 1996 includes approximately $43,000 resulting from an increase in amortization of a non-compete agreement due to a change in the estimated life from ten years to five years and $126,000 in expenses related to securing certain rights to the PhotoWorks(TM) mark claimed by a third party.

      Research and development expenses increased to $274,000 for the second quarter of fiscal 1996 as compared to $94,000 for the second quarter of fiscal 1995. Research and development expenses for the first six months of fiscal 1996 increased to $521,000 as compared to $211,000 for the first six months of fiscal 1995. These increases were primarily related to the Company's continued development of digital services and products.

      General and administrative expenses increased $351,000 and $499,000 for the second quarter and first six months of fiscal 1996, respectively, as compared to the same periods of fiscal 1995 due to increased compensation expenses based on the Company's profitability and increased legal and accounting costs. General and administrative expenses as a percent of net revenue increased to 5.7% for the second quarter of fiscal 1996 as compared to 5.4% for the second quarter of fiscal 1995 and remained at 5.2% of net revenue for the six month periods in fiscal 1996 and fiscal 1995.

      Total net other income for the second quarter of fiscal 1996 increased to $111,000 as compared to $55,000 for the second quarter of fiscal 1995. Total net other income increased to $160,000 for the first six months of fiscal 1996 as compared to $118,000 for the first six months of fiscal 1995. The increases are due primarily to interest income from short-term investments due to higher levels of cash generated by operations.

      The federal income tax rate for the first six months of fiscal 1996 as compared to the first six months of fiscal 1995 increased to 34.7% from 33.6%. The increase in the effective tax rate is due primarily to an increase in the marginal federal corporate tax rate due to expected income levels.

      Net income in the second quarter of fiscal 1996 was $503,000, or $.04 per share, compared to $339,000 or $.03 per share for the second quarter of fiscal 1995. For the first six months of fiscal 1996, net income was $1,454,000, or $.12 per share compared to $994,000, or $.09 per share for the same period in fiscal 1995. The increase in net income compared to 1995 periods is primarily attributable to the increase in net revenues and gross profit partially offset by the increase in operating expenses.

Liquidity and Capital Resources

      As of April 30, 1996, the Company's principal sources of liquidity included cash and short-term investments of $5,771,135 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 1.9 to 1 at the end of the second quarter of fiscal 1996, down slightly from the current ratio of 2.0 to 1 at September 30, 1995. During the first two quarters of fiscal 1996 the Company increased inventory levels by $2,366,000 to accommodate expanded marketing plans, achieve faster turnaround of customer orders, and support increased photofinishing volume. This planned increase in inventory was also the principal reason for the $1,688,000 increase in accounts payable. Federal income taxes payable were favorably affected by the increase in capitalized customer acquisition expenditures which are expensed as incurred for federal income tax purposes, thereby having the effect of substantially reducing current federal income tax liabilities.

      The Company has a commitment to purchase equipment related to its Pictures On Disk(TM) product in the amount of $470,000 by January 1, 1997. In addition, the Company plans to expend approximately $1,180,000 during the remainder of fiscal 1996, principally for photofinishing and data processing equipment and for leasehold improvements, although at this time it has no binding commitments to do so.

      The Company currently anticipates that existing funds together with anticipated cash flow from operations and the Company's available line of credit of $6,000,000 will be sufficient to finance its operations and planned capital expenditures and to service its indebtedness for the foreseeable future. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or to refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future.



                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On February 13, 1996, the Company held its annual meeting of shareholders. The shareholders acted on the following matters at the annual meeting.

     1. The following individuals were elected to the Company's Board of Directors, to hold office for a term of one year. The number of votes cast for each individual, the number of votes withheld, and the number of broker non-votes are listed for each individual.

                               For         Withheld       Non-votes
                            ---------      --------       ---------
     Gary Christophersen    6,510,766        17,728           N/A
     Sam Rubinstein         6,516,082        12,412           N/A
     Douglas A. Swerland    6,515,202        13,292           N/A
     Craig E. Tall          6,516,252        12,242           N/A
     Peter H. van Oppen     6,516,252        12,242           N/A

     2. The shareholders approved a proposal to amend the Seattle FilmWorks, Inc. 1987 Stock Option Plan and Incentive Stock Option Plan (the "Plans") to increase by 300,000 the aggregate numbers of shares of Common Stock available for purchase upon exercise of options granted under either Plan, to create a maximum number of options that may be granted under the Plans to any one employee in any one fiscal year and to extend the terms of the Plans until December 31, 2005. There were 5,936,729 shares of Common Stock voted in favor of the amendments, 491,839 shares voted against, 98,026 shares abstained from voting and 0 shares were broker non-votes.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
         ---------

         3      Second Restated Articles of Incorporation of Seattle FilmWorks,
                 Inc.

        10.1 Business Loan Agreement effective January 31, 1996 with First Interstate Bank of Washington, N.A.

        10.2*   Supplement to Agfa Division of Miles, Inc. sales contract dated
                 March 29, 1996

        10.3 Addendum to lease agreement dated January 1, 1996, between United States of America, Lessors, and the Company

        10.64** Sales contract dated August 18, 1995 between the Company and
                 Agfa Division of Miles, Inc. with respect to the purchase of certain products

        11      Computation of Earnings Per Share

        (b) Reports on Form 8-K.
            --------------------

              None

         *      Exhibits for which confidential treatment has been requested.

        **      Replaces exhibit previously filed with the Company's Annual
                 Report on Form 10-K for the year ended September 30, 1995

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SEATTLE FILMWORKS,  INC.


DATED:  May 14, 1996                        /s/ Gary R. Christophersen
                                            ------------------------------------
                                                    Gary R. Christophersen
                                               President/Chief Executive Officer
                                                 (Principal Executive Officer)


                                            /s/ Case H. Kuehn
                                            ------------------------------------
                                                       Case H. Kuehn
                                               Vice President-Finance/Treasurer
                                                (Principal Financial and Chief
                                                     Accounting Officer)

                               INDEX TO EXHIBITS

                            SEATTLE FILMWORKS, INC.

                         Quarterly Report on Form 10-Q
                      For The Quarter Ended March 30, 1996

Exhibit     Description                                               Page No.
- -------     --------------------------                                --------

  3         Second Restated Articles of Incorporation of Seattle
             FilmWorks, Inc.                                            15-22

10.1        Business Loan Agreement effective January 31, 1996 with
             First Interstate Bank of Washington, N.A.                  23-41

10.2*       Supplement to Agfa Division of Miles, Inc. sales contract
             dated March 29, 1996                                       42-44

10.3        Addendum to lease agreement dated January 1, 1996, between
             United States of America, Lessors, and the Company.          45

10.64**     Sales contract dated August 18, 1995 between the Company
             and Agfa Division of Miles, Inc. with respect to the
             purchase of certain products.                              46-63

11          Computation of Earnings Per Share                             64


 *  Exhibits for which confidential treatment has been requested.

** Replaces exhibit previously filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.