Form 10-K/A
period 1995-09-30
SEATTLE FILMWORKS INC
filed 1996-05-31
CIK 791050

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended SEPTEMBER 30, 1995

                                       or

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-15338

                             SEATTLE FILMWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     WASHINGTON                                                       91-0964899
     (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                              1260 16TH AVENUE WEST
                            SEATTLE, WASHINGTON 98119
                                 (206) 281-1390
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
               INCLUDING AREA CODE OF PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of November 30, 1995, there were issued and outstanding 7,153,978 shares of Common Stock, par value $.01 per share. As of November 30, 1995, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $101,024,175 based on the last sale price of the Registrant's Common Stock as reported on the Nasdaq National Market.

                               Page 1 of 20 Pages

                                   No Exhibits

                                     PART I

ITEM 1 - BUSINESS

DESCRIPTION OF BUSINESS


     The principal business of Seattle FilmWorks, Inc. (the "Company") is the marketing of 35mm film, photofinishing services and related products on a direct-to-consumer primarily on a mail order basis under the brand name
Seattle FilmWork-Registered Trademark-. The Company offers its customers the options of having their photographs delivered as slides or prints or as digital images delivered either over the Internet using the Company's PhotoMail-TM-software, or on floppy diskettes under the Pictures On Disk-TM- brand name. To permit viewing of digital images on personal computers, the Company provides various versions of software under the titles PhotoWorks-TM- and PhotoWorks-TM-Plus. To a lesser extent, the Company also provides photofinishing services, products, and supplies on a wholesale basis. The Company also provides a variety of reprint and enlargement services to its mail order and wholesale photofinishing customers.



     The Company was incorporated in Washington State in June 1976. The executive offices of the Company are located at 1260 Sixteenth Avenue West, Seattle, Washington 98119, and the Company's telephone number is (206) 281-1390.

FORWARD-LOOKING INFORMATION

     This Report contains certain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, those discussed in Item 1 of Part I under the heading "Risk Factors" and elsewhere in this Report and those identified by the Company from time to time in other filings with the Securities and Exchange Commission, press releases and other communications.

PHOTOFINISHING INDUSTRY AND DIRECT-MARKETING OVERVIEW

     According to information published by the Photo Marketing Association International ("PMAI"), domestic amateur photofinishing sales totalled approximately $5.5 billion in 1994, having exhibited little or no growth since 1990. In 1994, the dominant method of distributing photofinishing services and products was through retail stores, including discount and mass merchants, drugstores, supermarkets and camera/specialty stores. Management believes the vast majority of rolls of film are sent to wholesale photofinishing laboratories for processing, although a growing percentage are processed in-store using on-site equipment. The following table sets forth U.S. amateur photofinishing industry market shares in terms of rolls processed and total sales for the years 1990 through 1994, based on information provided by PMAI:

               U.S. AMATEUR PHOTOFINISHING INDUSTRY MARKET SHARES


                                                   Rolls Processed (in millions)              Dollar Sales (in billions)
                                                   -----------------------------              --------------------------
                                                     1990                 1994                1990                  1994
                                                     ----                 ----                ----                  ----
                                              Rolls         %      Rolls         %         $          %         $           %
                                              -----        ---     -----        ---       ---        ---       ---         ---
Discount and mass merchants,
  drugstores, supermarkets and
  camera/specialty stores. . . . . . . .       468        67.1%      540       75.4%     $3.46      62.9%     $3.72       67.7%
Standalone minilabs. . . . . . . . . . .       127        18.2        99       13.8       1.48      26.9       1.29       23.4
Mail order . . . . . . . . . . . . . . .        65         9.3        55        7.7        .30       5.4        .31        5.6
Other. . . . . . . . . . . . . . . . . .        38         5.4        22        3.1        .26       4.8        .18        3.3
                                              ----       -----       ---      -----      -----     -----      -----      -----
  Total. . . . . . . . . . . . . . . . .       698       100.0%      716      100.0%     $5.50     100.0%     $5.50      100.0%
                                              ----       -----       ---      -----      -----     -----      -----      -----
                                              ----       -----       ---      -----      -----     -----      -----      -----


     Outside the photofinishing industry, direct-to-consumer marketing, with distribution through the mail, has grown significantly in recent years. Leading users of direct marketing include mail-order houses and catalog mailers, magazine publishers, insurance companies, book and record clubs, financial institutions and credit card companies. Management believes growth in the use of direct-marketing is generally attributable to social, economic and technological changes and to the relative cost-effectiveness of direct-marketing techniques. Management also believes several factors have enhanced consumer responsiveness to direct marketing as a purchasing medium, including growth in the number of people in the most active segment of the purchasing population, growth in the number of two-career families that have more disposable income with less time to shop and increased availability and use of credit cards.

In the future, on-line services and increased use of personal computers may provide additional channels for direct-to-consumer marketing. See "Risk Factors-
- -Dependence on Direct-Marketing Programs; Accounting for Customer Acquisition" and "--Dependence on the Internet and Potential Liability for Content."

MARKETING AND CUSTOMER ACQUISITION

     One of the key elements of the Company's operating strategy is to generate demand by utilizing its proprietary direct-marketing techniques and extensive database to efficiently target existing and prospective customers. The Company has used mail, print media, television, radio, telephone and, more recently, the Internet and on-line services to target groups of consumers and businesses, bypassing the traditional distribution channel of retail outlets.


     The Company makes extensive use of marketing tests in order to evaluate which of a variety of marketing programs offers the best probable return on investment. The Company's direct-marketing programs use coded advertisements to monitor consumer response and to provide measurable results for a specific marketing program. Measuring the effectiveness of marketing tests takes into account both the response rate to advertised offers and estimates of customer lifetime value to the Company, measured in terms of profit generated from the estimated future stream of orders, thereby allowing for the targeting of a marketing effort to specific market segments through selected media. The Company uses computers to maintain and analyze extensive data and segment markets using geographic, demographic and psychographic information about potential customers.


     Since the early 1980s, the primary method the Company has utilized to acquire new film processing customers has been its introductory offer of two rolls of film for $2.00 or less (the "Introductory Offer"). The Company regularly refines the Introductory Offer to improve its effectiveness, but the basic concept of sending two rolls of branded film to targeted potential customers has remained fairly constant. The Introductory Offer has been nationally advertised through direct-response media, including package inserts, newspaper supplements and magazines. The Company also has a customer referral program in which existing customers suggest family and friends to whom the Company mails an introductory package. Beginning in early 1995, the Company further refined its Introductory Offer program by targeting the growing population of personal computer users. Favorable rates of return from this group led to an expansion in the Company's customer acquisition investment.

SERVICES AND PRODUCTS

     Seattle FilmWorks is a leader in the development and introduction of innovative photofinishing services and products. Beginning in 1978 with the introduction of its privately branded film and continuing with the option of receiving both photographic prints and individually color-corrected slides from the same roll of film, the Company established an early tradition of service and product differentiation. The following table illustrates the Company's service and product introductions during the past five years:

     SERVICE OR PRODUCT                                YEAR OF INTRODUCTION

     PhotoMail-TM- . . . . . . . . . . . . . . . . . .          1995
     PhotoWorks-TM- for Macintosh. . . . . . . . . . .          1995
     PhotoWorks-TM- Plus for Windows . . . . . . . . .          1994
     PhotoWorks-TM- for Windows. . . . . . . . . . . .          1994
     PhotoWorks-TM- for MS-DOS . . . . . . . . . . . .          1994

     Pictures On Disk-TM-. . . . . . . . . . . . . . .          1994
     Pictures Plus-TM- Index . . . . . . . . . . . . .          1993
     Professor FilmWorks-TM- . . . . . . . . . . . . .          1992
     Backprinting & Referenced Negatives . . . . . . .          1992
     Easy-Order System . . . . . . . . . . . . . . . .          1991
     Express-Mail Delivery . . . . . . . . . . . . . .          1991


     In 1991, the Company began to offer mail-order photofinishing customers the options of express-mail pickup and delivery service and the Easy-Order System, whereby a customer sets up a standing order, thus avoiding the need to fill out an order form with each order. This pattern of service and product innovation continued with the introduction in early 1992 of the Company's system for printing the date, roll identification and print number on the back of each print and the corresponding information on each strip of negatives (known as backprinting) and free telephone pre-recorded mini-lessons on photography from Professor FilmWorks-TM-. Additionally, in 1993, the Company introduced the Pictures Plus-TM- Index, which offers thumbnail-size copies of images from a roll of film on a single 4" by 6" print as a handy reference for the customer.


     In early 1994, the Company introduced Pictures On Disk-TM-, which delivers on a single floppy disk a digital version of each photograph on a roll of film. This product was coupled with the introduction of the Company's internally developed PhotoWorks-TM- software, which enables users to create digital albums of their photographs and to incorporate the digital images into text, slide shows and screen savers. PhotoWorks-TM- software is available in Microsoft Windows, MS-DOS and Apple Macintosh versions and is provided at no charge with a customer's first order of Pictures On Disk-TM-. PhotoWorks-TM- is also available for free download over the Internet from the Company's Web site. A more fully featured version, PhotoWorks-TM- Plus, is sold directly to customers as an upgrade and is available through selected retail software stores.


     In October 1995, the Company introduced the private delivery of digital photographs from its laboratory directly to customers over the Internet through its PhotoMail-TM- delivery service. Customers requesting PhotoMail-TM- delivery are sent an e-mail notifying them that their photographs are ready for downloading at the Company's Web site (www.filmworks.com). Such customers can then share their photographs with friends, family and business associates who may download the photographs using a download password. Management believes that communication with digital versions of personal photographs is a natural extension of the rapid proliferation of e-mail and other forms of Internet communication.


     Although mail-order photofinishing is viewed as a convenience by many consumers, mail-order turnaround time (generally seven to ten days) is longer than many alternative sources for photofinishing services (in some cases within one hour). The Company has addressed this issue by offering the option of express-mail pickup and delivery service by means of the U.S. Postal Service for an extra charge and, more recently, with an immediate delivery-after-processing option through its PhotoMail-TM- Internet delivery service. However, turnaround time remains a competitive disadvantage for the Company.


     Management believes that the prices for its services and products are competitive. The Company, however, has chosen not to compete primarily on the basis of price, but rather by offering a variety of value-added, innovative and high-quality services and products, thereby seeking to differentiate itself from other photofinishers.


     The Company also provides a variety of reprint and enlargement services for its mail-order customers, as well as selling 35mm rolled film, single-use cameras and photofinishing supplies on a wholesale basis to photofinishing minilabs, retail stores and commercial users of photographic film. These products are packaged by the Company and marketed under the brand OptiColor-TM-Film & Photo. Rolled film and single-use cameras are also marketed on a private label basis with the customer specifying its own brand name. Although it represents a small percentage of revenues, the Company also provides photofinishing services on private label, retail and wholesale bases.

RESEARCH AND DEVELOPMENT

     Through internal and external research and development efforts, the Company has established the capability to develop innovative digital media and photofinishing services and products. The Company seeks to identify customer needs and shifts in consumer preferences in order to design or refine the Company's services and products. In fiscal 1995, fiscal 1994 and fiscal 1993, the Company incurred research and development expenses of $458,000, $459,000 and $285,000, respectively, primarily in connection with development and enhancement of its PhotoMail-TM-, PhotoWorks-TM- and Pictures On Disk-TM- services and products. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

CUSTOMER SERVICE AND SUPPORT

     Management believes that customer satisfaction is critical to the Company's ongoing success. The Company has a 100% money-back satisfaction-guarantee policy under which it will provide a full refund if a customer's complaint cannot otherwise be resolved.


     The direct-to-consumer photofinishing business involves contacts with a large number of customers. For customer convenience, the Company provides toll-free telephone access at 1-800-FILMWORKS. The Company's customer service staff is equipped with direct access to the Company's extensive proprietary database and is trained to promote certain of the Company's services and products, as well as to answer questions regarding order status, basic photography and photofinishing and use of PhotoWorks-TM- software. On average, in a week the Company's customer support personnel respond to approximately 22,000 telephone calls from customers, 2,000 written inquiries and 2,000 e-mail messages. The majority of these inquiries are general information requests and order status inquiries. In addition, the Company offers free pre-recorded mini-lessons on photography over the telephone from Professor FilmWorks-TM-.


     The Company also maintains a Web site on the Internet (www.filmworks.com). While on-line, customers may download versions of Company software, access answers to frequently asked questions and send electronic messages to customer service. In the future, the Company expects to offer its customers the ability to determine the status of their orders by direct access through the Company's Web site.

OPERATIONS

     The Company operates a laboratory in a single facility in Seattle, Washington, which is designed to produce consistent, high-quality photofinishing. The system is designed for 24-hour in-house turnaround processing of photofinishing orders. The process for producing prints begins with the entry of each order into the Company's customer database, primarily using information provided by the customer on the order form. Each roll received for processing is barcoded with an identification number, which enables the tracking of each order throughout the production process. Following order entry, individual rolls of film are spliced together into a reel of film which is then developed as a batch. Once the film is developed, each negative is computer analyzed, and the color-corrected image is printed on photographic paper using state-of-the-art equipment. Order information is then printed on the back of each print and the corresponding information is printed on a paper tab which is attached to each sleeved negative. After a visual quality inspection, the orders are packaged for delivery to the customer. If a customer requests, photographs are digitized and delivered through the mail on 3 1/2" diskettes or via download over the Internet. Although much of the photofinishing and order handling process has been automated, trained personnel operate machinery and regularly monitor product quality with the assistance of computerized control and measurement systems.


     The Company has the ability to process various types of 35mm color film, including those manufactured by Eastman Kodak Company, Fuji Photo Film U.S.A., Inc., affiliates of Konica Corporation, 3M, Inc., Agfa and other major producers of conventional 35mm color negative film. The Company also has the ability to process 35mm color negative film manufactured by Eastman Kodak Company for professional motion picture studios which has been packaged by the Company or others for use in 35mm still cameras.

     Currently, the Company estimates that it is capable of processing up to approximately 120,000 rolls of film per week with its existing facilities and equipment. The Company has initiated steps to expand its processing capacity.

SUPPLIERS

     The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa Corporation and 3M, Inc., its supply of Eastman motion picture film as surplus from motion picture studios and television production companies and its photographic paper and chemicals from a single supplier, Agfa. In addition, the individual cassettes into which the Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. Currently, substantially all of the Company's purchases from foreign suppliers are paid for in U.S. dollars. The Company's mail-order services and products are handled largely through the U.S. Postal Service. See "Risk Factors--Reliance on Key Vendor and Supplier Relationships; Foreign Sourcing."

MANAGEMENT INFORMATION SYSTEMS

     Management information systems ("MIS") are an essential component of the Company's strategy to provide superior service to its customers, as well as to effectively support internal operations. The systems support all major aspects of the Company's business, including mail-order operations, order entry, production, warehousing, distribution, purchasing, inventory control and customer service, as well as various financial systems and electronic communication systems. All shared data, including the Company's customer database files, are backed up on a regular basis, with tapes stored in an off-site secure facility. The Company uses MIS to automate much of its photofinishing operations.


     It is not uncommon for system defects, shutdowns, slowdowns or other problems to occur in connection with conversion to new data-processing equipment. While the Company has taken a number of precautions against certain events that could disrupt the operation of its MIS, there can be no assurance that the Company will not experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. See "Risk Factors--Dependence on Production Capabilities, Statistical Models and Management Information Systems."

COMPETITION

     The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed declined during the 1990s, according to photofinishing industry data. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company. The Company faces competition in the consumer photofinishing market from other direct marketers and from competitors in other distribution channels, including much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. The largest of the wholesale photofinishers are Qualex Inc., FUJI TruColor, and Konica Corporation and its affiliates. In addition, management believes that the largest mail-order photofinishers include Nashua Corporation (dba York Labs), District Photo Inc. (dba Clark) and Mystic Color Lab Inc.


     Management believes that the principal competitive factors in the consumer photofinishing industry are price, convenience, range of available services, quality of processing, speed of service and product differentiation. There are no significant proprietary or other barriers to entry into the photofinishing industry. The Company has sought to differentiate its photofinishing services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. Some of these competitors have introduced products which compete with the Company's Pictures On Disk-TM- and PhotoWorks-TM- products. Also, sales of consumer photofinishing services have experienced little or no growth since 1990. See "Business--Photofinishing

Industry and Direct-Marketing Overview." Accordingly, the Company's growth has been the result of market share gain.


     In addition, the wholesale distribution market for rolled film and photofinishing supplies is highly competitive and is dominated by suppliers which manufacture what they sell and may, therefore, potentially have lower costs of goods for these items than the Company. Relatively few firms, however, have the capability to produce small-production quantities of private label rolled film. Management believes the principal competitive factors in this segment of the wholesale distribution market are price, ability to provide private label products and capability to deliver small-production quantities on short notice.


     The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products embodying new technologies could render existing services and products obsolete. The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs. For example, the commercialization of filmless digital imaging technologies may have a negative impact on the photofinishing industry generally. Moreover, Advanced Photo System ("APS"), which includes a new film format, has been introduced, the processing of which requires special equipment the Company does not presently possess. Management believes that APS currently constitutes an insignificant percentage of the film the Company is asked to process, and the Company has therefore decided not to establish this capability. However, there can be no assurance that the development of these or other new technologies or any failure by the Company to anticipate or successfully respond to such developments will not have a material adverse effect on the Company's business, financial condition and operating results.
See "Risk Factors--Competition" and "--Rapid Technological Change."

PROPRIETARY TECHNOLOGY

     The Company markets its services and products under registered and common-law trademarks and service marks, including Seattle FilmWorks-Registered Trademark-, OptiColor-TM- Film & Photo, Pictures On Disk-TM-, PhotoMail-TM-, PhotoWorks-TM-, Pictures Plus-TM- Index and Professor FilmWorks-TM-. On December 17, 1993 and on July 28, 1994 the Company filed applications for registration of the mark "PhotoWorks" with the United States Patent and Trademark Office. The latter application was refused due to the prior (1990) registration of the mark Photo Works Visual Marketing-Registered Trademark-.
The Company subsequently purchased the rights to the mark "Photo Works Visual Marketing-Registered Trademark-" and associated good will from the owner of that mark. Recently the Company learned of the use of the mark "PhotoWorks" in connection with a product similar to the Company's PhotoWorks-TM- product by another party which had filed for registration of that mark in the United States on July 22, 1994. The Company believes that it has priority over the other user of PhotoWorks based, in part, upon its purchase of the rights to Photo Works Visual Marketing-Registered Trademark- as well as the time, scope and extent of the Company's use of PhotoWorks-TM- as compared to that of the other company; but there can be no assurance that the Company would prevail if this other user of the mark were to claim that it has superior rights to PhotoWorks.See "Risk Factors--Intellectual Property."


     The Company considers a large portion of its PhotoWorks-TM- software, its process for production of Pictures On Disk-TM- and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. The Company, however, does attempt to protect its proprietary rights to software through a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements, by restricting access to certain portions of its premises and by including contractual restrictions on use and disclosure in its end-user licenses. Moreover, the Company's PhotoWorks-TM- Plus product is shipped in sealed packages on which notices are prominently displayed informing the end-user that, by breaking the package seal, the end-user agrees to be bound by the license agreement contained in the package. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening a sealed package are unclear.


     This Report contains trademarks other than those of the Company.

GOVERNMENTAL REGULATION

     The Company's direct-mail operations, including its transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The law relating to the liability of on-line services companies, Internet access and/or content providers, Web hosts and electronic publishers for information carried on or disseminated through their systems for, among other things, infringement of copyrighted material or trademarks, violations of personal rights of privacy and publicity and dissemination of material legally judged to be obscene, indecent or defamatory, is currently unclear. Such claims have been brought, and sometimes successfully asserted, against on-line services. In addition, the recently passed Telecommunications Act of 1996 imposes, in some circumstances, liability for or prohibits the transmission over the Internet of certain types of information and content. This or other legislation could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements. See "Risk Factors--Dependence on the Internet and Potential Liability for Content" and "-- Governmental Regulation."

ENVIRONMENTAL COMPLIANCE

     The Company's photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. The Company actively monitors its compliance with applicable regulations and works with regulatory authorities to ensure compliance. To the best of management's knowledge, the Company has never received a significant citation or fine for failure to comply with applicable environmental requirements. However, there can be no assurance that changes in environmental regulations or in the kinds of chemicals used by the Company will not impose the need for additional capital equipment or other requirements. See "Risk Factors--Potential Adverse Impact of Environmental Regulations."

EMPLOYEES

     At November 30, 1995, the Company had 478 full-time employees, of whom approximately 407 were engaged in production operations and 71 in marketing, general and administrative functions. The Company's employees are not covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company, as of November 30, 1995 were:


Name                          Age     Position
- --------------------------------------------------------------------------------
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


     Mr. Douglas A. Swerland became a Director of the Company in October 1988. Since December 1993, Mr. Swerland has been founder and President of Swerland Apparel Ventures, Inc., a clothing superstore retailer specializing in designer clothing. From 1978 to November 1993, Mr. Swerland was the President and a Director of Jay Jacobs, Inc., which operates a chain of specialty retail apparel stores in the West with its headquarters located in Seattle, Washington. Mr. Swerland had been employed with Jay Jacobs, Inc., in various capacities since 1969. Jay Jacobs, Inc. filed a voluntary petition for Chapter 11 bankruptcy protection in May 1994 and emerged successfully therefrom in November 1995.


     Mr. Craig E. Tall became a Director of the Company in October 1988. Since September, 1990, Mr. Tall has served as an Executive Vice President of Washington Mutual, Inc. In addition, from April 1987 through the present, Mr. Tall has served as an Executive Vice President of Washington Mutual Bank.


     Mr. Peter H. van Oppen became a Director of the Company in October 1988. Since February 1995, Mr. van Oppen has been Chairman, President and Chief Executive Officer of Interpoint Corporation, a publicly held manufacturer of proprietary and custom electronic components and data storage libraries, located in Redmond, Washington. Mr. van Oppen became Chief Executive Officer in September 1989 and was President and Chief Operating Officer of Interpoint Corporation, from March 1987 until September 1989. From 1985 until March 1987, Mr. van Oppen served as Executive Vice President for Finance and Operations of Interpoint Corporation. Mr. van Oppen has been a Director of Interpoint Corporation since 1984.


     Mr. Michael F. Lass has been Vice President-Operations since September 1988. Mr. Lass joined the Company in 1984 as Manager of Operations. From 1982 to 1984, Mr. Lass was Vice President and General Manager of Breezin Sportswear. From 1980 to 1982, Mr. Lass was General Manager and a Director of Mountain Safety Research, Inc., a manufacturer of outdoor recreational products.


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

                                  RISK FACTORS

     IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS.

ABILITY TO SUSTAIN AND MANAGE GROWTH

     The Company has experienced significant growth in revenues and profitability in recent periods. This growth has occurred despite little or no growth in the U.S. photofinishing industry in the 1990s and an actual decline in the number of rolls processed by the mail-order film processing portion of the domestic photofinishing market during the same period. See "Business-- Photofinishing Industry and Direct-Marketing Overview." The continued growth of the Company's revenues and profitability is dependent in large part on its ability to acquire new customers at a reasonable cost. There can be no assurance that the Company will continue to grow or to effectively manage its growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having service and product lines that are compatible with the Company's business, but the Company has no current understanding, agreement or arrangement to make any acquisitions. Acquisitions involve numerous risks, which could have a material adverse effect on the Company's business, financial condition and operating results.

DEPENDENCE ON DIRECT-MARKETING PROGRAMS; ACCOUNTING FOR CUSTOMER ACQUISITION

     Management believes that a large part of the Company's growth in photofinishing revenues is attributable to its direct-marketing programs, which are primarily based on its customer acquisition technique of offering two rolls of film for $2.00 or less. The Company devotes substantial resources to and regularly tests new and modified direct-marketing programs in an effort to improve the efficiency of its customer acquisition and retention efforts. There can be no assurance that the Company's customer acquisition and retention efforts will continue to be effective. A decline in the effectiveness of these efforts or a failure to compete effectively against new or existing competitors which use direct-marketing techniques could have a material adverse effect on the Company's business, financial condition and operating results. See "Business--Marketing and Customer Acquisition" and "--Competition."


     The direct costs of customer acquisition programs, primarily the cost of film, postage and printed materials for the Company's free or low-cost film offers sent to prospective and existing customers, but excluding advertising costs, are deferred and amortized over a period of up to three years as part of customer acquisition costs. The Company establishes amortization rates for these capitalized assets based on estimates of the timing of future roll processing volumes per customer. Rates of amortization are compared from time to time with the actual timing of processing volumes in order to assess whether the amortization rates appropriately match the direct costs of customer acquisition with the related revenues. Moreover, if the Company were to experience a material change in the timing of roll processing volumes, it could be required to accelerate the rate of amortization of capitalized customer acquisition expenditures, which could have a material adverse effect on the Company's business, financial condition and operating results. If the Company were to experience a significant decline in the amount of revenues from its customers without an offsetting decrease in direct customer acquisition costs, it is possible that the Company may not be allowed to capitalize customer acquisition costs under generally accepted accounting principles. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

RAPID TECHNOLOGICAL CHANGE

     The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products embodying new technologies could render existing services and products obsolete. The Company's future success will depend in part on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs. For example, the commercialization of filmless digital imaging technologies, including mass-market filmless digital cameras, may have a negative impact on companies such as Seattle FilmWorks, which process traditional film-based images and slides. The development of these or other new technologies, or any failure by the Company to anticipate or successfully respond to such developments, could have a material adverse effect on the Company's business, financial condition and operating results. See "Business--Competition."

FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future as a result of a variety of factors, including changes in the mix of sales, intensity of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors. Moreover, demand for the Company's photo-related services and products is highly seasonal, with the highest volume of photofinishing activity occurring during the summer months. As a result, the Company's operating results for any period are not necessarily indicative of results for any future period. Due to the foregoing factors, the Company's operating results in a future period may be below the expectations of public market analysts and investors. In such event, the price of the Common Stock may be materially adversely affected. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed declined during the 1990s, according to photofinishing industry data. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company. The Company faces competition in the consumer photofinishing market from other direct marketers and from competitors in other distribution channels, including much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. There are no significant proprietary or other barriers to entry into the photofinishing industry. The Company has sought to differentiate its photofinishing services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. There can be no assurance the Company will continue to compete effectively through development of innovative services and products or to respond appropriately to industry trends or to activities of competitors. In addition, the wholesale distribution market for rolled film and photofinishing supplies is highly competitive and is dominated by suppliers which manufacture what they sell and may, therefore, potentially have lower costs of goods for these items than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and operating results.
See "Business--Competition."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends in large part on the abilities and continued service of its executive officers and other key employees, in particular Gary R. Christophersen, the Company's President and Chief Executive Officer. These individuals, including Mr. Christophersen, are not subject to employment agreements that would prevent them from leaving the Company. There can be no assurance that the Company will be able to retain the services of such executive officers and other key employees. The loss of key personnel could have a material adverse effect on the Company's business, financial condition and operating results.

DEPENDENCE ON THE INTERNET AND POTENTIAL LIABILITY FOR CONTENT

     In October 1995, the Company introduced the private delivery of digital photographs from its laboratory directly to customers over the Internet through its PhotoMail-Registered Trademark- delivery service. Although the Company provides its services and products through multiple distribution channels, the Company's success may depend in part on the continued expansion of the Internet and its network infrastructure. Rapid growth in interest in and use of the Internet is a recent phenomenon, and there can be no assurance that the Company's Internet-related services will prove to be a competitive advantage. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect both the growth of Internet use and the Company's financial results. The law relating to the liability of on-line services companies, Internet access and/or content providers, Web hosts and electronic publishers for information carried on or disseminated through their systems for, among other things, infringement of copyrighted material or trademarks, violations of personal rights of privacy and publicity and dissemination of material legally judged to be obscene, indecent or defamatory, is currently unclear. Such claims have been brought, and sometimes successfully asserted, against on-line services. In addition, the recently passed Telecommunications Act of 1996 imposes, in some circumstances, liability for or prohibits the transmission over the Internet of certain types of information and content.
This or other legislation could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements. From time to time, the Company has assisted authorities in the discovery and prosecution of child pornography. However, the Company does not assume responsibility to edit the content of its customers' photographs, slides, digital images or personal home pages unless responding to a specific complaint. The potential liability for content made available over the Internet through its Web site could require the Company to implement additional measures to reduce its exposure to such liability, which may require it to incur significant expense or to discontinue certain service or product offerings. While the Company carries general liability insurance, such insurance may not cover potential claims of this type or may not be adequate to compensate the Company for any liability that may be imposed for information carried on or disseminated through its systems. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's business, financial condition and operating results. See "Business--Governmental Regulation."

RELIANCE ON KEY VENDOR AND SUPPLIER RELATIONSHIPS; FOREIGN SOURCING

     The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa Corporation ("Agfa") and 3M, Inc., its supply of Eastman motion picture film as surplus from motion picture studios and television production companies and its photographic paper and chemicals from a single supplier, Agfa. In addition, the individual cassettes into which the Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. As there are relatively few suppliers of film, photographic paper and chemicals, the elimination of any one supplier could cause a material disruption within the industry and could have a material adverse effect on the Company's business, financial condition and operating results. Other than an agreement with Agfa which is subject to possible termination beginning in September 1996, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to film, paper, chemicals or cassettes. Although the Company has experienced limited delays in the delivery of certain supplies in the past, such delays have not had a significant impact on the Company's operations. While management believes that alternate sources of film, paper, chemicals and cassettes are available, there can be no assurance that the Company will be able to continue to acquire its requirements for these supplies in sufficient quantities or on terms as favorable to the Company as those currently available to it. Also, conversion to an alternate supplier may cause delays, reduced quality or other problems. The Company's operations may be adversely affected by political instability resulting in the disruption of trade with foreign countries in which the Company's contractors and suppliers are located and existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States. Moreover, sales of the Company's services and products on a direct-to-consumer mail-order basis are largely dependent on the U.S. Postal Service for receipt of orders and delivery of processed film or other products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or extended interruptions in postal deliveries could have a material adverse effect on the Company's business, financial condition and operating results. See "Business--Operations" and "--Suppliers."

DEPENDENCE ON PRODUCTION CAPABILITIES, STATISTICAL MODELS AND MANAGEMENT INFORMATION SYSTEMS

     The Company depends on its management information systems to process orders, provide rapid response to customer inquiries, manage inventory and accounts receivable collections, purchase, sell and ship products efficiently and on a timely basis and maintain cost-efficient operations. It is not uncommon for system defects, shutdowns, slowdowns or other problems to occur in connection with conversion to new data-processing equipment. While the Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, there can be no assurance that the Company will not experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. See "Business--Management Information Systems." The Company also depends on statistical models developed to measure the effectiveness of its marketing programs and on its employees who are knowledgeable about such models. In addition, the Company continually faces risks regarding the availability and cost of labor, the potential need for additional capital equipment, plant and equipment obsolescence, quality control, excess or insufficient capacity and disruption in the Company's operations. The loss of employees knowledgeable about the Company's statistical models or a disruption in the Company's photofinishing or direct-marketing operations could have a material adverse effect on the Company's business, financial condition and operating results. See "Business--Operations" and "--Suppliers."

GOVERNMENTAL REGULATION

     The Company's direct-mail operations are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. From time to time the Company has modified its methods of doing business and its marketing operations in response to inquiries and requests from regulatory authorities. To date, such changes have not had an adverse effect on the Company's business. There can be no assurance, however, that future regulatory requirements or actions will not have a material adverse effect on the Company's business, financial condition and operating results. See "Business--Governmental Regulation."

POTENTIAL ADVERSE IMPACT OF ENVIRONMENTAL REGULATIONS

     The Company's photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. The Company actively monitors its compliance with applicable regulations and works with regulatory authorities to ensure compliance. However, there can be no assurance that changes in environmental regulations or in the kinds of chemicals used by the Company will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company's business, financial condition and operating results. See "Business--Environmental Compliance."

STATE SALES TAX

     Many states impose taxes on the sale or use of products and the sale of certain services within the taxing state's borders. To the extent a seller of taxable products or services is subject to the jurisdiction of a taxing state, the state may impose a sales tax directly on the seller or may impose a duty on the seller to collect a sales or use tax from the seller's customers. A seller is generally considered subject to the jurisdiction of a taxing state for sales or use tax purposes when the seller has an in-state presence that is beyond de minimis. An in-state presence can include solicitation of orders for sales in the taxing state either in-person or through an employee or other agent. The Company currently collects and pays sales tax only with respect to shipments to the state of Washington. The Company has structured its operations in a manner designed to minimize the likelihood that it has more than a de minimis physical presence in any state other than Washington. However, if a state taxing authority determines that the Company has established more than a de minimis physical presence in that particular state, the Company could be obligated to collect a sales or use tax (or pay a sales tax in states that impose a tax on the seller) on some sales of its services and products. Should the Company be found liable by a state taxing authority for unpaid historic sales and use taxes, such liabilities could have a material adverse effect on the Company's business, financial condition and operating results. From time to time, legislation has been introduced in the U.S. Congress that, if enacted into law, would impose a state sales or use tax collection obligation on out-of-state mail-order companies such as the Company. Enactment of any such legislation could have a material adverse effect on the Company's business, financial condition and operating results.

INTELLECTUAL PROPERTY

     The Company considers a large portion of its PhotoWorks-TM- software, its process for production of Pictures On Disk-TM- and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. Moreover, the Company's PhotoWorks-TM- Plus product is shipped in sealed packages on which notices are prominently displayed informing the end-user that, by breaking the package seal, the end-user agrees to be bound by the license agreement contained in the package. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening a sealed package are unclear. See "Business--Proprietary Technology."

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the Common Stock has been, and is likely to continue to be, volatile. There can be no assurance that the market price of the Common Stock will not fluctuate significantly from its current level. The market price of the Common Stock could be subject to significant fluctuations in response to a number of factors, such as actual or anticipated variations in the Company's quarterly operating results, the introduction of new services or products by the Company or its competitors, changes in other conditions or trends in the Company's industry, changes in governmental regulations, changes in securities analysts' estimates of the Company's, or its competitors' or industry's, future performance or general market conditions. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, stock markets have experienced extreme price and volume volatility in recent years, and this volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Common Stock. See "Price Range of Common Stock."

ANTITAKEOVER CONSIDERATIONS

     The Company's Board of Directors has the authority, without shareholder approval, to issue up to 2,000,000 shares of Preferred Stock and to fix the rights and preferences thereof. This authority, together with certain provisions of the Company's Amended and Restated Articles of Incorporation and the Washington Business Corporation Act, may discourage takeover attempts or tender offers that could result in shareholders receiving a premium over the market price for the Common Stock or that shareholders may otherwise consider to be in their best interests.

                                     PART II

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains certain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Such factors include, among others, those discussed in Item 1 of Part I under the heading "Risk Factors" and elsewhere in this Report and those identified by the Company from time to time in other filings with the Securities and Exchange Commission, press releases and other communications.

OVERVIEW

     Seattle FilmWorks, Inc. is a leading direct-to-consumer marketer and provider of high-quality amateur photofinishing services and products. The Company offers an array of complementary services and products primarily on a mail-order basis under the brand name Seattle FilmWorks-Registered Trademark-. The Company has experienced an increase in net revenues in each year since 1990. Management believes this growth is attributable principally to its direct-marketing programs, including the customer acquisition technique of offering two rolls of film for $2.00 or less (the "Introductory Offer"). The Introductory Offer has been nationally advertised in package inserts, newspaper supplements and magazines and through various other direct-response media.


     Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. Management believes that these steps are the primary reasons for the acceleration in growth of net revenues and net income during fiscal 1995. In addition, management believes its core photofinishing business has benefitted from the introduction of new products, such as Pictures On Disk-TM- and PhotoWorks-TM-, in January 1994.


     Customer acquisition costs are comprised of the costs of generating a lead and the amortization of direct costs associated with the Company's promotional offers sent to prospective and existing customers. The costs of generating a lead include all direct-response media, advertising and other costs associated with developing target customer lists. These costs per lead have declined during each of the last three fiscal years. The direct costs of customer acquisition include film, postage and printed material costs associated with mailings to prospective and existing customers. These direct costs per recipient of the Introductory Offer have also declined during each of the last three fiscal years.


     The direct costs of customer acquisition programs are capitalized as an asset on the Company's balance sheet under "capitalized customer acquisition expenditures." Capitalized customer acquisition expenditures relating to prospective customers are amortized over three years, and capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers are amortized over six months. These amortization rates are based on estimates of the timing of future roll processing volumes per customer. The proportion of capitalized customer acquisition expenditures to be amortized over three years relative to those to be amortized over six months will vary from period to period based on the timing and mix of promotional activities. Rates of amortization are compared from time to time with the actual timing of roll processing volumes in order to assess whether the amortization rates appropriately match the direct costs of customer acquisition with the related revenues. If the Company were to experience a material change in the timing of roll processing volumes, it could be required to accelerate the rate of amortization of capitalized customer acquisition expenditures, which could have a material adverse effect on the Company's business, financial condition and operating results.


     Customer acquisition costs as a percentage of net revenues increased to 13.8% in fiscal 1995 as compared to 13.1% in fiscal 1994. However, customer acquisition costs as a percentage of net revenues has declined significantly from 19.8% in fiscal 1991 to 18.1% in fiscal 1992 and 16.6% in fiscal 1993. Management believes this trend toward decreasing customer acquisition costs as a percentage of net revenues is due primarily to more efficient customer acquisition programs. Future periods may reflect increased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities. See Note F of Notes to Financial Statements.


     Net income as a percentage of net revenues has improved from 6.5% in fiscal 1991 to 9.1% in fiscal 1995 primarily due to the relationship between changes in costs of goods sold and customer acquisition costs which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.


     Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Other selling expenses include marketing costs associated with building brand awareness, testing new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Research and development expenses consist primarily of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, investor relations and general corporate activities.


     Demand for the Company's photo-related services and products is highly seasonal, with the highest volume of photofinishing activity occurring during the summer months. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a large portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of relatively higher marketing program expenditures prior to the summer months.

RESULTS OF OPERATIONS

     The following table presents information from the Company's statements of income, expressed as a percentage of net revenues for the periods indicated.



                                                            Fiscal Years Ended
                                           September 30,       September 24,       September 25,
                                               1995                1994                1993
                                           -------------       -------------       -------------
Net revenues . . . . . . . . . . . . . .       100.0%              100.0%              100.0%

Cost of goods and services . . . . . . .        61.3                62.0                59.6
                                            --------            --------            --------

GROSS PROFIT . . . . . . . . . . . . . .        38.7                38.0                40.4

Operating expenses:
Customer acquisition costs . . . . . . .        13.8                13.1                16.6
Other selling expenses . . . . . . . . .         6.5                 6.9                 6.7
Research and development . . . . . . . .         0.7                 0.9                 0.7
General and administrative . . . . . . .         4.3                 4.6                 4.7
                                            --------            --------            --------

Total operating expenses . . . . . . . .        25.3                25.5                28.7
                                            --------            --------            --------

INCOME FROM OPERATIONS . . . . . . . . .        13.4                12.5                11.7

Total other income . . . . . . . . . . .         0.4                 0.3                 0.7
                                            --------            --------            --------

INCOME BEFORE INCOME TAXES . . . . . . .        13.8                12.8                12.4




Provision for income taxes (Note F). . .         4.7                 3.9                 4.0
                                            --------            --------            --------

NET INCOME . . . . . . . . . . . . . . .         9.1%                8.9%                8.4%
                                            --------            --------            --------
                                            --------            --------            --------


     Net revenues increased 25.0% to $62,185,000 in fiscal 1995 from $49,753,000 in fiscal 1994. Net revenues in fiscal 1994 increased 16.4% to $49,753,000 from $42,728,000 in fiscal 1993. The increases were primarily due to expanded investment in customer acquisition and other selling activities during fiscal 1995, fiscal 1994 and fiscal 1993, which increased the number of new customers and photofinishing orders processed in fiscal 1995 and fiscal 1994. In addition, increased distribution of rolled film and photo-related products on a wholesale basis during fiscal 1995 and fiscal 1994, including sales generated as a result of the acquisition of selected assets of a wholesale film business in 1994, favorably affected net revenues. Management also believes that its core photofinishing business benefitted from the Company's entry into the personal computer market with its PhotoWorks-TM- and Pictures On Disk-TM- products, which were introduced in January 1994. The increased revenues in fiscal 1995 were also favorably affected by an additional one-week reporting period in fiscal 1995 as compared to fiscal 1994 and fiscal 1993.


     Gross profit as a percentage of net revenues for fiscal 1995, fiscal 1994 and fiscal 1993 was 38.7%, 38.0% and 40.4%, respectively. The increase in gross profit percentage in fiscal 1995 as compared to fiscal 1994 was primarily due to a sales mix containing a higher proportion of photofinishing services, which have a higher gross profit margin than the Company's wholesale film and photo-related supplies business. Gross profit as a percentage of net revenues in fiscal 1994 was lower than fiscal 1993, resulting from changes in customer acquisition promotional activities, including free film offers, which resulted in a decrease in revenues received in connection with certain promotional offers. Also, fiscal 1994 net revenues included a higher proportion of sales of lower-margin wholesale film and photo-related supplies as compared to fiscal 1993.


     Total operating expenses as a percentage of net revenues for fiscal 1995, fiscal 1994 and fiscal 1993 were 25.3%, 25.5% and 28.7%, respectively. Although total operating expenses increased in actual dollars in both fiscal 1995 and fiscal 1994 as compared to the prior fiscal year, total operating expenses as a percentage of net revenues were substantially unchanged in fiscal 1995 as compared to fiscal 1994, but decreased in fiscal 1994 as compared to fiscal 1993 primarily due to a decrease in customer acquisition costs as a percentage of net revenues and an increase in net revenues in each of those years that was greater than the increases in operating expenses. The decrease as a percentage of net revenues in fiscal 1995 and fiscal 1994 as compared to fiscal 1993 is also attributable to more cost-effective advertising programs.


     Customer acquisition costs as a percentage of net revenues were 13.8% in fiscal 1995, up from 13.1% in fiscal 1994 and down from 16.6% in fiscal 1993. The increase in fiscal 1995 was primarily due to increased expenditures related to the Company's customer acquisition programs targeted at personal computer users. The decrease in fiscal 1994 from fiscal 1993 was primarily due to changes in customer acquisition promotional activities, which allowed the Company to maintain the response rate to the Introductory Offer while reducing advertising expenses associated with attracting new customers.


     Other selling expenses increased to $4,035,000 in fiscal 1995 as compared to $3,458,000 in fiscal 1994 and $2,868,000 in fiscal 1993. The increases in fiscal 1995 and fiscal 1994 were primarily due to increased expenditures for selling activities promoting the sale of rolled film and other photo-related products and increased marketing to existing customers. Other selling expenses in fiscal 1995 and fiscal 1994 also included amortization of a noncompete agreement associated with the January 1994 acquisition of certain assets of a wholesale film business. See Note B of Notes to Financial Statements. Expressed as a percentage of net revenues, other selling expenses decreased to 6.5% in fiscal 1995 as compared to 6.9% in fiscal 1994 and 6.7% in fiscal 1993.


     General and administrative expenses increased to $2,657,000 in fiscal 1995 as compared to $2,276,000 in fiscal 1994. The increase in fiscal 1995 was primarily due to increased expenditures relating to recruitment, consulting and additional labor costs due to increased volumes. Expressed as a percentage of net revenues, general and administrative expenses declined to 4.3% in fiscal 1995 as compared to 4.6% in fiscal 1994 and 4.7% in fiscal 1993.

     Research and development expenses during fiscal 1995, fiscal 1994 and fiscal 1993 were $458,000, $459,000 and $285,000, respectively, increasing from fiscal 1993 primarily in connection with the development of the Company's PhotoWorks-TM- and Pictures On Disk-TM- products. Prior to fiscal 1993, research and development expenses, which primarily related to photofinishing and film-spooling equipment, were not material and, accordingly, were included in general and administrative expenses or cost of goods sold.


     Total other income in fiscal 1995 was $252,000 as compared to $187,000 in fiscal 1994 and $290,000 in fiscal 1993. The increase in total other income in fiscal 1995 as compared to fiscal 1994 was primarily due to interest income from short-term investments due to the availability of cash reserves generated from operations during fiscal 1995. The decrease in total other income in fiscal 1994 as compared to fiscal 1993 resulted primarily from the receipt of sales tax refunds in fiscal 1993 and no comparable refunds in fiscal 1994, as well as slightly higher interest expense in fiscal 1994.


     Net income increased to $0.73 per share in fiscal 1995 as compared to $0.54 per share in fiscal 1994 and $0.43 per share in fiscal 1993. The increases resulted primarily from higher net revenues and increased income from operations. Earnings per share for both fiscal 1995 and fiscal 1994 were also favorably affected by the repurchase of 750,000 shares of Common Stock by the Company during the fourth quarter of fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $6,908,000, $4,330,000 and $4,329,000 in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. The increase in cash provided by operating activities in fiscal 1995 as compared to fiscal 1994 was primarily due to an increase in net income, deferred taxes and accounts payable. These increases were partially offset by the increase in net customer acquisition expenditures. Net cash provided by operating activities for fiscal 1994 as compared to fiscal 1993 was relatively unchanged as the increase in net income, income taxes payable and accrued expenses was offset in part by a decrease in accounts payable and increases in accounts receivable and inventories.


     Net cash used in investing activities was $1,629,000, $809,000 and $4,641,000 in fiscal 1995, fiscal 1994 and fiscal 1993, respectively. Net cash used in investing activities during fiscal 1995 increased primarily due to a net decrease in sales of securities. The decrease in net cash used in investing activities in fiscal 1994 as compared to fiscal 1993 was primarily due to a decrease in the purchases of securities available for sale and an increase in sales of securities. The sales of securities in fiscal 1994 were partially offset by $1,637,000 paid in connection with the acquisition of assets of a wholesale film business.


     Net cash provided by financing activities was $570,000 in fiscal 1995 as compared to net cash used in financing activities of $6,517,000 and $318,000 in fiscal 1994 and fiscal 1993, respectively. The increase in net cash provided by financing activities in fiscal 1995 as compared to fiscal 1994 is primarily attributable to the Company's repurchase of 750,000 shares of Common Stock during fiscal 1994. The repurchase of Common Stock in fiscal 1994 is the primary reason for the increase in net cash used in financing activities as compared to fiscal 1993.


     As of November 30, 1995, the Company's principal sources of liquidity included $8,969,000 in cash and short term investments together with an unused operating line of credit of $5,000,000. The ratio of current assets to current liabilities for the Company was 2.0 to 1 at the end of fiscal 1995, which reflects an increase from the current ratio of 1.6 to 1 at the end of fiscal 1994 (after reclassifications relating to customer acquisition costs and deferred income taxes). The increase in the current ratio at the end of fiscal 1995 compared to fiscal 1994 was primarily due to increased cash and short term investments generated by operations. The lower cash balance at the end of fiscal 1994 was due in part to expenditures related to the July 1994 repurchase of 750,000 shares of Common Stock and the January 1994 acquisition of certain assets of a wholesale film business. The Company has financed its business principally through cash generated by operations and borrowings.


     Capital expenditures during fiscal 1995 totaled $1,633,000 including equipment for new photofinishing services and for expanding capacity of existing photofinishing operations. In fiscal 1994, the Company made capital expenditures of $1,414,000 relating to photofinishing equipment and leasehold improvements. The Company has committed to purchase equipment related to its Pictures On Disk-TM- product in the amount of $470,000 by January 1,

1997. In addition, the Company has plans to expend approximately $3,500,000 in fiscal 1996, principally for additional photofinishing and data processing equipment, and for leasehold improvements, although at this time it has no binding commitments to do so.


     The Company currently anticipates that existing funds together with anticipated cash flow from operations and the Company's available line of credit of $5,000,000 will be sufficient to finance its operations, including planned capital expenditures, and to service its indebtedness for the foreseeable future. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future. See Item 1 of Part I--"Risk Factors."

INFLATION

     The results of the Company's operations have not been significantly affected by inflation during any of the last three fiscal years. Although the Company has incurred moderately increased costs for labor, materials, postage and overhead, it has been able to offset the impact of such increases through enhanced operating efficiencies.

ADOPTION OF ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." This pronouncement establishes accounting and reporting standards for stock-based employee compensation plans, including stock purchase plans, stock options and stock appreciation rights. This standard defines a fair value-based method of accounting for these equity instruments, which method measures compensation cost based on the value of the award and recognizes that cost over the service period. Companies may elect to adopt this standard or to continue accounting for these types of equity instruments under current guidance, Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SEATTLE FILMWORKS,  INC.
                                             (REGISTRANT)

DATED:    May 31, 1996                  By: //s// Case H. Kuehn
                                            ----------------------------------
                                                     Case H. Kuehn
                                                Vice President-Finance
                                                Chief Financial Officer
                                               (Principal Financial and
                                                  Accounting Officer)