Form 10-Q/A
period 1996-03-30
SEATTLE FILMWORKS INC
filed 1996-05-31
CIK 791050

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:  MARCH 30, 1996  Commission file no. 0-15338
                                   --------------                      -------


                             SEATTLE FILMWORKS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)



               WASHINGTON                               91-0964899
    -------------------------------          ----------------------------------
    (State or other jurisdiction of          (I.R.S. Employer Identification No.
    incorporation or organization)

    1260 16TH AVENUE WEST, SEATTLE, WA                    98119
  ----------------------------------------                -----
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:    (206) 281-1390
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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

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