Form 10-K/A
period 1995-09-30
SEATTLE FILMWORKS INC
filed 1996-06-28
CIK 791050

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 2)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1995

                                      or

             [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-15338

                            SEATTLE FILMWORKS, INC.
            (Exact name of registrant as specified in its charter)

Washington                                                            91-0964899
(State or other jurisdiction of                                (I.R.S.) Employer
incorporation or organization                                Identification No.)

                             1260 16th Avenue West
                           Seattle, Washington 98119
                                (206) 281-1390
(Address, including zip code, and telephone number, including area code of principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of November 30, 1995, there were issued and outstanding 7,153,978 shares of Common Stock, par value $.01 per share. As of November 30, 1995, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $101,024,175 based on the last sale price of the Registrant's Common Stock as reported on the Nasdaq National Market.

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
- ----------------------

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
                                              =========         =========        =========        =========         =========
Balance Sheet Data:
- -------------------
Capitalized customer acquisition
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
- ---------------------
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
- ---------------------
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
- ---------------------
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

 Purchase and Retirement of Common Stock

      On July 20, 1994, the Company repurchased 750,000 shares, or approximately 10% of its outstanding Common Stock, from Mr. Sam Rubinstein, a Director and the largest shareholder of the Company, in a private transaction for $8.67 per share plus legal and brokerage fees.


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

                                           Quarters
                               First   Second    Third   Fourth
- --------------------------------------------------------------------
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

      None.

 c. Exhibits
    --------

      The following list is a subset of the exhibits set forth below and contains all compensatory plans, contracts, or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

      (1) The Company's Incentive Stock Option Plan, as amended and restated as of November 23, 1992. See Exhibit 10.36

      (2) The Company's 1987 Stock Option Plan, as amended and restated as of November 23, 1992. See Exhibit 10.38

Exhibit
Number       Exhibit Description
- -------      -------------------

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

10.58+ 1993 Employee Stock Purchase Plan as amended and restated as of May 31, 1995.

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

10.63+ Lease Agreement dated September 22, 1995 between the United States of America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington.

10.64+ Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products.

11+          Computation of Per Share Earnings.

23**         Consent of Independent Auditors


 *  Exhibit for which confidential treatment has been requested.

 + Incorporated by reference to Exhibits 10.58, 10.63, 10.64 and 11 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

 ** Replaces previously filed exhibit.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SEATTLE FILMWORKS, INC.
                                                     (REGISTRANT)


DATED: June 27, 1996                            By: /s/ Case H. Kuehn
                                                    ----------------------------
                                                        Case H. Kuehn
                                                      Vice President-Finance
                                                      Chief Financial Officer
                                                     (Principal Financial and
                                                        Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                 Annual Report on Form 10-K/A (Amendment No.2)
                     For The Year Ended September 30, 1995

Exhibit                                                                                Page
Number     Exhibit Description                                                        Number
- -------    -------------------                                                        ------
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

10.58 x    1993 Employee Stock Purchase Plan as amended and restated as of May
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

10.63 x    Lease Agreement dated September 22, 1995 between the United States of
           America, Lessors, and the Company with respect to certain plant and
           warehouse facilities in Seattle, Washington.                                 52

10.64*x    Sales contract dated August 18, 1995 between 60 the Company and Agfa
           Divison of Miles, Inc. with respect to the purchase of certain products.

11    x    Computation of Per Share Earnings.                                           79

23   **    Consent of Independent Auditors                                              80

   * Exhibit for which confidential treatment has been requested.

                                      35

   x Incorporated by reference to Exhibits 10.58, 10.63, 10.64 and 11 filed with the Company's Report on Form 10-K for the year ended September 30, 1995.

   **Replaces previously filed exhibit.