Form 10-K/A
period 1995-09-30
SEATTLE FILMWORKS INC
filed 1996-06-28
CIK 791050

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 3)

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

                               Page 1 of 4 Pages

                                  No Exhibits

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

** Reflects the impact of repurchasing 750,000 shares of common stock for $6,643,000 during the fourth quarter of fiscal 1994.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SEATTLE FILMWORKS, INC.
                                                     (REGISTRANT)


DATED: June 28, 1996
                                                By: /s/ Case H. Kuehn
                                                    ----------------------------
                                                        Case H. Kuehn
                                                      Vice President-Finance
                                                      Chief Financial Officer
                                                     (Principal Financial and
                                                        Accounting Officer)