Form 10-Q
period 1996-06-29
SEATTLE FILMWORKS INC
filed 1996-08-08
CIK 791050

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended:  June 29, 1996     Commission file No. 0-15338
                                   -------------                         -------



                            SEATTLE FILMWORKS,  INC.
                            ------------------------
            (Exact name of registrant as specified in its charter.)


               WASHINGTON                              91-0964899
      -------------------------------              ------------------
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

    1260 16TH AVENUE WEST, SEATTLE,  WA                  98119
  ----------------------------------------               -----
  (Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code:   (206) 281-1390
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

Yes   X    No
     ---      ---

          As of August 1, 1996, there were issued and outstanding 10,819,213 shares of common stock, par value $.01 per share.



                          Index to Exhibits at Page 14

                            SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----


                                                             Page No.
                                                             --------
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                               3-7

       Balance Sheets as of June 29, 1996
         and September 30, 1995                                  3-4

       Statements of Income for the third quarter and nine
         months ended June 29, 1996 and June 24, 1995              5

       Statements of Cash Flows for the nine months ended
         June 29, 1996 and June 24, 1995                           6

       Notes to Financial Statements                               7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations          8-12

PART II -- OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                    12

SIGNATURES                                                        13

INDEX TO EXHIBITS                                                 14

EXHIBITS                                                       15-41


                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                            SEATTLE FILMWORKS,  INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                   (UNAUDITED)       (NOTE)
                                                    June 29,      September 30,
ASSETS                                                1996            1995
===============================================================================

CURRENT ASSETS
 Cash and cash equivalents                            $ 5,565          $ 8,560
 Securities available for sale                          1,066            1,345
 Accounts receivable, net of
   allowance for doubtful accounts                      2,337            1,242
 Inventories                                            8,450            4,626
 Capitalized promotional expenditures                     281              158
 Prepaid expenses and other                               353              164
 Deferred income taxes                                    384              398
                                                      -------          -------

TOTAL CURRENT ASSETS                                   18,436           16,493

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                 5,071            3,200

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES          10,900            7,356

DEPOSITS AND OTHER ASSETS                                 236               68

NON-COMPETE AGREEMENTS,
 net of accumulated amortization                          845            1,127
                                                      -------          -------

TOTAL ASSETS                                          $35,488          $28,244
                                                      =======          =======


Note: The September 30, 1995 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                           BALANCE SHEETS (CONTINUED)
                    (in thousands, except share information)

                                                           (UNAUDITED)       (NOTE)
                                                            June 29,      September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                          1996            1995
=======================================================================================

CURRENT LIABILITIES
 Accounts payable                                             $ 6,752          $ 4,782
 Accrued expenses                                               2,604            2,364
 Income taxes payable                                             692              856
                                                              -------          -------

TOTAL CURRENT LIABILITIES                                      10,048            8,002

DEFERRED INCOME TAXES                                           3,525            2,310
                                                              -------          -------

TOTAL LIABILITIES                                              13,573           10,312

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value
   authorized 2,000,000 shares, none issued.
 Common Stock, $.01 par value - authorized 67,500,000
   shares, issued and outstanding 10,818,688                      108              107
 Additional paid-in capital                                     1,241              955
 Retained earnings                                             20,566           16,870
                                                              -------          -------

TOTAL SHAREHOLDERS' EQUITY                                     21,915           17,932
                                                              -------          -------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $35,488          $28,244
                                                              =======          =======


Note: The September 30, 1995 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                        STATEMENTS OF INCOME (UNAUDITED)
                    (in thousands, except share information)

                                           Third Quarter Ended      Nine Months Ended
                                          June 29,    June 24,    June 29,    June 24,
                                            1996        1995        1996        1995
======================================================================================

Net revenues                               $22,509     $15,791     $57,019     $40,354
Cost of goods and services                  13,582       9,655      34,489      25,476
                                           -------     -------     -------     -------

GROSS PROFIT                                 8,927       6,136      22,530      14,878

Operating expenses:
 Customer acquisition costs                  2,974       2,177       8,748       6,233
 Other selling expenses                      1,706         948       5,168       2,763
 Research and development                      118         144         639         355
 General and administrative                    780         617       2,560       1,898
                                           -------     -------     -------     -------
   Total operating expenses                  5,578       3,886      17,115      11,249
                                           -------     -------     -------     -------

INCOME FROM OPERATIONS                       3,349       2,250       5,415       3,629

Other income (expense):
 Interest expense                                           (1)         (1)         (3)
 Interest income                                94          55         348         172
 Non operating income (expense), net            (9)        (29)       (102)        (26)
                                           -------     -------     -------     -------
   Total other income                           85          25         245         143
                                           -------     -------     -------     -------

INCOME BEFORE INCOME TAXES                   3,434       2,275       5,660       3,772
Provision for income taxes                  (1,192)       (762)     (1,964)     (1,265)
                                           -------     -------     -------     -------

NET INCOME                                 $ 2,242     $ 1,513     $ 3,696     $ 2,507
                                           =======     =======     =======     =======

EARNINGS PER SHARE                            $.19        $.13        $.31        $.21
                                              ====        ====        ====        ====

WEIGHTED AVERAGE SHARES AND
 EQUIVALENTS OUTSTANDING                11,852,528  11,687,504  11,811,553  11,662,856
                                        ==========  ==========  ==========  ==========



See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                 June 29,    June 24,
                                                                   1996        1995
=====================================================================================

OPERATING ACTIVITIES:
- ---------------------
Net income                                                       $  3,696     $ 2,507
Charges to income not affecting cash:
 Depreciation and amortization                                      1,571       1,213
 Amortization of capitalized customer
  acquisition expenditures                                          7,827       4,291
 Deferred income taxes                                              1,229       1,029
 Loss on disposal of equipment                                         88          24
Net change in receivables, inventories, payables and other         (3,060)     (1,214)
Capitalized promotional expenditures, net                            (123)        300
Additions to capitalized customer acquisition expenditures        (11,371)     (7,733)
                                                                 --------     -------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                         (143)        417

INVESTING ACTIVITIES:
- ---------------------
Purchase of furniture, fixtures, and equipment                     (3,420)     (1,170)
Purchases of securities available for sale                         (3,416)        (11)
Sales of securities available for sale                              3,695       1,197
Proceeds from sale of equipment                                         2          19
                                                                 --------     -------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                       (3,139)         35

FINANCING ACTIVITY:  Proceeds from issuance of Common Stock           287         323
- -------------------                                              --------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (2,995)        775

Cash and cash equivalents at beginning of period                    8,560       2,711
                                                                 --------     -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                $  5,565     $ 3,486
                                                                 ========     =======

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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and changes as discussed in Note D below) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the third quarter and nine months ended June 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 1996. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.


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


NOTE  D  -- CHANGE IN ESTIMATES

     Effective as of the beginning of the second quarter of fiscal 1996, the Company changed from twelve months to six months the period over which it amortizes certain capitalized customer acquisition expenditures. This change in accounting estimate was made to more accurately match incremental revenues and expenses, and resulted in incremental amortization of $414,000 of previously deferred customer acquisition costs in the second quarter of fiscal 1996. The Company also recorded an additional $43,000 of amortization in the second quarter of fiscal 1996 related to a change in estimated life of the benefit of a non-compete agreement from ten years to five years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
- ---------------------------

     Statements in this report concerning future results, performance, achievements, expectations or trends, if any, are forward-looking statements. Actual results, performance, achievements, events or trends could differ materially from those expressed or implied by such forward-looking statements as a result of known and unknown risks, uncertainties and other factors including those described below, those stated in the Company's Annual Report on Form 10-K and those identified by the Company from time to time in other filings with the Securities and Exchange Commission, press releases and other communications.

General
- -------

     Seattle FilmWorks, Inc. (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur photofinishing services and products. The Company offers an array of complementary services and products primarily on a mail-order basis under the brand name Seattle FilmWorks(R). The Company has experienced an increase in net revenues in each year since 1990. Management believes this growth is attributable principally to its direct-marketing programs, including the customer acquisition technique of offering two rolls of film for $2.00 or less (the "Introductory Offer"). The Introductory Offer has been nationally advertised in package inserts, newspaper supplements and magazines and through various other direct-response media.

     Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. Management believes that these steps are the primary reasons for the acceleration in growth of net revenues and net income during fiscal 1995 and the first nine months of fiscal 1996. In addition, management believes its core photofinishing business has benefited from the introduction of new products, such as the January 1994 introduction of Pictures On Disk(TM) and PhotoWorks(TM).

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

     The direct costs of customer acquisition are capitalized as an asset on the Company's balance sheet under "capitalized customer acquisition expenditures." Capitalized customer acquisition expenditures relating to the prospective customers are amortized over three years, and capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers are amortized over six months. These amortization rates are based on estimates of the timing of future roll processing volumes per customer. The proportion of capitalized customer acquisition expenditures to be amortized over three years relative to those to be amortized over six months will vary from period to period based on the timing and mix of promotional activities. Rates of amortization are compared from time to time with the actual timing of roll processing volumes in order to assess whether the amortization rates appropriately match the direct costs of customer acquisition with the related revenues. If the Company were to experience a material change in the timing of roll processing volumes, it could be required to accelerate the rate of amortization of capitalized customer acquisition expenditures, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Customer acquisition costs as a percentage of net revenues have decreased slightly in the first nine months of fiscal 1996 as compared to the same period of fiscal 1995. Management believes this decrease in customer acquisition costs as a percentage of net revenues is due primarily to more efficient customer acquisition programs. Future periods may reflect increased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     Net income as a percentage of net revenues has increased to 6.5% for the first nine months of fiscal 1996 as compared to 6.2% for the same period of fiscal 1995 primarily due to the relationship between changes in costs of goods sold, customer acquisition costs and other selling expenses which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity of promotion activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

     Demand for the Company's photo-related services and products is highly seasonal, with the highest volume of photofinishing activity occurring during the summer months. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of relatively higher expenditures on marketing programs prior to the summer months.

RESULTS OF OPERATIONS

     The following table presents information from the Company's statements of income, expressed as a percentage of net revenues for the periods indicated.

                                  Third Quarter Ended      Nine Months Ended
                                 June 29,    June 24,    June 29,    June 24,
                                   1996        1995        1996        1995
==============================================================================

Net revenues                        100.0%      100.0%      100.0%      100.0%

Cost of goods and services           60.3        61.1        60.5        63.1
                                    -----       -----       -----       -----

GROSS PROFIT                         39.7        38.9        39.5        36.9

Operating expenses:
 Customer acquisition costs          13.2        13.8        15.3        15.5
 Other selling expenses               7.6         6.0         9.0         6.8
 Research and development             0.5         0.9         1.2         0.9
 General and administrative           3.5         3.9         4.5         4.7
                                    -----       -----       -----       -----
  Total operating expenses           24.8        24.6        30.0        27.9
                                    -----       -----       -----       -----

INCOME FROM OPERATIONS               14.9        14.3         9.5         9.0

Total other income                    0.4         0.1         0.4         0.3
                                    -----       -----       -----       -----

INCOME BEFORE INCOME TAXES           15.3        14.4         9.9         9.3
Provision for income taxes            5.3         4.8         3.4         3.1
                                    -----       -----       -----       -----

NET INCOME                           10.0%        9.6%        6.5%        6.2%
                                    =====       =====       =====       =====


     The Company's net revenues for the third quarter of fiscal 1996 increased 42.5% to $22,509,000 as compared to net revenues of $15,791,000 in the third quarter of fiscal 1995. For the nine months ended June 29, 1996, net revenues increased 41.3% to $57,019,000 compared to $40,354,000 for the same period of fiscal 1995. The increased net revenues in fiscal 1996 were primarily due to expanded customer acquisition activities and marketing to existing customers during fiscal year 1995 and the first nine months of fiscal year 1996 which have resulted in increased net revenues from photofinishing services and products. Management also believes that its Seattle FilmWorks(R) branded business has benefited from the Company's entry into the personal computer market with its PhotoWorks(TM) and Pictures On Disk(TM) products, which were first introduced in January 1994.

     Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Gross profit in the third quarter of fiscal 1996 increased to 39.7% of net revenue compared to 38.9% in the third quarter of fiscal 1995. For the first nine months of fiscal 1996, gross profit increased to 39.5% as compared to 36.9% for the same period of fiscal 1995. The increases in fiscal 1996 periods were due primarily to a product mix containing a higher percentage of the Company's Seattle FilmWorks(R) branded products, which carry a higher gross profit margin than the Company's other services and products. Gross profit was also favorably impacted during the second quarter of fiscal 1996 by the reversal of $227,000 of state tax reserves upon the resolution of uncertainties related to a recent state tax examination. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity of promotional activities and other factors.

     Total operating expenses in the third quarter of fiscal 1996 increased to 24.8% of net revenue compared to 24.6% in the third quarter of fiscal 1995. For the first nine months of fiscal 1996 total operating expenses increased to 30.0% of net revenue compared to 27.9% for the same period of fiscal 1995. The increase in total operating expenses for fiscal 1996 periods was due primarily to an increase in customer acquisition and other selling activities, which affect revenues in current and future periods. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. Effective as of the beginning of the second quarter of fiscal 1996 the Company reduced from twelve months to six months the amortization period for certain marketing activities to specific groups of existing customers. This change in accounting estimate resulted in incremental amortization of $414,000 in the second quarter of fiscal 1996 of previously deferred customer acquisition costs. The Company capitalized $11,371,000 of customer acquisition expenditures in the nine-month period of fiscal 1996 compared to $7,733,000 for the nine-month period of fiscal 1995. Capitalized customer acquisition expenditures as of June 29, 1996, increased to $10,900,000 compared to $7,356,000 as of September 30, 1995. Management believes this increased investment in customer acquisition combined with new service and product introductions are the primary reasons for the increase in photofinishing related revenues. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs.

     Other selling expenses include marketing costs associated with building brand awareness, testing of new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Other selling expenses in the third quarter of fiscal 1996 increased to 7.6% of net revenues compared to 6.0% of net revenues for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, other selling expenses increased to 9.0% of net revenues compared to 6.8% of net revenues for the first nine months of fiscal 1995. The increase in fiscal 1996 periods was primarily due to increased marketing activities associated with expanded promotional activities to new and existing customers compared to fiscal 1995 periods. The second quarter of fiscal 1996 also included approximately $43,000 resulting from an increase in amortization of a non-compete agreement due to a change in the estimated life from ten years to five years and $126,000 in expenses related to securing certain rights to the PhotoWorks(TM) mark claimed by a third party.

     Research and development expenses decreased to $118,000 in the third quarter of fiscal 1996 as compared to $144,000 for the third quarter of fiscal 1995. The decrease resulted primarily from lower contract service costs. Research and development expenses for the first nine months of fiscal 1996 increased to $639,000 as compared to $355,000 for the first nine months of fiscal 1995. The increase for the nine-month period was primarily related to the Company's continued development of digital services and products. Research and development expenses consist primarily of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products.

     General and administrative expenses increased to $780,000 for the third quarter of fiscal 1996 as compared to $617,000 for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, general and administrative expenses increased to $2,560,000 from $1,898,000 for the same period of fiscal 1995. The increases in fiscal 1996 periods were due to increased compensation expenses based on the Company's profitability and increased legal and accounting costs. General and administrative expenses as a percent of net revenues decreased to 3.5% for the third quarter of fiscal 1996 as compared to 3.9% for the third quarter of fiscal 1995 and decreased to 4.5% for the first nine months of fiscal 1996 as compared to 4.7% of net revenues for the first nine months of fiscal 1995. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, investor relations and general corporate activities.

     Total other income for the third quarter of fiscal 1996 increased to $85,000 as compared to $25,000 for the third quarter of fiscal 1995. Total other income increased to $245,000 for the first nine months of fiscal 1996 as compared to $143,000 for the first nine months of fiscal 1995. The increases were due primarily to interest income from short-term investments due to higher levels of cash generated by operations.

     The federal income tax rate for the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 increased to 34.7% from 33.5%. The increase in the effective tax rate is due primarily to an increase in the marginal federal corporate tax rate due to expected income levels and the expiration of the federal research and development tax credit.

     Net income in the third quarter of fiscal 1996 was $2,242,000, or $.19 per share, compared to $1,513,000 or $.13 per share for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, net income was $3,696,000, or $.31 per share compared to $2,507,000, or $.21 per share for the same period in fiscal 1995. The increase in net income compared to 1995 periods is primarily attributable to the increase in net revenues and gross profit partially offset by the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 26, 1996, the Company's principal sources of liquidity included cash and short-term investments of $6,128,726 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 1.8 to 1 at the end of the third quarter of fiscal 1996, down slightly from the current ratio of 2.0 to 1 at September 30, 1995. During the first three quarters of fiscal 1996 the Company increased inventory levels by $3,824,000 to accommodate expanded marketing plans, achieve faster turnaround of customer orders, and support increased photofinishing volume. This increase in inventory was also the principal reason for the $1,970,000 increase in accounts payable at the end of the third quarter. Federal income taxes payable were favorably affected by the increase in capitalized customer acquisition expenditures which are expensed as incurred for federal income tax purposes, thereby having the effect of reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     The Company has a commitment to purchase equipment related to its Pictures On Disk(TM) product in the amount of $470,000 by January 1, 1997. In addition, the Company plans to expend approximately $500,000 during the remainder of fiscal 1996, principally for photofinishing equipment and for leasehold improvements, although at this time it has no binding commitments to do so.

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


                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

 (a) EXHIBITS.
     ---------


        10.1 Incentive Stock Option Plan, as amended and restated as of April 1, 1996

        10.2  1987 Stock Option Plan, as amended and restated as of April 1,
              1996

        11    Computation of Earnings Per Share



 (b) REPORTS ON FORM 8-K.
     --------------------

        None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SEATTLE FILMWORKS, INC.


DATED: August 7, 1996                        /s/ Gary R. Christophersen
                                         ---------------------------------
                                               Gary R. Christophersen
                                         President/Chief Executive Officer
                                           (Principal Executive Officer)



                                               /s/ Case H. Kuehn
                                         ---------------------------------
                                                  Case H. Kuehn
                                         Vice President-Finance/Treasurer
                              (Principal Financial and Chief Accounting Officer)

                               INDEX TO EXHIBITS

                            SEATTLE FILMWORKS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 29, 1996

Exhibit                                    Description                                  Page No.
- -------                                    -----------                                  --------
10.1         Incentive Stock Option Plan, as amended and restated as of April 1, 1996     15-26

10.2         1987 Stock Option Plan, as amended and restated as of April 1, 1996          27-40

11           Computation of Earnings Per Share                                               41
