Form 10-K
period 1996-09-28
SEATTLE FILMWORKS INC
filed 1996-12-19
CIK 791050

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended SEPTEMBER 28, 1996

  [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file No.  0-15338

                            SEATTLE FILMWORKS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


         WASHINGTON                                        91-0964899
  -------------------------                           -------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

     1260 16TH AVENUE WEST, SEATTLE,  WA                        98119
     -----------------------------------                        -----
   (Address of principal executive offices)                   (Zip Code)

   Registrant's telephone number, including area code:       (206) 281-1390
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes:  [X]   No:  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 29, 1996, there were issued and outstanding 10,833,680 shares of Common Stock, par value $.01 per share. As of November 29, 1996, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $194,011,514, based on the last sale price of the Registrant's Common Stock as reported by the NASDAQ National Market.

                     Documents incorporated by reference:

     Portions of the registrant's proxy statement relating to its 1996 annual meeting of shareholders, to be held on February 12, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           Exhibit Index at Page 43

                                    PART I

ITEM 1 - BUSINESS

DESCRIPTION OF BUSINESS

     Seattle FilmWorks, Inc. ("Seattle FilmWorks" or the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur photofinishing services and products. The Company offers an array of complementary services and products primarily on a mail-order basis under the brand name Seattle FilmWorks(R).

     Since 1978, the Company has been an industry leader in the introduction of value-added photo-related services and products. The Company offers prints, slides and digital images, all from the same roll of 35mm film. Seattle FilmWorks was among the first to provide express-mail delivery, cross-referenced data on prints and negatives, a composite photo index and a convenient reorder system. To a lesser extent, the Company provides photofinishing services, products and supplies on a wholesale basis.

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to creatively enhance and share personal photographs with friends, family and business associates. Products incorporating these technologies include (i) Pictures On Disk(TM) a single floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) PhotoMail(TM), a service which reduces turnaround time by privately delivering digital images to customers over the Internet; and (iv) most recently, FilmWorksNet(TM), a free service which provides customers the ability to share pictures through the creation of a private photographic home page uploaded to the Seattle FilmWorks Web site (www.filmworks.com). The Company is currently developing additional digital-imaging and Internet-related services and products.

     The Company attributes its growth in photofinishing revenues in large part to its direct-marketing programs, which are primarily based on the customer acquisition technique of offering two rolls of film for $2.00 or less. Direct-marketing techniques enable the Company to target selected consumers, measure customer response and obtain direct customer feedback to changes in marketing strategies. Recently, the Company has targeted the growing population of personal computer users in connection with the introduction of digital-imaging services and products. The Company has developed comprehensive statistical models for the design and analysis of its direct-response marketing programs using proprietary customer data compiled over 15 years.

     The Company was incorporated in Washington State in June 1976. The executive offices of the Company are located at 1260 Sixteenth Avenue West, Seattle, Washington 98119, and the Company's telephone number is (206) 281-1390. References to Seattle FilmWorks and the Company in this Report include Seattle FilmWorks, Inc., and its subsidiaries. Seattle FilmWorks, Inc., reorganized its business on September 30, 1996 by forming two wholly-owned subsidiaries, Seattle FilmWorks Manufacturing Company and OptiColor, Inc., and transferring a portion of its assets to each of these subsidiaries.

FORWARD-LOOKING INFORMATION

     Statements in this report concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading "Risk Factors" and elsewhere in this Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

PHOTOFINISHING INDUSTRY AND DIRECT-MARKETING OVERVIEW

     According to information published by the Photo Marketing Association International ("PMAI"), domestic amateur photofinishing sales totaled approximately $5.5 billion in 1994, having exhibited little or no growth since 1990. In 1994, the dominant method of distributing photofinishing services and products was through retail stores, including discount and mass merchants, drugstores, supermarkets and camera/specialty stores. Management believes the vast majority of rolls of film are sent to wholesale photofinishing laboratories for processing, although a growing percentage are processed in-store using on-site equipment.

     Outside the photofinishing industry, direct-to-consumer marketing, with distribution through the mail, has grown significantly in recent years. Leading users of direct marketing include mail-order houses and catalog mailers, magazine publishers, insurance companies, book and record clubs, financial institutions and credit card companies. Management believes growth in the use of direct-marketing is generally attributable to social, economic and technological changes and to the relative cost-effectiveness of direct-marketing techniques. Management also believes several factors have enhanced consumer responsiveness to direct marketing as a purchasing medium, including growth in the number of people in the most active segment of the purchasing population, growth in the number of two-career families that have more disposable income and less time to shop, and increased availability and use of credit cards. In the future, on-line services and increased use of personal computers may provide additional channels for direct-to-consumer marketing. See "Risk Factors--Dependence on Direct-Marketing Programs; Accounting for Customer Acquisition" and "--Dependence on the Internet and Potential Liability for Content."

OPERATING STRATEGY

     Over the past five years, Seattle FilmWorks has consistently achieved annual and corresponding-quarter growth in net revenues and net income through the execution of its operating strategy, the principal elements of which are the introduction of innovative, value-added services and products, application of direct-to-consumer marketing techniques and a commitment to customer satisfaction.

     Innovative, Value-Added Services and Products. Management believes that Seattle FilmWorks has distinguished itself from its competitors through service and product differentiation. The Company strives to develop and introduce value-added photofinishing services and products based on focused research and development efforts as well as anticipation of consumer demand by monitoring customer feedback. Management believes that the continuous expansion of its array of complementary services and products promotes (i) increased acquisition of new customers, (ii) retention of existing customers and (iii) higher average-order sizes. Management believes that this operating strategy has contributed to the Company's growth in an industry characterized by little or no growth.

     In the late 1970s, the Company introduced Seattle FilmWorks(R) branded film and shortly thereafter offered its customers the option of prints and/or individually color-corrected slides from the same roll of film. More recently, the Company has been a leader in introducing numerous other value-added features, including express-mail delivery, cross-referencing data on prints and negatives, Pictures Plus(TM) Index, a convenient Easy-Order System and Professor FilmWorks(TM) (free telephone pre-recorded mini-lessons on photography).

     In addition, the Company has been a leader in marketing photofinishing services which employ digital technology. These include (i) Pictures On Disk(TM), a single floppy disk containing digital images from a roll of film
(ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) PhotoMail(TM), a service which reduces turnaround time by privately delivering digital images to customers over the Internet; and (iv) most recently, FilmWorksNet(TM), a free service which provides customers the ability to share pictures through the creation of a private photographic home page uploaded to the Seattle FilmWorks Web site (www.filmworks.com). The Company is currently developing additional digital-imaging and Internet-related services and products. See "Business Services and Products."

     Direct-to-Consumer Marketing. The Company's business model is founded on direct-response marketing. Management believes an important advantage of its direct-marketing strategy is the opportunity to contact a large number of consumers who may appreciate the convenience of mail order and the Company's array of complementary services and products. Direct access to consumers permits the Company to target and monitor selected potential and existing customers, measure customer response and obtain direct customer feedback to changes in marketing strategies. Generally, the Company attempts to identify prospective customers by targeting specific groups of individuals with common characteristics. For example, recently the Company has targeted the growing population of personal computer users in connection with the introduction of its digital-imaging services and products. Information derived from the Company's extensive database compiled over 15 years has been used to create statistical models to develop targeted marketing programs and estimate future demand. In addition, the Company's proprietary database is used to plan, personalize, implement and evaluate marketing programs for existing customers. Historically, the Company has been able to identify targeted consumer groups that, when extended the Introductory Offer, yield economically attractive response rates. See "Business Marketing and Customer Acquisition."

     Commitment to Customer Satisfaction. The Company seeks to develop and provide high-quality, user-friendly and reliable photofinishing services and products to enhance brand recognition for "Seattle FilmWorks" and to engender customer loyalty. Management believes that a significant portion of its business comes from repeat customers. As part of its dedication to customer service, Seattle FilmWorks offers a 100% money-back satisfaction guarantee, provides an Easy-Order System whereby a customer sets up a standing order, thus avoiding the need to fill out an order form with each order, and offers Professor FilmWorks(TM). In addition, to achieve its customer service goals, the Company conducts customer surveys and holds management meetings to identify areas for service enhancement. Moreover, through investments in automation and state-of-the-art photofinishing equipment, as well as through the commitment of its employees to quality control, the Company delivers greater than 99.8% of its orders without loss or damage. See "Business Customer Service and Support."

GROWTH STRATEGY

     The Company's strategy for growth is to continue to leverage the strength of its services, products and marketing programs to acquire additional customers and increase the level of business with prospective and existing customers.

     New Customers. Historically, the Company has grown primarily through the acquisition of new customers. In a mail-order photofinishing environment that has recently exhibited little or no growth, the Company has increased net revenues at an 18% compound annual growth rate during the past five years and has increased the total number of its customers. The Company continuously refines existing, and develops, tests and implements new, marketing programs to additional groups of consumers with different demographic characteristics to offset the potential impact of market saturation in any given target customer group. In addition, the Company continues to explore alternative direct-marketing platforms in order to acquire additional customers. To this end, the Company has established a Web site on the Internet (www.filmworks.com) from which customers can access answers to frequently asked questions, download versions of Company software, create and view personal home pages and send electronic messages to customer service.

     Increasing Sales to New and Existing Customers. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand. The Company strives to increase both average order size and order frequency by informing both targeted consumers and its large existing customer base of its integrated array of services and products. The Company's commitment to expanding its service and product offerings, including enhancements to its Internet-related offerings, supports this strategy. In addition, the Company employs a variety of other direct-marketing techniques to increase business from existing customers and generate business from inactive customers.

MARKETING AND CUSTOMER ACQUISITION

     One of the key elements of the Company's operating strategy is to generate demand for its services and products by using its proprietary direct-marketing techniques and extensive database to efficiently target existing and prospective customers. The Company has used mail, print media, television, radio, telephone and, more recently, the Internet and on-line services to target groups of consumers and businesses, bypassing the traditional distribution channel of retail outlets.

     The Company makes extensive use of marketing tests in order to evaluate which of a variety of marketing programs offers the best probable return on investment. The Company's direct-marketing programs use coded advertisements to monitor consumer response and to provide measurable results for each specific marketing program. Measuring the effectiveness of marketing tests takes into account both the response rate to advertised offers and estimates of customer lifetime value to the Company, measured in terms of profit generated from the estimated future stream of orders, thereby allowing for the targeting of a marketing effort to specific market segments through selected media. The Company uses computers to maintain and analyze extensive data and segment markets using geographic, demographic and psychographic information about potential customers.

     Since the early 1980s, the primary method the Company has used to acquire new film processing customers has been its introductory offer of two rolls of film for $2.00 or less (the "Introductory Offer"). The Company regularly refines the Introductory Offer to improve its effectiveness, but the basic concept of sending two rolls of Seattle FilmWorks(R) branded film to targeted potential customers has remained fairly constant. The Introductory Offer has been nationally advertised through direct-response media, including package inserts, newspaper supplements and magazines. The Company also has a customer referral program in which existing customers suggest family and friends to whom the Company mails an introductory package. Beginning in early 1995, the Company further refined its Introductory Offer program by targeting the growing population of personal computer users. Favorable rates of return from this group led to an expansion of the Company's customer acquisition investment. See "Risk Factors-Dependence on Direct-Marketing Programs; Accounting for Customer Acquisition."

SERVICES AND PRODUCTS

     Seattle FilmWorks is a leader in the development and introduction of innovative photofinishing services and products. Beginning in 1978 with the introduction of its privately branded film and continuing with the option of receiving both photographic prints and individually color-corrected slides from the same roll of film, the Company established an early tradition of service and product differentiation. The following table illustrates the Company's service and product introductions during the past six years:


  SERVICE OR PRODUCT                             YEAR OF INTRODUCTION

PhotoWorks(R) Plus - How to Use Every Feature(C)         1996
-------------------------------------------------        ----
     FilmWorksNet(TM)............................        1996
     PhotoMail(TM)...............................        1995
     PhotoWorks(R) for Macintosh.................        1995
     PhotoWorks(R) Plus for Windows..............        1994
     PhotoWorks(R) for Windows...................        1994
     PhotoWorks(R) for MS-DOS....................        1994
     Pictures On Disk(TM)........................        1994
     Pictures Plus(TM) Index.....................        1993
     Professor FilmWorks(TM).....................        1992
     Backprinting & Referenced Negatives.........        1992
     Easy-Order System...........................        1991
     Express-Mail Delivery.......................        1991

     In 1991, the Company began to offer mail-order photofinishing customers the options of express-mail pickup and delivery service and the Easy-Order System, whereby a customer sets up a standing order, thus avoiding the need to fill out an order form with each order. This pattern of service and product innovation continued with the introduction in early 1992 of the Company's system for printing the date, roll identification and print number on the back of each print and the corresponding information on each strip of negatives (known as backprinting) and free telephone pre-recorded mini-lessons on photography from Professor FilmWorks(TM). In 1993, the Company introduced the Pictures Plus(TM) Index, which offers thumbnail-size copies of images from a roll of film on a single 4" by 6" print as a handy reference for the customer.

     In early 1994, the Company introduced Pictures On Disk(TM), which delivers on a single floppy disk a digital version of each photograph on a roll of film. This product was coupled with the introduction of the Company's internally developed PhotoWorks(R) software, which enables users to create digital albums of their photographs and to incorporate the digital images into text, slide shows and screen savers. PhotoWorks(R) software is available in Microsoft Windows, MS-DOS and Apple Macintosh versions and is provided at no charge with a customer's first order of Pictures On Disk(TM). PhotoWorks(R) is also available for free download over the Internet from the Company's Web site. A more fully featured version, PhotoWorks(R) Plus, is sold directly to customers as an upgrade and is available through selected retail software stores.

     In October 1995, the Company introduced the private delivery of digital photographs from its laboratory directly to customers over the Internet through its PhotoMail(TM) delivery service. Customers requesting PhotoMail(TM) delivery are sent an e-mail notifying them that their photographs are ready for downloading at the Company's Web site (www.filmworks.com). Such customers can then share their photographs with friends, family and business associates who may view and download the photographs using a download password. Management believes that communication with digital versions of personal photographs is a natural extension of the rapid proliferation of e-mail and other forms of Internet communication.

     In February 1996, the Company announced FilmWorksNet(TM), a free service through which its customers can create and upload a private personalized photographic home page to the Seattle FilmWorks Web site using the most recent version of the PhotoWorks(R) software (which is available for download at no charge). By providing the guest password to their home page, Seattle FilmWorks customers can share their photographs with friends, family and business associates worldwide. Both PhotoMail(TM) and FilmWorksNet(TM) provide flexibility and creativity in this new way of sharing photographs.

     In August 1996, the Company published PhotoWorks(R) Plus - How to Use Every
                                           -------------------------------------
Feature(C).  This 260-page reference book provides customers with detailed
----------
information on using the Company's PhotoWorks(R) Plus software.

     Although mail-order photofinishing is viewed as a convenience by many consumers, mail-order turnaround time (generally seven to ten days) is longer than many alternative sources for photofinishing services (in some cases within one hour). The Company has addressed this issue by offering the option of express-mail pickup and delivery service by means of the U.S. Postal Service for an extra charge and, more recently, with an immediate delivery-after-processing option through its PhotoMail(TM) Internet delivery service. However, turnaround time remains a competitive disadvantage for the Company.

     Management believes that the prices for its services and products are competitive. The Company, however, has chosen not to compete primarily on the basis of price, but rather by offering a variety of value-added, innovative and high-quality services and products, thereby seeking to differentiate itself from other photofinishers.

     The Company also provides a variety of reprint and enlargement services for its mail-order customers, as well as selling 35mm rolled film, single-use cameras and photofinishing supplies on a wholesale basis to photofinishing minilabs, retail stores and commercial users of photographic film. These products are packaged by the Company and marketed under the brand OptiColor(TM) Film & Photo. Rolled film and single-use cameras are also marketed on a private label basis with the customer specifying its own brand name. Although it represents a small percentage of revenues, the Company also provides photofinishing services on private label, retail and wholesale bases. The Company also licenses certain digital technology, including Pictures On Disk(TM) and PhotoWorks(R), to other photofinishers outside of the U.S.

     Net revenues generated by sales outside the United States accounted for 8.5% of the Company's total net revenues in fiscal 1996, as compared to 8.5% and 9.5% in fiscal 1995 and fiscal 1994, respectively.

RESEARCH AND DEVELOPMENT

     Through internal and external research and development efforts, the Company has established the capability to develop innovative digital media and photofinishing services and products. The Company seeks to identify customer needs and shifts in consumer preferences in order to design or refine the Company's services and products. In fiscal 1996, fiscal 1995 and fiscal 1994, the Company incurred research and development expenses of $732,000, $458,000 and $459,000, respectively, primarily in connection with development and enhancement of its FilmWorksNet(TM), PhotoMail(TM), PhotoWorks(R) and Pictures On Disk(TM) services and products. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER SERVICE AND SUPPORT

     Management believes that customer satisfaction is critical to the Company's ongoing success. The Company has a 100% money-back satisfaction-guarantee policy under which it will provide a full refund if a customer's complaint cannot otherwise be resolved.

     The direct-to-consumer photofinishing business involves contacts with a large number of customers. For customer convenience, the Company provides toll-free telephone access at 1-800-FILMWORKS. As of November 23, 1996, the Company had a customer service staff of 53, which is equipped with direct access to the Company's extensive proprietary database and is trained to promote certain of the Company's services and products, as well as to answer questions regarding order status, basic photography and photofinishing and use of PhotoWorks(R) software. On average, in a week the Company's customer support personnel respond to approximately 30,000 telephone calls from customers, 3,000 written inquiries and 4,000 e-mail messages. The majority of these inquiries are general information requests and order status inquiries. In addition, the Company offers free pre-recorded mini-lessons on photography over the telephone from Professor FilmWorks(TM).

     The Company also maintains a Web site on the Internet (www.filmworks.com). While on-line, customers may download Pictures On Disk(TM) orders and versions of Company software, view personal home pages, access answers to frequently asked questions, send electronic messages to customer service and check the status of their photofinishing orders.

OPERATIONS

     The Company operates a laboratory in a single facility in Seattle, Washington, which is designed to produce consistent, high-quality photofinishing. The system is designed for 24-hour in-house turnaround processing of photofinishing orders. The photofinishing process begins with the entry of each order into the Company's customer database, primarily using information provided by the customer on the order form. Each roll received for processing is bar-coded with an identification number which enables the tracking of each order throughout the production process. Following order entry, individual rolls of film are spliced together into a reel of film which is then developed as a batch. Once the film is developed, each negative is computer analyzed, and the color-corrected image is printed on photographic paper using state-of-the-art equipment. Order information is then printed on the back of each print and the corresponding information is printed on a paper tab which is attached to each sleeved negative. After a visual quality inspection, the orders are packaged for delivery to the customer. If a customer requests, photographs are digitized and delivered through the mail on 3 1/2" diskettes or via download over the Internet. Although much of the photofinishing and order handling process has been automated, trained personnel operate machinery and regularly monitor product quality with the assistance of computerized control and measurement systems.

     The Company has the ability to process various types of 35mm color film, including those manufactured by Eastman Kodak Company, Fuji Photo Film U.S.A., Inc., Konica U.S.A., Inc., Imation Enterprises Corp., Agfa and other major producers of conventional 35mm color negative film. The Company also has the ability to process 35mm color negative film manufactured by Eastman Kodak Company for professional motion picture studios which has been packaged by the Company or others for use in 35mm still cameras.

     Currently, the Company estimates that it is capable of processing up to approximately 160,000 rolls of film per week with its existing facilities and equipment. The Company has initiated steps to expand its processing capacity.

SUPPLIERS

     The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa and Imation Enterprises Corp., its supply of Eastman motion picture film as surplus from motion picture studios and television production companies and its photographic paper and chemicals from a single supplier, Agfa. In addition, the individual cassettes into which the Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. Currently, substantially all of the Company's purchases from foreign suppliers are paid for in U.S. dollars. The Company's mail-order services and products are handled largely through the U.S. Postal Service. See "Risk Factors--Reliance on Key Vendor and Supplier Relationships; Foreign Sourcing."

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

     The Company is in the process of replacing and upgrading a portion of its systems software and most recently completed a replacement and upgrade it its systems hardware. It is not uncommon for system defects, shutdowns, slowdowns or other problems to occur in connection with a conversion to new data-processing equipment or software. While the Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including events associated with the software and hardware upgrade, there can be no assurance that the Company will not experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. See "Risk Factors--Dependence on Production Capabilities, Statistical Models and Management Information Systems."

COMPETITION

     The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed declined during the 1990s, according to photofinishing industry data. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company. The Company faces competition in the consumer photofinishing market from other direct marketers and from competitors in other distribution channels, including much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. The largest of the wholesale photofinishers are Qualex Inc., and Fuji TruColor, Inc. In addition, management believes that the largest mail-order photofinishers include Nashua Corp. (dba York Labs), District Photo Inc. (dba Clark) and Mystic Color Lab Inc.

     Management believes that the principal competitive factors in the consumer photofinishing industry are price, convenience, range of available services, quality of processing, speed of service and product differentiation. There are no significant proprietary or other barriers to entry into the photofinishing industry. The Company has sought to differentiate its photofinishing services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. Some of these competitors have introduced products which compete with the Company's Pictures On Disk(TM) and PhotoWorks(R) products. Also, sales of consumer photofinishing services have experienced little or no growth since 1990. See "Business--Photofinishing Industry and Direct-Marketing Overview." Accordingly, the Company's growth has been the result of market-share gain.

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

     The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products embodying new technologies could render existing services and products obsolete. The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs. For example, the commercialization of filmless digital imaging technologies may have a negative impact on the photofinishing industry generally. Moreover, Advanced Photo System ("APS"), which includes a new film format, has been introduced and the processing of which requires special equipment the Company does not presently possess. Management believes that APS currently constitutes an insignificant percentage of the film the Company is asked to process, and the Company has therefore decided not to establish this capability. However, there can be no assurance that the development of these or other new technologies or any failure by the Company to anticipate or successfully respond to such developments will not have a material adverse effect on the Company's business, financial condition and operating results. See "Risk Factors--Competition" and "--Rapid Technological Change."

PROPRIETARY TECHNOLOGY

     The Company markets its services and products under registered and common-law trademarks and service marks, including Seattle FilmWorks(R), OptiColor(TM) Film & Photo, Pictures On Disk(TM), PhotoMail(TM), PhotoWorks(R), Pictures Plus(TM) Index, Professor FilmWorks(TM), and FilmWorksNet(TM). See "Risk Factors--Intellectual Property."

     The Company considers a large portion of its PhotoWorks(R) software, its process for production of Pictures On Disk(TM) and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. The Company, however, does attempt to protect its proprietary rights to software through a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements, by restricting access to certain portions of its premises and by including contractual restrictions on use and disclosure in its end-user licenses. Moreover, the Company's PhotoWorks(R) Plus product is shipped in sealed packages on which notices are prominently displayed informing the end-user that, by breaking the package seal, the end-user agrees to be bound by the license agreement contained in the package. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening a sealed package are unclear.

  This Report contains trademarks other than those of the Company.

GOVERNMENTAL REGULATION

     The Company's direct-mail operations, including its transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The law relating to the liability of on-line services companies, Internet access and/or content providers, Web hosts and electronic publishers for information carried on or disseminated through their systems for, among other things, infringement of copyrighted material or trademarks, violations of personal rights of privacy and publicity and dissemination of material legally judged to be obscene, indecent or defamatory, is currently unclear. Such claims have been brought, and sometimes successfully asserted, against on-line services, including cases against Prodigy and NETCOM. In addition, the recently passed Telecommunications Act of 1996 (the "Telecommunication Act") imposes, in some circumstances, liability for or prohibits the transmission over the Internet of certain types of information and content. Although a federal district court recently blocked enforcement of that portion of the Telecommunications Act intended to regulate obscene content, this or other legislation could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements. See "Risk Factors-- Dependence on the Internet and Potential Liability for Content" and "-- Governmental Regulation."

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

EMPLOYEES

     As of November 23, 1996, the Company had 608 employees, of whom approximately 450 were engaged in production operations, 70 in administration, 23 in marketing, 53 in customer service and 12 in research and development. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company, as of November 30, 1996 were:

Name                          Age     Position
--------------------------------------------------------------------------------------
Gary R. Christophersen        50      President, Chief Executive Officer and Director
Michael F. Lass               42      Vice President-Operations
Case H. Kuehn                 44      Vice President-Finance, Chief Financial Officer
                                      and Treasurer
Bruce A. Ericson              47      Vice President-Marketing
Annette F. Mack               39      Vice President-Human Resources
Sam Rubinstein                79      Director
Douglas A. Swerland           51      Director
Craig E. Tall                 50      Director
Peter van Oppen               44      Director

     Currently all directors are elected annually and hold office until the next annual meeting of the shareholders of the Company and until their successors are elected and qualified. Pursuant to a proposed amendment (the "Proposed Amendment") to the Company's Amended and Restated Articles of Incorporation (the "Articles") approved by the Board of Directors on November 13, 1996 and to be presented for a vote at the annual meeting of shareholders to be held on February 12, 1997 (the "1996 Annual Meeting"), the Board of Directors will be classified into three classes, each of which shall be as nearly equal in number as possible. If the Proposed Amendment is approved, then at the 1996 Annual Meeting, one class will be elected for a one-year term, one class will be elected for a two-year term and one class will be elected for a three-year term. All directors will hold office until the annual meeting of shareholders at which their terms expire and the election and qualification of their successors. Upon expiration of these initial terms all classes will be elected to three-year terms. In addition, if the Proposed Amendment is approved, directors may be removed only for cause and only by a vote of a majority of shares of the Company's common stock entitled to vote on an election of directors. Officers serve at the discretion of the Board of Directors.

     GARY R. CHRISTOPHERSEN, the Company's President and Chief Executive Officer since August 1988, joined the Company in January 1982 as Vice President-Operations and has served as a Director of the Company since 1982. From May 1983 to August 1988, Mr. Christophersen was a Senior Vice President of the Company and its General Manager.

     MICHAEL F. LASS, the Company's Vice President-Operations since September 1988, joined the Company in 1984 as Manager of Operations. From 1982 to 1984, Mr. Lass was Vice President and General Manager of Breezin' Sportswear, a manufacturer and marketer of sportswear, and, from 1980 to 1982, General Manager and a DIrector of Mountain Safety Research, Inc., a manufacturer of outdoor recreational products.

     CASE H. KUEHN, has been the Company's Vice President-Finance, Chief Financial Officer and Treasurer since February 1995. From April 1994 to February 1995, Mr. Kuehn was Chief Financial Officer of Shoe Inn, Inc., doing business as Shoe Pavilion. From January 1992 to March 1994, Mr. Kuehn was General Manager of Pro Mark Technologies, Inc., a manufacturer of computer/video-based inspection equipment, and, from March 1990 to January 1992, Vice President, Commercial Lending, at First National Bank of Chicago. From November 1985 to February 1990, Mr. Kuehn performed business valuation consulting with Price Waterhouse.

     BRUCE A. ERICSON, the Company's Vice President-Marketing since November 1989, joined the Company in March 1985 as Director of Publishing and, from January 1988 to October 1989, was its Director of Marketing.

     ANNETTE F. MACK, the Company's Vice President-Human Resources since January 1996, joined the Company in March 1986 as Human Resources Manager and, from August 1988 to December 1995, was its Director of Human Resources.

     SAM RUBINSTEIN became a Director of the Company in March 1986. From June 1985 to May 1988, he was the Chairman of the Board and Chief Executive Officer of Farwest Fisheries, Inc., a seafood processing and marketing firm. From 1974 to December 1987, Mr. Rubinstein was the Chairman of the Board and Chief Executive Officer of Bonanza Stores, Inc., an operator of variety stores and drugstores, and, from February 1984 to January 1986, the Chairman of the Board and Chief Executive Officer of Whitney-Fidalgo Seafoods, Inc., a seafood processor.

     DOUGLAS A. SWERLAND became a Director of the Company in October 1988. In December 1993, Mr. Swerland founded and became the President of Savi, Inc., a clothing superstore retailer specializing in designer clothing. Mr. Swerland had been employed by Jay Jacobs, Inc., the operator of a chain of specialty retail apparel stores, in various capacities beginning in 1969, most recently as President and a Director from 1978 to November 1995. Jay Jacobs, Inc., filed a voluntary petition for Chapter 11 bankruptcy protection in May 1994 and emerged therefrom in November 1995.

     CRAIG E. TALL became a Director of the Company in October 1988. Since September 1990, Mr. Tall has been an Executive Vice President of Washington Mutual, Inc., a bank holding company. In addition, since April 1987, Mr. Tall has been an Executive Vice President of Washington Mutual Bank.

     PETER H. VAN OPPEN became a Director of the Company in October 1988. Since February 1994, Mr. van Oppen has been Chairman and Chief Executive Officer of Advanced Digital Information Corporation ("ADIC"), a manufacturer of automated tape data libraries for network and workstation markets. ADIC was a wholly-owned subsidiary of Interpoint Corporation, a diversified publicly-traded manufacturer, until it was spun-off as a separate public company in October 1996. Mr. van Oppen served as a Director of Interpoint since 1984, President and Chief Executive Officer since 1989 and Chairman and Chief Executive Officer from 1995 through October 1996. Mr. van Oppen is also a Director of ADIC.

                                 RISK FACTORS

     In addition to the other information in this Report, the following risk factors should be carefully considered in evaluating the Company and its business.

ABILITY TO SUSTAIN AND MANAGE GROWTH

     The Company has experienced significant growth in revenues and profitability in recent periods. This growth has occurred despite little or no growth in the U.S. photofinishing industry in the 1990s and an actual decline in the number of rolls processed by the mail-order film processing portion of the domestic photofinishing market during the same period. See "Business-Photofinishing Industry and Direct-Marketing Overview." The continued growth of the Company's revenues and profitability is dependent in large part on its ability to acquire new customers at a reasonable cost. There can be no assurance that the Company will continue to grow or to effectively manage its growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." The Company may, when and if the opportunity arises, acquire other businesses involved in activities or having service and product lines that are compatible with the Company's business, but the Company has no current understanding, agreement or arrangement to make any acquisitions. Acquisitions involve numerous risks, which could have a material adverse effect on the Company's business, financial condition and operating results.

DEPENDENCE ON DIRECT-MARKETING PROGRAMS; ACCOUNTING FOR CUSTOMER ACQUISITION

     Management believes that a large part of the Company's growth in photofinishing revenues is attributable to its direct-marketing programs, which are primarily based on its customer acquisition technique of offering two rolls of film for $2.00 or less. The Company devotes substantial resources to and regularly tests new and modified direct-marketing programs in an effort to improve the efficiency of its customer acquisition and retention efforts. There can be no assurance that the Company's customer acquisition and retention efforts will continue to be effective. A decline in the effectiveness of these efforts or a failure to compete effectively against new or existing competitors which use direct-marketing techniques could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Marketing and Customer Acquisition" and "-Competition."

     The direct costs of the customer acquisition program, primarily the cost of film, postage and printed materials for the Company's free or low-cost film offers sent to prospective and existing customers, but excluding advertising costs, are deferred and amortized over a period of up to three years as part of customer acquisition costs. The Company establishes amortization rates for these capitalized assets based on estimates of the timing of future roll processing volumes per customer. Rates of amortization are compared from time to time with the actual timing of roll processing volumes in order to assess whether the amortization rates appropriately match the direct costs of customer acquisition with the related revenues. If the Company were to experience a material change in the timing of roll processing volumes, it could be required to accelerate the rate of amortization of capitalized customer acquisition expenditures, which could have a material adverse effect on the Company's business, financial condition and operating results. Moreover, if the Company were to experience a significant decline in the amount of revenues from its customers without an offsetting decrease in direct customer acquisition costs, the Company may not be allowed to capitalize customer acquisition costs under generally accepted accounting principles, which could have a material adverse effect on the Company's business, financial condition and operating results. See Item 7 of
Part II-"Management's Discussion and Analysis of Financial Condition and Results of Operations."


RAPID TECHNOLOGICAL CHANGE

     The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products embodying new technologies could render existing services and products obsolete. The Company's future success will depend in part on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs. For example, the commercialization of filmless digital imaging technologies, including mass-market filmless digital cameras, may have a negative impact on companies such as Seattle FilmWorks, which process traditional film-based images and slides. The development of these or other new technologies, or any failure by the Company to anticipate or successfully respond to such developments, could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Competition."

FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

     The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future as a result of a variety of factors, including changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors. Demand for the Company's photo-related services and products is highly seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level or effectiveness of customer acquisition programs, and other factors. As a result, the Company's operating results for any period are not necessarily indicative of results for any future period. Due to the foregoing factors, the Company's operating results in a future period may be below the expectations of public market analysts and investors. In such event, the price of the Common Stock may be materially adversely affected. See Item 7 of Part II-"Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed declined during the 1990s, according to photofinishing industry data. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company. The Company faces competition in the consumer photofinishing market from other direct marketers and from competitors in other distribution channels, including much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. There are no significant proprietary or other barriers to entry into the photofinishing industry. Many of the Company's competitors offer similar photofinishing services and products at lower prices and with a more rapid turnaround time than those offered by the Company. However, the Company has sought to differentiate its photofinishing services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. There can be no assurance the Company will continue to compete effectively through development of innovative services and products or to respond appropriately to industry trends or to activities of competitors. In addition, the wholesale distribution market for rolled film and photofinishing supplies is highly competitive and is dominated by suppliers that manufacture what they sell and may, therefore, potentially have lower costs of goods for these items than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Competition."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends in large part on the abilities and continued service of its executive officers and other key employees, in particular Gary R. Christophersen, the Company's President and Chief Executive Officer. These individuals, including Mr. Christophersen, are not subject to employment agreements that would prevent them from leaving the Company. There can be no assurance that the Company will be able to retain the services of such executive officers and other key employees. The loss of key personnel could have a material adverse effect on the Company's business, financial condition and operating results. See "Management."

DEPENDENCE ON THE INTERNET AND POTENTIAL LIABILITY FOR CONTENT

     In October 1995, the Company introduced the private delivery of digital photographs from its laboratory directly to customers over the Internet through its PhotoMail(TM) delivery service. More recently, the Company announced FilmWorksNet(TM), a free service to its customers through which the customer can create and upload a private personal photographic home page to the Seattle FilmWorks Web site for viewing by friends, family and business associates to whom the customer gives a guest password. Although the Company provides its services and products through multiple distribution channels, the Company's success may depend in part on the continued expansion of the Internet and its network infrastructure. Rapid growth in interest in and use of the Internet is a recent phenomenon, and there can be no assurance that the Company's Internet-related services will prove to be a competitive advantage. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect both the growth of Internet use and the Company's financial results. The law relating to the liability of on-line services companies, Internet access and/or content providers, Web hosts and electronic publishers for information carried on or disseminated through their systems for, among other things, infringement of copyrighted material or trademarks, violations of personal rights of privacy and publicity and dissemination of material legally judged to be obscene, indecent or defamatory, is currently unclear. Such claims have been brought, and sometimes successfully asserted, against on-line services, including cases against Prodigy and NETCOM. In addition, the recently passed Telecommunications Act imposes, in some circumstances, liability for or prohibition against the transmission over the Internet of certain types of information and content. Although a federal district court recently blocked enforcement of that portion of the Telecommunications Act intended to regulate obscene content, this or other legislation could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements. From time to time, the Company has assisted authorities in the discovery and prosecution of child pornography. However, the Company does not assume responsibility to edit the content of its customers' photographs, slides, digital images or personal home pages unless responding to a specific complaint. The potential liability for content made available over the Internet through its Web site could require the Company to implement additional measures to reduce its exposure to such liability, which may require it to incur significant expense or to discontinue certain service or product offerings. While the Company carries general liability insurance, such insurance may not cover potential claims of this type or may not be adequate to compensate the Company for any liability that may be imposed for information carried on or disseminated through its systems. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Governmental Regulation."

RELIANCE ON KEY VENDOR AND SUPPLIER RELATIONSHIPS; FOREIGN SOURCING

     The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa Photo Imaging Systems, a division of Bayer ("Agfa") and Imation Enterprises, Corp., its supply of Eastman motion picture film as surplus from motion picture studios and television production companies and its photographic paper and chemicals from a single supplier, Agfa. In addition, the individual cassettes into which the

Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. As there are relatively few suppliers of film, photographic paper and chemicals, the elimination of any one supplier could cause a material disruption within the industry and could have a material adverse effect on the Company's business, financial condition and operating results. Other than an agreement with Agfa which is subject to possible termination beginning in September 1998, the Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to film, paper, chemicals or cassettes. Although the Company has experienced limited delays in the delivery of certain supplies in the past, such delays have not had a significant impact on the Company's operations. While management believes that alternate sources of film, paper, chemicals and cassettes are available, there can be no assurance that the Company will be able to continue to acquire its requirements for these supplies in sufficient quantities or on terms as favorable to the Company as those currently available to it. Also, conversion to an alternate supplier may cause delays, reduced quality or other problems. The Company's operations may be adversely affected by political instability resulting in the disruption of trade with foreign countries in which the Company's contractors and suppliers are located and existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States. Moreover, sales of the Company's services and products on a direct-to-consumer mail-order basis are largely dependent on the U.S. Postal Service for receipt of orders and delivery of processed film or other products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or extended interruptions in postal deliveries could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Operations" and "-Suppliers."

DEPENDENCE ON PRODUCTION CAPABILITIES, STATISTICAL MODELS AND MANAGEMENT INFORMATION SYSTEMS

     The Company depends on its management information systems to process orders, provide rapid response to customer inquiries, manage inventory and accounts receivable collections, purchase, sell and ship products efficiently and on a timely basis and maintain cost-efficient operations. The Company is in the process of replacing and upgrading a portion of its systems software and most recently completed a replacement and upgrade of its systems hardware. It is not uncommon for system defects, shutdowns, slowdowns or other problems to occur in connection with a conversion to new data-processing equipment or software. While the Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including events associated with the software and hardware upgrade, there can be no assurance that the Company will not experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. See "Business-Management Information Systems." The Company also depends on statistical models developed to measure the effectiveness of its marketing programs and on its employees who are knowledgeable about such models. In addition, the Company continually faces risks regarding the availability and cost of labor, the potential need for additional capital equipment, plant and equipment obsolescence, quality control, excess or insufficient capacity and disruption in the Company's operations. The loss of employees knowledgeable about the Company's statistical models or a disruption in the Company's photofinishing or direct-marketing operations could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Operations" and "-Suppliers."

GOVERNMENTAL REGULATION

     The Company's direct-mail operations are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. From time to time the Company has modified its methods of doing business and its marketing operations in response to inquiries and requests from regulatory authorities. To date, such changes have not had an adverse effect on the Company's business. There can be no assurance, however, that future regulatory requirements or actions will not have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Governmental Regulation."

POTENTIAL ADVERSE IMPACT OF ENVIRONMENTAL REGULATIONS

     The Company's photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. The Company actively monitors its compliance with applicable regulations and works with regulatory authorities to ensure compliance. However, there can be no assurance that changes in environmental regulations or in the kinds of chemicals used by the Company will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its operations to be suspended. Such liability or suspension of operations could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Environmental Compliance."

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

INTELLECTUAL PROPERTY

     The Company considers a large portion of its PhotoWorks(R) software, its process for production of Pictures On Disk(TM) and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. Moreover, the Company's PhotoWorks(R) Plus product is shipped in sealed packages on which notices are prominently displayed informing the end-user that, by breaking the package seal, the end-user agrees to be bound by the license agreement contained in the package. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening a sealed package are unclear. See "Business-Proprietary Technology."

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the Common Stock has been, and is likely to continue to be, volatile. There can be no assurance that the market price of the Common Stock will not fluctuate significantly from its current level. The market price of the Common Stock could be subject to significant fluctuations in response to a number of factors, such as actual or anticipated variations in the Company's quarterly operating results, the introduction of new services or products by the Company or its competitors, changes in other conditions or trends in the Company's industry, changes in governmental regulations, changes in securities analysts' estimates of the Company's, or its competitors' or industry's, future performance or general market conditions. See Item 7 of Part II-"Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, stock markets have experienced extreme price and volume volatility in recent years, and this volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons frequently unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Common Stock. See "Price Range of Common Stock."

ANTITAKEOVER CONSIDERATIONS

     The Company's Board of Directors has the authority, without shareholder approval, to issue up to 2,000,000 shares of Preferred Stock and to fix the rights and preferences thereof. This authority, together with certain provisions of the Articles, including proposed amendments to the Articles providing for a classified board and removal of directors only for cause, and the Washington Business Corporation Act, may discourage takeover attempts or tender offers that could result in shareholders receiving a premium over the market price for the Common Stock or that shareholders may otherwise consider to be in their best interests.


ITEM 2 - PROPERTIES

     The Company's headquarters are located in Seattle, Washington. This building also houses the Company's photofinishing and mail-order operations.
The building's square footage has recently been expanded to approximately 60,000 square feet to accommodate increased levels of production. The building is occupied under a lease which expires in September 2000.

     The Company also occupies 80,000 square feet in a building that is used as a warehouse storage and limited production facility. This building, located in Seattle, Washington, is occupied under a three-year lease expiring January 31, 1999, with options to extend the lease for two additional one-year periods to January 31, 2001.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business. Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Company's business, financial condition or operating results.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                    PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

     The Company's Common Stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "FOTO." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on NASDAQ, as adjusted for stock splits.

                                               HIGH      LOW
                                               ----      ---
  Fiscal Year Ended September 30, 1995
       First Quarter........................   $ 8.56   $ 6.56
       Second Quarter.......................    10.22     7.28
       Third Quarter........................    11.83     8.33
       Fourth Quarter.......................    15.83    11.17
  Fiscal Year Ended September 28, 1996
       First Quarter........................   $15.83   $12.00
       Second Quarter.......................    20.50    13.33
       Third Quarter........................    21.75    16.00
       Fourth Quarter.......................    22.00    14.50

     On November 29, 1996, the last sale price reported on NASDAQ for the Common Stock was $19.625 per share and was held by an estimated 8,400 shareholders with approximately 387 holders of record.

     The Company has never declared or paid cash dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business. In addition, the Company is restricted under the covenants of a bank loan agreement from declaring any dividends on shares of its capital stock in excess of $4 million in any fiscal year, noncumulative from year to year, without the bank's prior consent.


ITEM 6 - SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's statements of income for the years ended September 28, 1996, September 30, 1995 and September 24, 1994 and the Company's balance sheets at September 28, 1996 and September 30, 1995 are derived from the audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements and their related footnotes. The selected income statement data for the years ended September 25, 1993 and September 26, 1992 and selected balance sheet data at September 24, 1994, September 25, 1993 and September 26, 1992 are derived from audited financial statements which are not included in this report.

                            SEATTLE FILMWORKS, INC.
                            SELECTED FINANCIAL DATA
                (In thousands, except per share and share data)

                                                                    FISCAL YEARS

                                           1996           1995            1994                1993           1992
==============================================================================================================================
INCOME STATEMENT DATA:
----------------------

Net revenues                           $84,152        $62,185         $49,753             $42,728        $38,442

Gross profit                            34,993         24,057          18,907              17,269         15,694

Operating expenses                      23,084         15,729          12,709              12,284         11,660

Net income                             $ 8,017        $ 5,682         $ 4,438             $ 3,570        $ 2,905
                                       =======        =======         =======             =======        =======

Income as a percent of revenues            9.5%           9.1%            8.9%                8.4%           7.6%

Earnings per share*                    $   .68        $   .48         $   .36             $   .29        $   .24
                                       =======        =======         =======             =======        =======

Weighted average shares
 outstanding*                       11,871,898     11,731,761      12,394,677          12,358,157     12,266,046
                                    ==========     ==========      ==========          ==========     ==========

BALANCE SHEET DATA:
-------------------

Capitalized customer acquisition
 expenditures                          $11,334        $ 7,356         $ 4,458             $ 3,832        $ 3,349

Total assets                            37,826         28,244          18,835      **      19,632         15,538

Long-term obligations                        0              0               0                   0              0

Shareholders' equity                   $26,675        $17,932         $11,347      **     $13,376        $ 9,553
                                       =======        =======         =======      ==     =======        =======

See notes to financial statements.

* All share and per share data are retroactively adjusted to reflect a three for two stock split distributed February 26, 1993, a two for one stock split distributed March 16, 1994, a three for two stock split distributed March 15, 1995 and a three for two stock split distributed March 15, 1996.

** Reflects the impact of repurchasing 1,125,000 shares of common stock for $6,643,000 during the fourth quarter of fiscal 1994.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     Statements in this report concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part I under the heading "Risk Factors" and elsewhere in this Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

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

     Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. Management believes that these steps are the primary reasons for the acceleration in growth of net revenues and net income during fiscal 1996 and fiscal 1995. In addition, management believes its core photofinishing business has benefited from the introduction of new products, such as the January 1994 introduction of Pictures On Disk(TM) and PhotoWorks(R).

     Customer acquisition costs are comprised of the costs of generating a lead and the amortization of direct costs associated with the Company's promotional offers sent to prospective and existing customers. The costs of generating a lead include all direct-response media, advertising and other costs associated with developing target customer lists. These costs-per-lead have declined during each of the last three fiscal years. The direct costs of customer acquisition include film, postage and printed material costs associated with mailings to prospective and existing customers. These direct costs per recipient of the Introductory Offer have also declined during each of the last three fiscal years.

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

     Customer acquisition costs as a percentage of net revenues increased to 14.2% in fiscal 1996 as compared to 13.8% in fiscal 1995 and 13.1% in fiscal 1994. Management believes this increase in customer acquisition costs as a percentage of net revenues is due primarily to expansion of the Company's customer acquisition programs. Future periods may reflect increased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities. See Note F of Notes to Financial Statements.

     Net income as a percentage of net revenues has improved from 8.9% in fiscal 1994 to 9.5% in fiscal 1996 primarily due to the relationship between changes in costs of goods sold, customer acquisition costs and other selling expenses which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

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

     Demand for the Company's photo-related services and products is highly seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level of effectiveness of customer acquisition programs and other factors. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of relatively higher marketing program expenditures prior to the summer months.

RESULTS OF OPERATIONS

     The following table presents information from the Company's statements of income, expressed as a percentage of net revenues for the periods indicated.

                                                        Fiscal Years Ended
                                         September 28,    September 30,    September 24,
                                              1996             1995             1994
=========================================================================================

Net revenues                                  100.0%           100.0%           100.0%

Cost of goods and services                     58.4             61.3             62.0
                                              -----            -----            -----

GROSS PROFIT                                   41.6             38.7             38.0

Operating expenses:
 Customer acquisition costs                    14.2             13.8             13.1
 Other selling expenses                         8.2              6.5              6.9
 Research and development                       0.9              0.7              0.9
 General and administrative                     4.2              4.3              4.6
                                              -----            -----            -----
  Total operating expenses                     27.5             25.3             25.5
                                              -----            -----            -----

INCOME FROM OPERATIONS                         14.1             13.4             12.5

Total other income                              0.4              0.4              0.3
                                              -----            -----            -----

INCOME BEFORE INCOME TAXES                     14.5             13.8             12.8

Provision for income taxes                      5.0              4.7              3.9
                                              -----            -----            -----

NET INCOME                                      9.5%             9.1%             8.9%
                                              =====            =====            =====


     Net revenues increased 35.3% to $84,152,000 in fiscal 1996 from $62,185,000 in fiscal 1995. Net revenues in fiscal 1995 increased 25.0% to $62,185,000 from $49,753,000 in fiscal 1994. The increases were primarily due to expanded customer acquisition activities and marketing to existing customers during fiscal year 1996 and fiscal year 1995 which have resulted in increased net revenues from photofinishing services and products. Management also believes that its Seattle FilmWorks(R) branded business has benefited from the Company's entry into the personal computer market with its PhotoWorks(R) and Pictures On Disk(TM) products, which were introduced in January 1994. Fiscal 1995 net revenues were also favorably affected by an additional one-week reporting period in fiscal 1995 as compared to fiscal 1994.

     Gross profit as a percentage of net revenues for fiscal 1996, fiscal 1995 and fiscal 1994 was 41.6%, 38.7% and 38.0%, respectively. The increase in gross profit percentage in fiscal 1996 and fiscal 1995 as compared to fiscal 1994 was primarily due to a product mix containing a higher percentage of Seattle FilmWorks(R) branded products, which carry a higher gross profit margin than the Company's other services and products. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity and effectiveness of promotional activities and other factors.

     Total operating expenses as a percentage of net revenues for fiscal 1996, fiscal 1995 and fiscal 1994 were 27.5%, 25.3% and 25.5%, respectively. The increase in total operating expenses in fiscal 1996 as compared to fiscal 1995 and fiscal 1994 was due primarily to an increase in customer acquisition and other selling activities, which affect revenues in current and future periods. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. Effective as of the beginning of the second quarter of fiscal 1996 the Company reduced from twelve to six months the amortization period for certain marketing activities to specific groups of existing customers. This change in accounting estimate resulted in incremental amortization of $127,000 in fiscal year 1996 of previously deferred customer acquisition costs. The Company capitalized $14,750,000 of customer acquisition expenditures during fiscal 1996 compared to $9,187,000 in fiscal 1995 and $5,310,000 in fiscal 1994. Capitalized customer acquisition expenditures as of September 28, 1996 increased to $11,334,000 as compared to $7,356,000 as of September 30, 1995. The Company's increased investment in customer acquisition combined with new service and product introductions are the primary reasons for the increase in photofinishing related revenues. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs.

     Other selling expenses in fiscal 1996 increased to 8.2% of net revenues compared to 6.5% in fiscal 1995 and 6.9% in fiscal 1994. The increase in fiscal 1996 was primarily due to increased marketing activities associated with expanded promotional activities to new and existing customers compared to fiscal 1995 and fiscal 1994. Fiscal year 1996 selling expenses also included additional expense as a result of an increase in amortization of a non-compete agreement due to a change in the estimated life from ten years to five years and expense related to securing rights to the PhotoWorks(R) mark claimed by a third party.

     Research and development expenses during fiscal 1996, fiscal 1995 and fiscal 1994 were $732,000, $458,000 and $459,000, respectively. The increase in fiscal 1996 as compared to fiscal 1995 and fiscal 1994 was primarily related to the Company's continued development of digital services and products.

     General and administrative expenses increased to $3,460,000 in fiscal 1996 as compared to $2,657,000 in fiscal 1995 and $2,276,000 in fiscal 1994. The increases in fiscal 1996 and fiscal 1995 were due primarily to increased compensation expenditures based on the Company's profitability and increased legal, accounting and consulting costs. General and administrative expenses as a percent of net revenues decreased to 4.2% for fiscal 1996 as compared to 4.3% in fiscal 1995 and 4.6% in fiscal 1994.

     Total other income in fiscal 1996 was $328,000 as compared to $252,000 in fiscal 1995 and $187,000 in fiscal 1994. The increases in total other income in fiscal 1996 and fiscal 1995 as compared to the prior fiscal year were primarily due to interest income from short-term investments due to higher levels of cash generated by operations during fiscal 1996 and fiscal 1995.

     The federal income tax rate for fiscal 1996 was 34.5% as compared to 33.8% for fiscal 1995 and 30.5% for fiscal 1994. The increase in the effective tax rate for fiscal 1996 as compared to fiscal 1995 was due primarily to an increase in the marginal federal corporate tax rate due to income levels and the expiration of the federal research and development tax credit for the first three quarters of the 1996 fiscal year. The effective tax rate for fiscal 1994 was favorably affected by initial research and development tax credits.

     Net income increased to $0.68 per share in fiscal 1996 as compared to $0.48 per share in fiscal 1995 and $0.36 per share in fiscal 1994. The increases in the fiscal 1996 and fiscal 1995 periods were primarily attributable to the increases in net revenues and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4,554,000, $6,908,000 and $4,330,000 in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. The decrease in cash provided by operating activities in fiscal 1996 as compared to fiscal 1995 was primarily due to a net increase in customer acquisition expenditures, an increase in inventories and accounts receivable and a decrease in accounts payable, partially offset by increases in net income, depreciation and amortization and deferred taxes. The increase in cash provided by operating activities in fiscal 1995 as compared to fiscal 1994 was primarily due to an increase in net income, deferred taxes and accounts payable. These increases were partially offset by an increase in net customer acquisition expenditures.

     Net cash used in investing activities was $7,281,000, $1,629,000 and $809,000 in fiscal 1996, fiscal 1995 and fiscal 1994, respectively. Net cash used in investing activities during fiscal 1996 increased primarily due to increases in purchases of furniture, fixtures and equipment and securities available-for-sale. Net cash used in investing activities during fiscal 1995 increased as compared to fiscal 1994 primarily due to a net decrease in sales of securities.

     Net cash provided by financing activities was $302,000 in fiscal 1996 as compared to $570,000 in fiscal 1995. The decrease was primarily due to a decreased level of stock option exercises. Net cash used in financing activities in fiscal 1994 was $6,517,000. The increase in net cash provided by financing activities in fiscal 1995 as compared to fiscal 1994 is primarily attributable to the Company's repurchase of 1,125,000 shares of Common Stock during fiscal 1994.

     As of November 29, 1996, the Company's principal sources of liquidity included $10,809,000 in cash and short-term investments together with an unused operating line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 2.7 to 1 at the end of fiscal 1996, which reflects an increase from the current ratio of 2.0 to 1 at the end of fiscal 1995. During fiscal 1996 the Company increased inventory levels by $1,951,000 to accommodate expanded marketing plans, achieve faster turnaround of customer orders and support increased photofinishing volume. In addition, during fiscal year 1996 the Company decreased its accounts payable by $1,292,000 as compared to fiscal year 1995. The decrease is due primarily to a change in payment terms with a major vendor and overall timing of payments at fiscal year end 1996 as compared to fiscal year end 1995.

     Capital expenditures during fiscal 1996 totaled $4,075,000 including equipment for new photofinishing services, data processing equipment and for expanding capacity of existing photofinishing operations. In fiscal 1995, the Company made capital expenditures of $1,633,000 relating to photofinishing equipment. The Company has a commitment to purchase equipment related to its Pictures On Disk(TM) product in the amount of $470,000 by January 1, 1997. In addition, the Company has plans to expend approximately $4,000,000 in fiscal 1997, principally for additional photofinishing processing equipment and for leasehold improvements, although at this time it has no binding commitments to do so.

     The Company currently anticipates that existing funds together with anticipated cash flow from operations and the Company's available line of credit of $6,000,000 will be sufficient to finance its operations, including planned capital expenditures, and to service its indebtedness for the foreseeable future. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future. See Item 1 of Part I-"Risk Factors."

INFLATION

     The results of the Company's operations have not been significantly affected by inflation during any of the last three fiscal years. Although the Company has incurred moderately increased costs for labor, materials, postage and overhead, it has been able to offset the impact of such increases primarily through enhanced operating efficiencies.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 26 through 36.

                          REPORT OF ERNST & YOUNG LLP

                             INDEPENDENT AUDITORS



Shareholders and Board of Directors
SEATTLE FILMWORKS, INC.

     We have audited the accompanying balance sheets of SEATTLE FILMWORKS, INC. as of September 28, 1996 and September 30, 1995, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 28, 1996. We have also audited the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEATTLE FILMWORKS, INC. at September 28, 1996 and September 30, 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               //S// ERNST & YOUNG LLP



Seattle, Washington
November 1, 1996

                           SEATTLE FILMWORKS, INC.
                                BALANCE SHEETS
                (in thousands, except per share and share data)

                                    ASSETS

                                                                  September 28,   September 30,
                                                                      1996            1995
                                                                  -------------   -------------
CURRENT ASSETS
 Cash and cash equivalents                                              $ 6,135         $ 8,560
 Securities available-for-sale                                            4,559           1,345
 Accounts receivable, net of allowance for doubtful accounts
   of $287 and $546 in 1996 and 1995, respectively                        1,980           1,242
 Inventories                                                              6,577           4,626
 Capitalized promotional expenditures                                       238             158
 Prepaid expenses and other                                                 351             164
 Deferred income taxes                                                      311             398
                                                                        -------         -------
   TOTAL CURRENT ASSETS                                                  20,151          16,493

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation (Note C)                          5,337           3,200

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                            11,334           7,356

DEPOSITS AND OTHER ASSETS                                                   253              68

NONCOMPETE AGREEMENT (Note B)                                               751           1,127
                                                                        -------         -------

TOTAL ASSETS                                                            $37,826         $28,244
                                                                        =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                       $ 3,490         $ 4,782
 Accrued expenses                                                         1,086             827
 Accrued compensation                                                     2,001           1,537
 Income taxes payable                                                       972             856
                                                                        -------         -------
   TOTAL CURRENT LIABILITIES                                              7,549           8,002

DEFERRED INCOME TAXES                                                     3,602           2,310
                                                                        -------         -------

TOTAL LIABILITIES                                                        11,151          10,312

SHAREHOLDERS' EQUITY (Notes G and H)
 Preferred Stock, $.01 par value, authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 67,500,000 shares, issued and outstanding 10,821,144 and 10,715,571 in 1996 and 1995,
  respectively                                                              108             107
 Additional paid-in capital                                               1,680             955
 Retained earnings                                                       24,887          16,870
                                                                        -------         -------
   TOTAL SHAREHOLDERS' EQUITY                                            26,675          17,932
                                                                        -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $37,826         $28,244
                                                                        =======         =======

See notes to financial statements.

                            SEATTLE FILMWORKS, INC.
                            STATEMENTS OF INCOME
                (in thousands, except per share and share data)


                                                        Fiscal Years Ended
                                         ------------------------------------------------
                                         September 28,    September 30,    September 24,
                                              1996             1995             1994
                                         ==============   ==============   ==============

Net revenues                               $    84,152      $    62,185      $    49,753

Cost of goods and services                      49,159           38,128           30,846
                                           -----------      -----------      -----------

GROSS PROFIT                                    34,993           24,057           18,907

Operating expenses:
 Customer acquisition costs                     11,981            8,579            6,516
 Other selling expenses                          6,911            4,035            3,458
 Research and development                          732              458              459
 General and administrative                      3,460            2,657            2,276
                                           -----------      -----------      -----------
  Total operating expenses                      23,084           15,729           12,709
                                           -----------      -----------      -----------

INCOME FROM OPERATIONS                          11,909            8,328            6,198

Other income (expense):
 Interest expense                                   (1)              (4)             (25)
 Interest income                                   449              276              222
 Nonoperating expense, net                        (120)             (20)             (10)
                                           -----------      -----------      -----------
  Total other income                               328              252              187
                                           -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                      12,237            8,580            6,385

Provision for income taxes (Note F)              4,220            2,898            1,947
                                           -----------      -----------      -----------

NET INCOME                                 $     8,017      $     5,682      $     4,438
                                           ===========      ===========      ===========

EARNINGS PER SHARE                                $.68             $.48             $.36
                                           ===========      ===========      ===========

WEIGHTED AVERAGE SHARES AND
 EQUIVALENTS OUTSTANDING                    11,871,898       11,731,761       12,394,677
                                           ===========      ===========      ===========

See notes to financial statements.

                            SEATTLE FILMWORKS, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                                   Common Stock
                                              -------------------------------------------------------
                                                 Shares       Par     Paid-In    Retained
                                              Outstanding    Value    Capital    Earnings     Total
                                              ============   ======   ========   =========   ========

BALANCE AS OF SEPTEMBER 25, 1993               11,551,597     $116     $  570     $12,690    $13,376

 Stock options exercised                           57,376        1         32                     33
 Income tax benefit of stock options                                       50                     50
 Employee stock purchase plan                      26,586                  93                     93
 Purchase and retirement of Common Stock       (1,125,000)     (12)      (691)     (5,940)    (6,643)
 Net income                                                                         4,438      4,438
                                                                                  -------    -------

BALANCE AS OF SEPTEMBER 24, 1994               10,510,559      105         54      11,188     11,347

 Stock options exercised                          115,950        1        274                    275
 Income tax benefit of stock options                                      333                    333
 Employee stock purchase plan                      94,612        1        348                    349
 Purchase and retirement of Common Stock           (5,550)                (54)                   (54)
 Net income                                                                         5,682      5,682
                                                                                  -------    -------

BALANCE AS OF SEPTEMBER 30, 1995               10,715,571      107        955      16,870     17,932

 Stock options exercised                          103,936        1        349                    350
 Income tax benefit of stock options                                      424                    424
 Employee stock purchase plan                      13,445                 162                    162
 Purchase and retirement of Common Stock          (11,808)               (210)                  (210)
 Net income                                                                         8,017      8,017
                                                                                  -------    -------

BALANCE AS OF SEPTEMBER 28, 1996               10,821,144     $108     $1,680     $24,887    $26,675
                                               ==========     ====     ======     =======    =======

See notes to financial statements.

                            SEATTLE FILMWORKS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                      Fiscal Years Ended
                                                       ------------------------------------------------
                                                       September 28,    September 30,    September 24,
                                                            1996             1995             1994
                                                       ==============   ==============   ==============

OPERATING ACTIVITIES:
----------------------------------------------------
 Net income                                                 $  8,017          $ 5,682          $ 4,438
 Charges to income not affecting cash:
  Depreciation and amortization                                2,018            1,608            1,320
  Amortization of capitalized customer
    acquisition expenditures                                  10,772            6,289            4,684
  Deferred income taxes                                        1,379              830              (89)
  Loss on disposal of equipment                                  102               24                5
 Net change in receivables, inventories,
    payables, and other                                       (2,904)           1,432             (672)
 Capitalized promotional expenditures, net                       (80)             230              (46)
 Additions to capitalized customer
  acquisition expenditures                                   (14,750)          (9,187)          (5,310)
                                                            --------          -------          -------

NET CASH FROM OPERATING ACTIVITIES                             4,554            6,908            4,330

INVESTING ACTIVITIES:
----------------------------------------------------
 Purchase of furniture, fixtures, and equipment               (4,075)          (1,633)          (1,414)
 Purchases of securities available-for-sale                   (7,409)          (1,356)          (3,060)
 Sales of securities available-for-sale                        4,195            1,341            5,280
 Proceeds from sale of equipment                                   8               19               22
 Purchase of assets from Private Label Film, Inc.                                               (1,637)
                                                                                               -------
NET CASH USED IN INVESTING ACTIVITIES                         (7,281)          (1,629)            (809)

FINANCING ACTIVITIES:
----------------------------------------------------
 Proceeds from issuance of Common Stock                          512              624              126
 Payment on purchase of Common Stock                            (210)             (54)          (6,643)
                                                            --------          -------          -------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                     302              570           (6,517)
                                                            --------          -------          -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                             (2,425)           5,849           (2,996)

Cash and cash equivalents
 at beginning of year                                          8,560            2,711            5,707
                                                            --------          -------          -------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                             $  6,135          $ 8,560          $ 2,711
                                                            ========          =======          =======

See notes to financial statements.

                            SEATTLE FILMWORKS, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEATTLE FILMWORKS, INC. (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur photofinishing services and products. The Company offers an array of complementary services and products, primarily on a mail-order basis, under the brand name SeattleFilmWorks/TM/. To a lesser extent, the Company provides services, products and photofinishing supplies on a wholesale basis to a variety of commercial customers.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid short-term investments with a maturity of three months or less than at the date of purchase.

SECURITIES AVAILABLE-FOR-SALE: Securities available-for-sale consist primarily of bankers' acceptances, commercial paper, and government securities issued by financial institutions with high credit ratings. Company policy limits the amount of credit exposure with any one financial institution. The fiscal 1996 and fiscal 1995 balance consisted primarily of bankers' acceptances and government securities. Securities available-for-sale are carried at amortized cost, which approximates market.

ACCOUNTS RECEIVABLE: Accounts receivable primarily include amounts due from mail-order customers from the sale of related photographic products and amounts due from wholesale customers from the sale of film and single-use cameras. An allowance for doubtful accounts is established for an estimate of bad debts.

INVENTORIES: Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies.

CAPITALIZED PROMOTIONAL EXPENDITURES: The Company's promotional programs run for periods of one to six months. Promotional expenditures primarily consist of advertising and media costs related to generating consumer interest in the Company's photofinishing services. The Company capitalizes these costs as capitalized promotional expenditures and expenses them the first time the promotion is run. Advertising expense was $2,989,000, $1,882,000, and $1,944,000 in fiscal years 1996, 1995, and 1994 respectively.

DEPRECIATION AND AMORTIZATION: Furniture, fixtures, and equipment are depreciated using the straight-line and accelerated methods based on the estimated useful asset lives ranging from three to five years. Expenditures for major remodeling and improvements are capitalized as leasehold improvements. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset.

NONCOMPETE AGREEMENT: Noncompete agreement is amortized as other selling expenses on a straight-line basis. During fiscal 1996, the Company recorded an additional $43,000 of amortization related to a change in the estimated life of the noncompete agreement from ten years to five years. See Note B.

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES: The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35mm film for $2.00 or less. Customer acquisition costs are comprised of the costs of generating a lead and the amortization of direct costs associated with the Company's promotional offers sent to prospective and existing customers. The costs of generating a lead, which are expensed when the promotion is run, include all direct-response media, advertising and other costs associated with developing target customer lists. The direct costs of customer acquisition include film, postage and printed material costs associated with mailings to prospective and existing customers.

                            SEATTLE FILMWORKS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

     The direct costs of customer acquisition are capitalized as an asset on the Company's balance sheet under "capitalized customer acquisition expenditures." Capitalized customer acquisition expenditures relating to prospective customers are amortized over three years, and capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers are amortized over six months. These amortization rates are based on the estimates of timing of future roll processing volumes per customer. Based on the historical pattern of roll processing volumes and the estimate of orders to be processed in the future, estimated amortization of capitalized customer acquisition expenditures as of September 28, 1996 will be $7,237,698, $3,236,523 and $859,827 in fiscal years 1997, 1998, and 1999 respectively.

     Effective as of the beginning of the second quarter of fiscal 1996, the Company reduced from twelve months to six months the amortization period for certain marketing activities to specific groups of existing customers. This change in accounting estimate was made to more accurately match revenues and expenses, and resulted in $127,000 of incremental amortization of deferred customer acquisition costs.

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

     The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in the first quarter of fiscal year 1994. The adoption of this new Standard did not have a significant impact on operating results.

EARNINGS PER SHARE: Earnings per share is based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the fiscal year. Common Stock equivalents consist of stock options.

STOCK COMPENSATION: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Generally stock compensation, if any, is measured as the difference between the exercise price of a stock option and the fair market value of the Company's stock at the date of grant, which is then amortized over the related service period.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OTHER FINANCIAL INSTRUMENTS: At September 28, 1996 the carrying value of financial instruments such as trade receivables and payables approximate their fair values, based on the short-term maturities of these instruments.

RECLASSIFICATIONS: Certain prior-year amounts have been reclassified to conform with the fiscal 1996 financial statements.

                            SEATTLE FILMWORKS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE  B --  ACQUISITION OF PRIVATE LABEL FILM BUSINESS

     On December 30, 1993, the Company acquired certain assets of Private Label Film, Inc. for approximately $1,637,000. The assets relate to the manufacture and sale of private-label film and related products to retailers and commercial
users.    This acquisition has been accounted for using the purchase method.
The purchase price was recorded as follows: equipment $100,000; and other assets of $1,536,830 related to noncompete agreements which includes capitalized legal and accounting expenses. See Note A, "Depreciation and Amortization."

NOTE  C --  FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment consist of the following:


                                                       September 28,    September 30,
                                                            1996             1995
                                                       ==============   ==============
                                                               (in thousands)

Furniture, fixtures, and equipment                           $12,558          $ 9,673
Leasehold improvements                                         2,294            1,610
                                                             -------          -------
                                                              14,852           11,283
Less accumulated depreciation and amortization                (9,515)          (8,083)
                                                             -------          -------
                                                             $ 5,337          $ 3,200
                                                             =======          =======

NOTE  D --  CREDIT AGREEMENT

     At September 28, 1996, the Company had a $6,000,000 available line of credit, with interest at the lending bank's prime rate. There were no borrowings outstanding at the end of fiscal 1996 or fiscal 1995 under the line of credit. The Company is restricted under the covenants of a bank loan agreement from declaring any dividends on shares of its capital stock in excess of $4,000,000 in any fiscal year, noncumulative from year to year, without the bank's prior consent.

NOTE  E --  PROPERTY AND LEASES

     The Company's primary lease relates to its main operating facility. This lease expires in September 2000. The Company also has a lease agreement for additional warehouse and limited production space. This lease expires in January 1999 with an option to extend the lease for two one-year periods. At September 28, 1996, future minimum payments under noncancelable operating leases for fiscal years 1997 through 2001 are $518,000, $521,000, $354,000, $265,000,
and $2,000, respectively.    Rental expense relating to operating leases for
fiscal years 1996, 1995, and 1994 was $481,000, $353,000, and $335,000,
respectively.

                            SEATTLE FILMWORKS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE  F --  INCOME TAXES

The provision for income taxes is as follows:
                                                                                              (in thousands)
                                                                                 1996             1995      1994
                                                                               ======           ======    ======

Provision (benefit) for income taxes:
  Current                                                                      $2,863           $2,068    $2,036
  Deferred                                                                      1,357              830       (89)
                                                                               ------           ------    ------
                                                                               $4,220           $2,898    $1,947
                                                                               ======           ======    ======

A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:

                                                                                 1996             1995      1994
                                                                               ======           ======    ======

Statutory tax rate                                                               35.0%            34.0%     34.0%
Research and development tax credits                                              (.1)             (.4)      (.5)
Other, net                                                                        (.4)              .2      (3.0)
                                                                               ------           ------    ------
                                                                                 34.5%            33.8%     30.5%
                                                                               ======           ======    ======

Principal items comprising the cumulative deferred income taxes are as follows:

                                                                                1996            1995
======================================================================================================

Deferred tax liabilities:
 Customer acquisition expenditures                                             $3,899           $2,501
 Other liabilities                                                                212              175
                                                                               ------           ------
Total deferred tax liabilities                                                  4,111            2,676

Deferred tax assets:
 Accrued expenses                                                                 524              573
 Depreciation and amortization                                                    296              191
                                                                               ------           ------
Total deferred tax assets                                                         820              764
                                                                               ------           ------

Net deferred tax liabilities                                                   $3,291           $1,912
                                                                               ======           ======

Taxes paid in 1996, 1995, and 1994 were $2,300,000, $2,020,000, and $1,520,000, respectively.

NOTE  G --  SHAREHOLDERS' EQUITY

STOCK OPTIONS

     Pursuant to the Company's Stock Option Plans adopted in 1982 and 1987, options may be granted to purchase up to 4,603,125 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted. Options generally vest over four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant. Shares of Common Stock reserved for issuance under these stock option plans totaled 1,686,754 at September 28, 1996, of which 369,281 shares were available for options to be granted in the future.

                            SEATTLE FILMWORKS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE  G --  SHAREHOLDERS' EQUITY (CONTINUED)

     The following schedule summarizes stock option activity for fiscal years 1994, 1995, and 1996.

                                                      Option Price
                                         Number of Shares         Per Share
                                         =================   ===================
Outstanding at September 25, 1993
  (861,971 shares exercisable)                1,250,487      $  .12   -   $ 3.78
    Granted during 1994                         108,900      $ 4.00   -   $ 8.11
    Canceled during 1994                        (18,675)     $ 1.30   -   $ 4.67
    Exercised during 1994                       (57,376)     $  .12   -   $ 3.11
                                              ---------

Outstanding at September 24, 1994
  (959,729 shares exercisable)                1,283,336      $  .26   -   $ 8.11
    Granted during 1995                         152,325      $ 7.17   -   $14.17
    Canceled during 1995                        (21,095)     $ 3.11   -   $ 7.44
    Exercised during 1995                      (115,950)     $  .26   -   $ 6.56
                                              ---------

Outstanding at September 30, 1995
  (1,004,824 shares exercisable)              1,298,616      $  .28   -   $14.17
    Granted during 1996                         142,050      $12.83   -   $20.50
    Canceled during 1996                        (19,257)     $ 3.11   -   $14.17
    Exercised during 1996                      (103,936)     $  .28   -   $10.17
                                              ---------

Outstanding at September 28, 1996
  (1,041,751 shares exercisable)              1,317,473      $  .31   -   $20.50
                                              =========

EMPLOYEE STOCK PURCHASE PLAN

     Effective September 22, 1993, the Company adopted an Employee Stock Purchase Plan under which employees have the option to purchase 337,500 shares of Common Stock. Under the Plan, eligible employees may purchase shares of the Company's Common Stock at six-month intervals at 85% of the fair market value on the first or last day of the six-month offering period, whichever is lower. Employees may purchase shares having a value not exceeding 10% of their gross compensation during the purchase period. During fiscal 1996, shares totaling 13,445 were issued under the Plan at a price of $12.0417 per share. At September 28, 1996, 202,856 shares were reserved for future issuance.

STOCK SPLITS

     All share data, per share data and related accounts in the accompanying financial statements and these notes reflect a retroactive adjustment for a two-for-one stock split effective March 16, 1994, a three-for-two stock split effective March 15, 1995, and a three-for-two stock split effective March 15, 1996.

PURCHASE AND RETIREMENT OF COMMON STOCK

     On July 20, 1994, the Company repurchased 1,125,000 shares, or approximately 10% of its outstanding Common Stock, from Mr. Sam Rubinstein, a Director and the largest shareholder of the Company, in a private transaction for $5.78 per share plus legal and brokerage fees.

                            SEATTLE FILMWORKS, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE  H  --  RETIREMENT AND PROFIT SHARING PLAN

     The Company maintains a 401(k) Plan for substantially all employees. The Company's contributions are based on matching a percentage of up to 2% of voluntary employee contributions and discretionary profit sharing contribution determined by the Board of Directors. The Company's contributions were $488,000, $366,000, and $285,000 for fiscal years 1996, 1995, and 1994, respectively.

NOTE I  --  CONTINGENCIES

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Company's business, financial condition or operating results.

NOTE  J  --  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth summary financial data for the Company by quarter for fiscal years 1996 and 1995 (in thousands, except per share data).

                                            Quarters
                                            --------
                              First     Second     Third    Fourth
                             --------   -------   -------   -------
Fiscal 1996
-----------
     Net revenue              $16,689   $17,821   $22,509   $27,133
     Gross profit               6,292     7,311     8,927    12,463
     Net income                   951       503     2,242     4,321
     Earnings per share           .08       .04       .19       .36

Fiscal 1995
-----------
     Net revenue              $12,270   $12,293   $15,791   $21,831
     Gross profit               4,590     4,152     6,136     9,179
     Net income                   655       339     1,513     3,175
     Earnings per share           .06       .03       .13       .27

     The sum of quarterly earnings per share will not necessarily equal the earnings per share reported for the entire year since the weighted average shares outstanding used in the earnings per share computation changes throughout the year. All earnings per share data presented above have been adjusted to reflect stock splits. See Note G.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Directors and Executive Officers of the Registrant" under Item 1 -
Part 1 above.

     Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 12, 1997, which information appears under the caption "Compliance with
Section 16(a) of the Exchange Act." Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 28, 1996.


ITEMS 11, 12, AND 13

     The information called for by Part III (Items 11, 12, and 13) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 12, 1997 and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Remuneration of Executive Officers and Directors," "Voting Securities and Principal Holders," and "Certain Transactions." Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 28, 1996.


                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
   ---------------------------------------------------------------


(1)      Financial Statements                                               Page
         --------------------                                               -----
         Report of Ernst & Young LLP, Independent Auditors                     26

         Balance Sheets as of September 28, 1996 and September 30, 1995        27

         Statements of Income for the years ended September 28, 1996,
         September 30, 1995, and September 24, 1994                            28

         Statements of Shareholders' Equity for the years ended
         September 28, 1996, September 30, 1995, and September 24, 1994        29

         Statements of Cash Flows for the years ended September 28, 1996,
         September 30, 1995, and September 24, 1994                            30

         Notes to Financial Statements                                       31-36

     Supplemental Financial Statement Schedule. The following additional information should be read in conjunction with the Financial Statements of the Company included in Part II, Item 8.



(2)  Schedule                                                                Page
     --------                                                                ----
     II - Valuation and Qualifying Accounts                                   41


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

B. REPORTS ON FORM 8-K
   -------------------

     None.

C. EXHIBITS
   --------

     The following list is a subset of the exhibits set forth below and contains all compensatory plans, contracts, or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

     (1) The Company's Incentive Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.4

     (2) The Company's 1987 Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.6

Exhibit
Number    Exhibit Description
-------   --------------------

3.1 Articles of Incorporation of the Company, as amended through February 23, 1989.
          (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1989.)

3.2       Bylaws of the Company, as amended and restated on November 13, 1996.

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

3.5 Articles of Amendment to Articles of Incorporation dated February 16, 1995. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1995.)

3.6 Second Restated Articles of Incorporation of Seattle FilmWorks, Inc. dated March 5, 1996. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.1 Lease Agreement dated September 10, 1985 between Gilbert Scherer and Marlyn Friedlander, Lessors, and the Company with respect to certain office and plant facilities in Seattle, Washington. (Incorporated by reference to the exhibit with a corresponding number filed with the Company's registration statement on Form S-1 (file no. 33-4388.)

10.2 First Amendment to Facility Lease Agreement dated April 29, 1989, with Gilbert Scherer and Marlyn Friedlander, Lessors. (Incorporated by reference to Exhibit 10.48 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1989.)

10.3 Consent to Sublease dated September 30, 1996, between Gilbert Scherer and Marlyn Friedlander and Seattle FilmWorks, Inc.

10.4 Incentive Stock Option Plan, as amended and restated as of April 1 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

10.5 Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.6 1987 Stock Option Plan, as amended and restated as of April 1, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

10.7      Form of Stock Option Agreement. (Incorporated by reference to Exhibit
          10.4 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.8 1993 Employee Stock Purchase Plan as amended and restated as of May 31, 1995. (Incorporated by reference to Exhibit 10.58 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.9 Purchase and Sale Agreement dated as of December 16, 1993 and related Amendment to Purchase and Sale Agreement dated December 30, 1993 among Seattle FilmWorks, Inc., Private Label Film, Inc. and certain shareholders of Private Label Film, Inc. (Incorporated by reference to Exhibits 2.1 and 2.2 filed with the Company's Report on Form 10-Q dated February 7, 1994.)

10.10 Business Loan Agreement with First Interstate Bank of Washington N.A. as amended and restated on March 31, 1994. (Incorporated by reference to Exhibit 10.60 filed with the Company's Annual Report on Form 10-K for the year ended September 24, 1994.)

10.11 Business Loan Agreement with First Interstate Bank of Washington N.A. as amended and restated on February 28, 1995. (Incorporated by reference to Exhibit 10.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1995.)

10.12 Business Loan Agreement with First Interstate Bank of Washington N.A. as amended and restated on January 31, 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.13 Business Loan Agreement with Wells Fargo Bank, National Association as amended and restated on December 13, 1996.

10.14 Stock Redemption Agreement dated July 20,1994 between the Company and Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

10.15 Lease Agreement dated September 22, 1995 between the United States of America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington. (Incorporated by reference to Exhibit 10.63 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.16 Addendum to Lease Agreement dated January 1, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.17 Supplemental Lease Agreement dated October 21, 1996 between the United States of America, Lessors, and the Company.

10.18* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.19* Supplement to sales contract with Agfa Division of Miles, Inc. dated March 29, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.20 Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc. dated September 30, 1996.

10.21 Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 30, 1996.

10.22 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and OptiColor Inc. dated September 30, 1996.

10.23 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 30, 1996.

10.24 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996.

11        Computation of Earnings Per Share

21        Seattle FilmWorks, Inc. Subsidiaries

23        Consent of Independent Auditors

  * Exhibit for which confidential treatment has been granted.

                            SEATTLE FILMWORKS, INC.

                                 SCHEDULE  II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)


                                                               Additions
                                                   ----------------------------------
                                     Balance at   Charged to   Charged to                 Balance
                                     Beginning    Costs and      Other                    at End
Description                           of Year      Expenses     Accounts    Deductions   of Period
==================================   ==========   ==========   ==========   ==========   =========

FOR THE YEAR ENDED
SEPTEMBER 24, 1994

Allowance for doubtful accounts          $327         $481           $0         $347        $461
Allowance for returns                    $103         $281           $0         $279        $105

FOR THE YEAR ENDED
SEPTEMBER 30, 1995

Allowance for doubtful accounts          $461         $639           $0         $554        $546
Allowance for returns                    $105         $272           $0         $280        $ 97

FOR THE YEAR ENDED
SEPTEMBER 28, 1996

Allowance for doubtful accounts          $546         $158           $0         $417        $287
Allowance for returns                    $ 97         $130           $0         $182        $ 45

____________________________

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SEATTLE FILMWORKS,  INC.
                                               (REGISTRANT)

DATED:  December 18, 1996                      By: //s// Gary R. Christophersen
                                                   ----------------------------
                                                   Gary R. Christophersen
                                                   President and Chief Executive
                                                     Officer
                                                   (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                       TITLE                           DATE

     By: //s// Gary R. Christophersen      President                       December 18, 1996
        -----------------------------      Chief Executive Officer
       Gary R. Christophersen              Director
                                           (Principal Executive Officer)


     By: //s// Sam Rubinstein              Director                        December 18, 1996
        -----------------------------
       Sam Rubinstein

     By: //s// Douglas A. Swerland         Director                        December 18, 1996
        -----------------------------
       Douglas A. Swerland

     By: //s// Craig E. Tall               Director                        December 18, 1996
        -----------------------------
       Craig E. Tall

     By: //s// Peter H. van Oppen          Director                        December 18, 1996
        -----------------------------
       Peter H. van Oppen

     By: //s// Case H. Kuehn               Vice President-Finance          December 18, 1996
        -----------------------------      Chief Financial Officer
       Case H. Kuehn                       (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                          Annual Report on Form 10-K
                     For The Year Ended September 28, 1996

Exhibit                                                             Page
Number   Exhibit Description                                        Number
-------  -------------------                                        ------
3.1      Articles of Incorporation of the Company, as amended
         through February 23, 1989. (Incorporated by reference to
         Exhibit 3.1 filed with the Company's Annual Report on
         Form 10-K for the year ended September 30, 1989.)            46

3.2 Bylaws of the Company, as amended and restated on November 13, 1996.

3.3 Articles of Amendment to Articles of Incorporation dated July 1, 1993. (Incorporated by reference to Exhibit 3.3 filed with the Company's Annual Report on
         Form 10-K for the year ended September 25, 1993.)

3.4 Articles of Amendment to Articles of Incorporation dated March 2, 1994. (Incorporated by reference to Exhibit 3.4 filed with the Company's Annual Report on
         Form 10-K for the year ended September 24, 1994.)

3.5 Articles of Amendment to Articles of Incorporation dated February 16, 1995. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1995.)

3.6      Second Restated Articles of Incorporation of
         Seattle FilmWorks, Inc. dated March 5, 1996.
         (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.1     Lease Agreement dated September 10, 1985 between
         Gilbert Scherer and Marlyn Friedlander, Lessors, and the Company with respect to certain office and plant facilities in Seattle, Washington.
         (Incorporated by reference to the exhibit with a corresponding number filed with the Company's registration statement on Form S-1 (file no.
         33-4388.)

10.2     First Amendment to Facility Lease Agreement dated
         April 29, 1989, with Gilbert Scherer and
         Marlyn Friedlander, Lessors. (Incorporated by reference to Exhibit 10.48 filed with the Company's
         Annual Report on Form 10-K for the year ended
         September 30, 1989.)

10.3     Consent to Sublease dated September 30, 1996, between
         Gilbert Scherer and Marlyn Friedlander and Seattle
         FilmWorks, Inc.                                              65

10.4 Incentive Stock Option Plan, as amended and restated as of April 1 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

10.5 Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 filed with the Company's
         Registration Statement on Form S-8, file no. 33-24107.)


10.6 1987 Stock Option Plan, as amended and restated as of April 1, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

10.7 Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.4 filed with the Company's Registration
          Statement on Form S-8, file no. 33-24107.)

10.8 1993 Employee Stock Purchase Plan as amended and restated as of May 31, 1995. (Incorporated by reference to Exhibit 10.58 filed with the Company's Annual Report on
          Form 10-K for the year ended September 30, 1995.)

10.9 Purchase and Sale Agreement dated as of December 16, 1993 and related Amendment to Purchase and Sale Agreement dated December 30, 1993 among Seattle FilmWorks, Inc., Private Label Film, Inc. and certain shareholders of Private Label Film, Inc. (Incorporated by reference to Exhibits 2.1 and
          2.2 filed with the Company's Report on Form 10-Q dated February 7, 1994.)

10.10 Business Loan Agreement with First Interstate Bank of Washington N.A. as amended and restated on March 31, 1994. (Incorporated by reference to Exhibit 10.60 filed with the Company's Annual Report on Form 10-K for the year ended September 24, 1994.)

10.11     Business Loan Agreement with First Interstate Bank of
          Washington N.A. as amended and restated on February 28, 1995. (Incorporated by reference to Exhibit 10.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1995.)

10.12     Business Loan Agreement with First Interstate Bank of
          Washington N.A. as amended and restated on January 31, 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.13     Business Loan Agreement with Wells Fargo Bank, National
          Association as amended and restated on December 13, 1996.      67


10.14 Stock Redemption Agreement dated July 20,1994 between the Company and Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

10.15 Lease Agreement dated September 22, 1995 between the United States of America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington. (Incorporated by reference to Exhibit 10.63 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.16 Addendum to Lease Agreement dated January 1, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.17     Supplemental Lease Agreement dated October 21, 1996
          between the United States of America, Lessors, and
          the Company.                                                74

10.18* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.19* Supplement to sales contract with Agfa Division of Miles, Inc. dated March 29, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.20     Warehouse Sublease between Seattle FilmWorks, Inc.
          and OptiColor, Inc. dated September 30, 1996.               76


10.21     Warehouse Sublease between Seattle FilmWorks, Inc.
          and Seattle FilmWorks Manufacturing Company dated
          September 30, 1996.                                         80

10.22     1260 16th Avenue West Sublease between Seattle
          FilmWorks, Inc. and OptiColor Inc. dated September
          30, 1996.                                                   84


10.23     1260 16th Avenue West Sublease between Seattle
          FilmWorks, Inc. and Seattle FilmWorks Manufacturing
          Company dated September 30, 1996.                           88


10.24     General Assignment between Seattle FilmWorks, Inc.,
          Seattle FilmWorks Manufacturing Company and OptiColor,
          Inc. dated September 30, 1996.                              92

11        Computation of Earnings Per Share                           98

21        Seattle FilmWorks, Inc. Subsidiaries                        99

23        Consent of Independent Auditors                             100

  * Exhibit for which confidential treatment has been granted.