Form 10-Q
period 1996-12-28
SEATTLE FILMWORKS INC
filed 1997-02-10
CIK 791050

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  DECEMBER 28, 1996  Commission file No. 0-15338
                                 -----------------                      -------



                            SEATTLE FILMWORKS,  INC.
                            ------------------------
            (Exact name of registrant as specified in its charter.)

           WASHINGTON                                      91-0964899
   -------------------------------              ----------------------------------
   (State or other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

  1260 16TH AVENUE WEST, SEATTLE,  WA                        98119
---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (206) 281-1390
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

Yes   X    No
     ___       ___

     As of January 31, 1997, there were issued and outstanding 10,859,255 shares of common stock, par value $.01 per share.



                         Index to Exhibits at Page 13

                            SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----

                                                        Page No.
                                                        --------

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                3-7

       Balance Sheets as of December 28, 1996
         and September 28, 1996                                   3-4

       Statements of Income for the first quarter
         ended December 28, 1996 and December 30, 1995              5

       Statements of Cash Flows for the first quarter ended
         December 28, 1996 and December 30, 1995                    6

       Notes to Financial Statements                                7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations           8-11

PART II -- OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                     11


SIGNATURES                                                         12


INDEX TO EXHIBITS                                                  13


EXHIBITS                                                           14

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                            SEATTLE FILMWORKS,  INC.
                                 BALANCE SHEETS
                                 (in thousands)

                                                                   (UNAUDITED)        (NOTE)
                                                                  December 28,    September 28,
ASSETS                                                                1996             1996
===============================================================   =============   ==============

CURRENT ASSETS
 Cash and cash equivalents                                             $ 2,480          $ 6,135
 Securities available-for-sale                                           7,842            4,559
 Accounts receivable, net of allowance for doubtful accounts             1,920            1,980
 Inventories                                                             8,727            6,577
 Capitalized promotional expenditures                                      146              238
 Prepaid expenses and other                                                559              351
 Deferred income taxes                                                     311              311
                                                                       -------          -------

TOTAL CURRENT ASSETS                                                    21,985           20,151

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                                  5,123            5,337

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                           12,675           11,334

DEPOSITS AND OTHER ASSETS                                                  373              253

NON-COMPETE AGREEMENT,
 net of accumulated amortization                                           657              751
                                                                       -------          -------

TOTAL ASSETS                                                           $40,813          $37,826
                                                                       =======          =======

Note: The September 28, 1996 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                           BALANCE SHEETS (CONTINUED)
                (in thousands, except per share and share data)


                                                           (UNAUDITED)        (NOTE)
                                                          December 28,    September 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                          1996             1996
=======================================================   =============   ==============

CURRENT LIABILITIES
 Accounts payable                                              $ 6,329          $ 3,490
 Accrued expenses                                                  853            1,086
 Accrued compensation                                            1,090            2,001
 Income taxes payable                                              109              972
                                                               -------          -------

TOTAL CURRENT LIABILITIES                                        8,381            7,549

DEFERRED INCOME TAXES                                            4,209            3,602
                                                               -------          -------

TOTAL LIABILITIES                                               12,590           11,151

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 67,500,000
   shares, issued and outstanding 10,848,155                       108              108
 Additional paid-in capital                                      1,871            1,680
 Retained earnings                                              26,244           24,887
                                                               -------          -------

TOTAL SHAREHOLDERS' EQUITY                                      28,223           26,675
                                                               -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $40,813          $37,826
                                                               =======          =======

Note: The September 28, 1996 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                        STATEMENTS OF INCOME (UNAUDITED)
                (in thousands, except per share and share data)

                                                       First Quarter Ended
                                                    --------------------------
                                                    Deccember 28,  December 30,
                                                        1996          1995
===============================================================================
Net revenues                                         $21,236        $16,689
Cost of goods and services                            12,982         10,397
                                                     -------        -------
GROSS PROFIT                                           8,254          6,292

Operating expenses:
 Customer acquisition costs                            3,482          2,538
 Other selling expenses                                1,760          1,332
 Research and development                                173            247
 General and administrative                              907            768
                                                     -------        -------
   Total operating expenses                            6,322          4,885
                                                     -------        -------
INCOME FROM OPERATIONS                                 1,932          1,407

Other income (expense):
 Interest income                                         146            142
 Nonoperating income (expense), net                        2            (93)
                                                     -------        -------
   Total other income                                    148             49
                                                     -------        -------
INCOME BEFORE INCOME TAXES                             2,080          1,456
Provision for income taxes                              (723)          (505)
                                                     -------        -------
NET INCOME                                           $ 1,357        $   951
                                                     =======        =======
EARNINGS PER SHARE                                   $   .11        $   .08
                                                     =======       ========
WEIGHTED AVERAGE SHARES AND
 EQUIVALENTS OUTSTANDING                          11,883,352     11,771,703
                                                  ==========     ==========

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                      First Quarter Ended
                                                                 -----------------------------
                                                                 December 28,    December 30,
                                                                     1996            1995
==============================================================================================
OPERATING ACTIVITIES:
---------------------
 Net income                                                           $ 1,357         $   951
 Charges to income not affecting cash:
 Depreciation and amortization                                            697             537
 Amortization of capitalized customer
   acquisition expenditures                                             3,214           2,165
 Deferred income taxes                                                    607             744
 Loss on disposal of equipment                                                             90
 Net change in receivables, inventories, payables and other            (1,466)         (2,077)
 Capitalized promotional expenditures, net                                 92              56
 Additions to capitalized customer acquisition expenditures            (4,555)         (4,417)
                                                                      -------         -------

NET CASH USED IN OPERATING ACTIVITIES                                     (54)         (1,951)

INVESTING ACTIVITIES:
--------------------
 Purchase of furniture, fixtures, and equipment                          (509)           (877)
 Purchases of securities available for sale                            (3,283)         (1,850)
                                                                      -------         -------

NET CASH USED IN INVESTING ACTIVITIES                                  (3,792)         (2,727)

FINANCING ACTIVITY:  Proceeds from issuance of Common Stock               191              22
-----------------------------------------------------------           -------         -------

DECREASE IN CASH AND CASH EQUIVALENTS                                  (3,655)         (4,656)

Cash and cash equivalents at beginning of period                        6,135           8,560
                                                                      -------         -------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                     $ 2,480         $ 3,904
                                                                      =======         =======

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE  A  --  BASIS OF PRESENTATION

     Seattle FilmWorks, Inc. (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur photofinishing services and products. The Company offers an array of complementary services and products, primarily on a mail-order basis, under the brand name Seattle FilmWorks(R). To a lesser extent, the Company provides services, products and photofinishing supplies on a wholesale basis to a variety of commercial customers.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the first quarter ended December 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 1997. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 28, 1996.

NOTE  B   --  STOCK SPLIT

     On March 15, 1996 the Company effected a three-for-two stock split by declaring a stock dividend of one share for every two shares outstanding. All share data, per share data and related accounts in the accompanying financial statements have been retroactively adjusted for this stock split.

NOTE  C  -- CHANGE IN ESTIMATES

     Effective as of the beginning of the second quarter of fiscal 1996, the Company changed from twelve months to six months the period over which it amortizes certain capitalized customer acquisition expenditures related to groups of existing customers. This change in accounting estimate was made to more accurately match incremental revenues and expenses. The Company also changed the estimated life of the benefit of a non-compete agreement from ten years to five years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
---------------------------

     Statements in this report concerning expectations for the future constitute forward-looking statements which are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those described below, those stated in the Company's Annual Report on Form 10-K and those identified by the Company from time to time in other filings with the Securities and Exchange Commission, press releases and other communications.

General
-------

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

     Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. Management believes that these steps are the primary reasons for the growth of net revenues and net income during fiscal 1995, 1996 and the first three months of fiscal 1997. In addition, management believes its core photofinishing business has benefited from the introduction of new products, such as the January 1994 introduction of Pictures On Disk/TM/ and PhotoWorks(R).

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

     The direct costs of customer acquisition are capitalized as an asset on the Company's balance sheet as "capitalized customer acquisition expenditures." Capitalized customer acquisition expenditures relating to prospective customers are amortized over three years, and capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers are amortized over six months. These amortization rates are based on estimates of the timing of future roll processing volumes per customer. The proportion of capitalized customer acquisition expenditures to be amortized over three years relative to those to be amortized over six months will vary from period to period based on the timing and mix of promotional activities. Rates of amortization are compared from time to time with the actual timing of roll processing volumes in order to assess whether the amortization rates appropriately match the direct costs of customer acquisition with the related revenues. If the Company were to experience a material change in the timing of roll processing volumes, it could be required to accelerate the rate of amortization of capitalized customer acquisition expenditures, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Customer acquisition costs as a percentage of net revenues have increased to 16.4% in the first quarter of fiscal 1997 as compared to 15.2% in the first quarter of fiscal 1996. Management believes this increase in customer acquisition costs as a percentage of net revenues was due primarily to expansion of the Company's customer acquisition programs. Future periods may reflect increased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     Net income as a percentage of net revenues increased to 6.4% for the first three months of fiscal 1997 as compared to 5.7% for the same period of fiscal 1996 primarily due to the relationship between changes in costs of goods sold, customer acquisition costs and other selling expenses which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

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

                                      First Quarter Ended
                                 -----------------------------
                                 December 28,    December 30,
                                     1996            1995
==============================================================

Net revenues                            100.0%          100.0%
Cost of goods and services               61.1            62.3
                                        -----           -----

GROSS PROFIT                             38.9            37.7

Operating expenses:
 Customer acquisition costs              16.4            15.2
 Other selling expenses                   8.3             8.0
 Research and development                  .8             1.5
 General and administrative               4.3             4.6
                                        -----           -----
 Total operating expenses                29.8            29.3
                                        -----           -----

INCOME FROM OPERATIONS                    9.1             8.4

Total other income                         .7              .3
                                        -----           -----

INCOME BEFORE INCOME TAXES                9.8             8.7
                                        -----           -----
Provision for income taxes                3.4             3.0
                                        -----           -----

NET INCOME                                6.4%            5.7%
                                        =====           =====

       Net revenues for the first quarter of fiscal 1997 increased 27.2% to $21,236,000 as compared to net revenues of $16,689,000 in the first quarter of fiscal 1996. The increased net revenues in fiscal 1997 were primarily due to expanded customer acquisition activities and marketing to existing customers during fiscal year 1996 and the first three months of fiscal year 1997 which have resulted in increased net revenues from photofinishing services and products. Management believes that its Seattle FilmWorks(R) branded business has benefited from the Company's entry into the personal computer market with its PhotoWorks(R) and Pictures On Disk/TM/products, which were first introduced in January 1994. Management also believes net revenues were negatively affected by heavy snowfall in the Pacific Northwest which delayed receipt and processing of nearly two days of customers orders at the close of the quarter.

     Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Gross profit in the first quarter of fiscal 1997 increased to 38.9% of net revenue compared to 37.7% in the first quarter of fiscal 1996. The increase in fiscal 1997 was due primarily to a product mix containing a higher percentage of the Company's Seattle FilmWorks(R) branded products, which carry a higher gross profit margin than the Company's other services and products. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity of promotional activities and other factors.

     Total operating expenses in the first quarter of fiscal 1997 increased to 29.8% of net revenue compared to 29.3% in the first quarter of fiscal 1996.
This increase was due primarily to an increase in customer acquisition and other selling activities, which affect revenues in current and future periods. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. Effective as of the beginning of the second quarter of fiscal 1996 the Company reduced from twelve to six months the amortization period for certain marketing activities to specific groups of existing customers. The Company capitalized $4,555,000 of customer acquisition expenditures in the first quarter of fiscal 1997 compared to $4,417,000 for the first quarter of fiscal 1996. Capitalized customer acquisition expenditures as of December 28, 1996, increased to $12,675,000 compared to $11,334,000 as of September 28, 1996. Management believes this increased investment in customer acquisition combined with new service and product introductions are the primary reasons for the increase in photofinishing-related revenues. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs.

     Other selling expenses include marketing costs associated with building brand awareness, testing of new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Other selling expenses in the first quarter of fiscal 1997 increased to 8.3% of net revenues compared to 8.0% of net revenues for the first quarter of fiscal 1996. This increase was primarily due to increased marketing activities associated with expanded promotional activities to new and existing customers compared to the fiscal 1996 period.

     Research and development expenses decreased to $173,000 in the first quarter of fiscal 1997 as compared to $247,000 for the first quarter of fiscal 1996. The decrease resulted primarily from lower contract service costs for the first quarter of fiscal 1997. Research and development expenses consist primarily of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products.

     General and administrative expenses increased to $907,000 for the first quarter of fiscal 1997 as compared to $768,000 for the first quarter of fiscal 1996. This increase was due to increased compensation expenses based on the Company's profitability, increased costs related to the Company's management information systems and increased legal and accounting costs. General and administrative expenses as a percent of net revenues decreased to 4.3% for the first quarter of fiscal 1997 as compared to 4.6% for the first quarter of fiscal 1996. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, investor relations and general corporate activities.

     Total other income for the first quarter of fiscal 1997 increased to $148,000 as compared to $49,000 for the first quarter of fiscal 1996. The increase resulted from higher interest income and from a $90,000 loss on equipment disposals during the first quarter of fiscal 1996.

     The federal income tax rate for the first three months of fiscal 1997 as compared to the first three months of fiscal 1995 increased to 34.8% from 34.7%. The increase in the effective tax rate was due primarily to an increase in the marginal federal corporate tax rate due to expected income levels.

     Net income in the first quarter of fiscal 1997 was $1,357,000, or $.11 per share, compared to $951,000 or $.08 per share for the first quarter of fiscal 1996. The increase in net income was primarily attributable to the increase in net revenues and gross profit partially offset by the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 1997, the Company's principal sources of liquidity included cash and short-term investments of $11,501,922 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 2.6 to 1 at the end of the first quarter of fiscal 1997, down slightly from the current ratio of 2.7 to 1 at September 28, 1996. During the first quarter of fiscal 1997 the Company increased its investment in securities available-for-sale by $3,283,000 which was the primary reason for the decrease in cash and cash equivalents. The Company also increased inventory levels by $2,150,000 to accommodate expanded marketing plans, achieve faster turnaround of customer orders, and support increased photofinishing volume. This increase in inventory was also the principal reason for the $2,839,000 increase in accounts payable at the end of the first quarter. Federal income taxes payable were favorably affected by the increase in capitalized customer acquisition expenditures which are expensed as incurred for federal income tax purposes, thereby having the effect of reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued by the Company at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will serve to offset the dilutive effect of shares of Common Stock issued under the Company's stock option and stock purchase plans.

     Although the Company does not currently have any fixed material commitments with regard to capital expenditures, it currently expects to spend approximately $3,500,000 during the remainder of fiscal 1997, principally for photofinishing equipment and for leasehold improvements.

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

                                         SEATTLE FILMWORKS,  INC.


DATED:  February 10, 1997           /s/ Gary R. Christophersen
                                    --------------------------------------
                                          Gary R. Christophersen
                                    President/Chief Executive Officer
                                      (Principal Executive Officer)



                                    /s/ Case H. Kuehn
                                    --------------------------------------
                                              Case H. Kuehn
                                    Vice President-Finance/Treasurer
                                     (Principal Financial and Chief
                                           Accounting Officer)

                               INDEX TO EXHIBITS

                            SEATTLE FILMWORKS,  INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 28, 1996


Exhibit  Description                                   Page No.
-------  -----------                                   --------

11       Computation of Earnings Per Share                14