Form 10-Q
period 1997-03-29
SEATTLE FILMWORKS INC
filed 1997-05-13
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 29, 1997        Commission file No.0-15338
                                --------------                           -------


                           SEATTLE FILMWORKS,  INC.
                           ------------------------
            (Exact name of registrant as specified in its charter.)


         WASHINGTON                                      91-0964899
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1260 16TH AVENUE WEST, SEATTLE,  WA                        98119
-----------------------------------                        -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (206) 281-1390



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   X    No
    ----      ----

     As of April 30, 1997, there were issued and outstanding 16,280,127 shares of common stock, par value $.01 per share.

                         Index to Exhibits at Page 14

                           SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                         3-7

          Balance Sheets as of March 29, 1997
            and September 28, 1996                                         3-4

          Statements of Income for the second quarter and six months
            ended March 29, 1997 and March 30, 1996                         5

          Statements of Cash Flows for the six months ended
            March 29, 1997 and March 30, 1996                               6

          Notes to Financial Statements                                     7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     8-11

PART II -- OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders          12

     Item 6 - Exhibits and Reports on Form 8-K                             12


SIGNATURES                                                                 13


INDEX TO EXHIBITS                                                          14


EXHIBITS                                                                   15

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                           SEATTLE FILMWORKS,  INC.
                                BALANCE SHEETS
                                (in thousands)

                                                                                       (UNAUDITED)               (NOTE)
                                                                                        March 29,             September 28,
ASSETS                                                                                    1997                    1996
============================================================================================================================

CURRENT ASSETS
 Cash and cash equivalents                                                               $ 4,758                  $ 6,135
 Securities available-for-sale                                                             5,874                    4,559
 Accounts receivable, net of allowance for doubtful accounts                               1,650                    1,980
 Inventories                                                                               8,494                    6,577
 Capitalized promotional expenditures                                                         41                      238
 Prepaid expenses and other                                                                  483                      351
 Deferred income taxes                                                                       439                      311
                                                                                         -------                  -------

TOTAL CURRENT ASSETS                                                                      21,739                   20,151

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                                                    6,183                    5,337

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                                             13,139                   11,334

DEPOSITS AND OTHER ASSETS                                                                    374                      253

NON-COMPETE AGREEMENT,
 net of accumulated amortization                                                             563                      751
                                                                                         -------                  -------

TOTAL ASSETS                                                                             $41,998                  $37,826
                                                                                         =======                  =======

Note: The September 28, 1996 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                            SEATTLE FILMWORKS,  INC.
                           BALANCE SHEETS (CONTINUED)
                (in thousands, except per share and share data)


                                                                                       (UNAUDITED)                 (NOTE)
                                                                                        March 29,               September 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                      1997                      1996
====================================================================================================================================


CURRENT LIABILITIES
 Accounts payable                                                                        $ 5,720                  $ 3,490
 Accrued expenses                                                                          1,090                    1,086
 Accrued compensation                                                                      1,517                    2,001
 Income taxes payable                                                                        311                      972
                                                                                         -------                  -------

TOTAL CURRENT LIABILITIES                                                                  8,638                    7,549

DEFERRED INCOME TAXES                                                                      4,148                    3,602
                                                                                         -------                  -------

TOTAL LIABILITIES                                                                         12,786                   11,151

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,280,127                                                 163                      162
 Additional paid-in capital                                                                1,713                    1,680
 Retained earnings                                                                        27,336                   24,833
                                                                                         -------                  -------

TOTAL SHAREHOLDERS' EQUITY                                                                29,212                   26,675
                                                                                         -------                  -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $41,998                  $37,826
                                                                                         =======                  =======

Note: The September 28, 1996 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                           SEATTLE FILMWORKS,  INC.
                       STATEMENTS OF INCOME (UNAUDITED)
                (in thousands, except per share and share data)


                                                        Second Quarter Ended                   Six Months Ended
                                                      ------------------------            -------------------------
                                                      March 29,      March 30,            March 29,       March 30,
                                                        1997           1996                 1997            1996
====================================================================================================================================


Net revenues                                           $21,657        $17,821             $42,893          $34,510
Cost of goods and services                              12,762         10,510              25,744           20,907
                                                       -------        -------             -------          -------

GROSS PROFIT                                             8,895          7,311              17,149           13,603

Operating expenses:
 Customer acquisition costs                              3,762          3,236               7,244            5,774
 Other selling expenses                                  2,100          2,130               3,860            3,462
 Research and development                                  209            274                 382              521
 General and administrative                              1,213          1,012               2,120            1,780
                                                       -------        -------             -------          -------
   Total operating expenses                              7,284          6,652              13,606           11,537
                                                       -------        -------             -------          -------

INCOME FROM OPERATIONS                                   1,611            659               3,543            2,066

Other income (expense):
 Interest expense                                                          (1)                                  (1)
 Interest income                                           141            112                 287              254
 Non operating income (expense), net                         7              -                   9               93
                                                       -------        -------             -------          -------
   Total other income                                      148            111                 296              160
                                                       -------        -------             -------          -------

INCOME BEFORE INCOME TAXES                               1,759            770               3,839            2,226
Provision for income taxes                                (613)          (267)             (1,336)            (772)
                                                       -------        -------             -------          -------

NET INCOME                                             $ 1,146        $   503             $ 2,503          $ 1,454
                                                       =======        =======             =======          =======

EARNINGS PER SHARE                                        $.06           $.03                $.14             $.08
                                                          ====           ====                ====             ====

WEIGHTED AVERAGE SHARES AND
 EQUIVALENTS OUTSTANDING                            17,761,909      17,772,080         17,797,503       17,766,036
                                                    ==========      ==========         ==========       ==========

See notes to financial statements.

                           SEATTLE FILMWORKS,  INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                    Six Months Ended
                                                                 -----------------------
                                                                 March 29,    March 30,
                                                                    1997         1996
====================================================================================================================================


OPERATING ACTIVITIES:
---------------------
 Net income                                                        $ 2,503      $ 1,454
 Charges to income not affecting cash:
   Depreciation and amortization                                     1,393        1,111
   Amortization of capitalized customer
   acquisition expenditures                                          6,594        5,124
   Deferred income taxes                                               418          861
   Loss on disposal of equipment                                                     88
 Net change in receivables, inventories, payables and other           (630)      (2,066)
 Capitalized promotional expenditures, net                             197          115
 Additions to capitalized customer acquisition expenditures         (8,399)      (7,413)
                                                                   -------      -------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                         2,076         (726)

INVESTING ACTIVITIES:
---------------------
 Purchase of furniture, fixtures, and equipment                     (2,172)      (2,320)
 Purchases of securities available-for-sale                         (6,257)      (2,350)
 Sales of securities available-for-sale                              4,942        3,195
 Proceeds from sale of equipment                                                      2
                                                                   -------      -------

NET CASH USED IN INVESTING ACTIVITIES                               (3,487)      (1,473)

FINANCING ACTIVITIES:
---------------------
 Proceeds from issuance of Common Stock                                214          253
 Payment on purchase of Common Stock                                  (180)
                                                                   -------      -------

NET CASH FROM FINANCING ACTIVITIES                                      34          253
                                                                   -------      -------

DECREASE IN CASH AND CASH EQUIVALENTS                               (1,377)      (1,946)

Cash and cash equivalents at beginning of period                     6,135        8,560
                                                                   -------      -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                  $ 4,758      $ 6,614
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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the second quarter and six months ended March 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 1997. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 28, 1996.

NOTE  B  --  STOCK SPLIT

     On March 17, 1997 the Company effected a three-for-two stock split by declaring a stock dividend of one share for every two shares outstanding. All share data, per share data and related accounts in the accompanying financial statements have been retroactively adjusted for this stock split.

NOTE  C  --  CHANGE IN ESTIMATES

     Effective as of the beginning of the second quarter of fiscal 1996, the Company changed from twelve months to six months the period over which it amortizes certain capitalized customer acquisition expenditures related to groups of existing customers. This change in accounting estimate was made to more accurately match incremental revenues and expenses. At that time the Company also changed the estimated life of the benefit of a non-compete agreement from ten years to five years.

NOTE  D  --  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter and six months ended March 29, 1997, and the six-months ended March 30, 1996, of $.01 per share. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these same periods is not expected to be material.

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

     Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. Management believes that these steps are the primary reasons for the growth of net revenues and net income during fiscal 1995, 1996 and the first six months of fiscal 1997. In addition, management believes its core photofinishing business has benefited from the introduction of new products, such as the January 1994 introduction of Pictures On Disk[TM] and PhotoWorks(R).

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

     Customer acquisition costs as a percentage of net revenues have increased to 16.9% in the first six months of fiscal 1997 as compared to 16.7% in the first six months of fiscal 1996. Management believes this increase in customer acquisition costs as a percentage of net revenues was due primarily to expansion of the Company's customer acquisition programs. Future periods may reflect increased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     Net income as a percentage of net revenues increased to 5.8% for the first six months of fiscal 1997 as compared to 4.2% for the same period of fiscal 1996 primarily due to the relationship between changes in costs of goods sold, customer acquisition costs and other selling expenses which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

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

RESULTS OF OPERATIONS

     The following table presents information from the Company's statements of income, expressed as a percentage of net revenues for the periods indicated.

                                                          Second Quarter Ended         Six Months Ended
                                                          March 29,    March 30,     March 29,    March 30,
                                                            1997         1996          1997         1996
====================================================================================================================================


Net revenues                                               100.0%       100.0%       100.0%       100.0%
Cost of goods and services                                  58.9         59.0         60.0         60.6
                                                           -----        -----        -----        -----

GROSS PROFIT                                                41.1         41.0         40.0         39.4

Operating expenses:
 Customer acquisition costs                                 17.4         18.2         16.9         16.7
 Other selling expenses                                      9.7         11.9          9.0         10.0
 Research and development                                    1.0          1.5          0.9          1.5
 General and administrative                                  5.6          5.7          4.9          5.2
                                                           -----        -----        -----        -----
  Total operating expenses                                  33.7         37.3         31.7         33.4
                                                           -----        -----        -----        -----

INCOME FROM OPERATIONS                                       7.4          3.7          8.3          6.0

Total other income                                           0.7          0.6          0.6          0.4
                                                           -----        -----        -----        -----

INCOME BEFORE INCOME TAXES                                   8.1          4.3          8.9          6.4
Provision for income taxes                                   2.8          1.5          3.1          2.2
                                                           -----        -----        -----        -----

NET INCOME                                                   5.3%         2.8%         5.8%         4.2%
                                                           =====        =====        =====        =====

     Net revenues for the second quarter of fiscal 1997 increased 21.5% to $21,657,000 as compared to net revenues of $17,821,000 in the second quarter of fiscal 1996. For the six months ended March 29, 1997, net revenues increased 24.3% to $42,893,000 compared to $34,510,000 for the same period of fiscal 1996. The increased net revenues in fiscal 1997 were primarily due to expanded customer acquisition activities and marketing to existing customers during fiscal year 1996 and the first six months of fiscal year 1997 which have resulted in increased net revenues from photofinishing services and products. Management believes that its Seattle FilmWorks(R) branded business has benefited from the Company's entry into the personal computer market with its PhotoWorks(R) and Pictures On Disk[TM] products, which were first introduced in January 1994.

     Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Gross profit in the second quarter of fiscal 1997 increased to 41.1% of net revenues compared to 41.0% in the second quarter of fiscal 1996. For the first six months of fiscal 1997, gross profit increased to 40.0% compared to 39.4% for the same period of fiscal 1996. The increase in fiscal 1997 periods was due primarily to a product mix containing a higher percentage of the Company's Seattle FilmWorks(R) branded products, which carry a higher gross profit margin than the Company's other services and products. Gross profit was favorably impacted in the second quarter of fiscal 1996 by the reversal of $227,000 of state tax reserves upon the resolution of uncertainties related to a state tax examination. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity of promotional activities and other factors.

     Total operating expenses in the second quarter of fiscal 1997 decreased to 33.7% of net revenues compared to 37.3% in the second quarter of fiscal 1996. For the first six months of fiscal 1997 total operating expenses decreased to 31.7% of net revenues compared to 33.4% for the same period of fiscal 1996. The decreases, as a percent of net revenues, were due primarily to a decrease in customer acquisition and other selling expenses. Effective as of the beginning of the second quarter of fiscal 1996 the Company reduced from twelve to six months the amortization period for certain marketing activities to specific groups of existing customers. This change in accounting estimate resulted in incremental amortization of $414,000 of previously deferred customer acquisition costs in the second quarter of fiscal 1996. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. The Company capitalized $8,399,000 of customer acquisition expenditures in the first two quarters of fiscal 1997 compared to $7,413,000 for the first two quarters of fiscal 1996 while amortization of these costs was $6,594,000 and $5,124,000 during these two same periods, respectively. Capitalized customer acquisition expenditures as of March 29, 1997, increased to $13,139,000 compared to $11,334,000 as of September 28, 1996. Management believes this increased investment in customer acquisition combined with new service and product introductions are the primary reasons for the increase in photofinishing-related revenues. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs.

     Other selling expenses include marketing costs associated with building brand awareness, testing of new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Other selling expenses in the second quarter of fiscal 1997 decreased to 9.7% of net revenues compared to 11.9% of net revenues for the second quarter of fiscal 1996. For the first six months of fiscal 1997, other selling expenses decreased to 9.0% of net revenues compared to 10.0% of net revenues for the first six months of fiscal 1996. The second quarter of fiscal 1996 included approximately $43,000 resulting from an increase in amortization of a non-compete agreement due to a change in the estimated life from ten years to five years and $126,000 in expenses related to securing rights to the PhotoWorks(R) mark claimed by a third party.

     Research and development expenses decreased to $209,000 in the second quarter of fiscal 1997 as compared to $274,000 for the second quarter of fiscal 1996. Research and development expenses for the first six months of fiscal 1997 decreased to $382,000 as compared to $521,000 for the first six months of fiscal 1996. The decreases resulted primarily from lower contract service costs for the first and second quarters of fiscal 1997. Research and development expenses consist primarily of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products.

     General and administrative expenses increased to $1,213,000 for the second quarter of fiscal 1997 as compared to $1,012,000 for the second quarter of fiscal 1996. General and administrative costs increased to $2,120,000 for the first six months of fiscal 1997 as compared to $1,780,000 for the first six months of fiscal 1996. The increases were due to increased compensation expenses based on the Company's profitability, increased costs related to the Company's management information systems and increased legal and accounting costs. General and administrative expenses as a percent of net revenues decreased to 4.9% for first six months of fiscal 1997 as compared to 5.2% for the same period of fiscal 1996. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, investor relations and general corporate activities.

     Total other income for the second quarter of fiscal 1997 increased to $148,000 as compared to $111,000 for the second quarter of fiscal 1996. For the first six months of fiscal 1997, total other income was $296,000 as compared to $160,000 for the same period of fiscal 1996. The increases in the fiscal 1997 periods resulted from higher interest income and a $90,000 loss on equipment disposals during the first quarter of fiscal 1996.

     The federal income tax rate for the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 increased to 34.8% from 34.7%. The increase in the effective tax rate was due primarily to an increase in the marginal federal corporate tax rate due to expected income levels.

     Net income in the second quarter of fiscal 1997 was $1,146,000, or $.06 per share, compared to $503,000 or $.03 per share for the second quarter of fiscal 1996. Net income for the first six months of fiscal 1997 was $2,503,000 or $.14 per share as compared to $1,454,000 or $.08 per share for the same period of fiscal 1996. The increases in net income were primarily attributable to the increase in net revenues and gross profit and decreases in operating expenses, as a percent of net revenues, as compared to fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of May 2, 1997, the Company's principal sources of liquidity included cash and short-term investments of $11,536,535 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 2.5 to 1 at the end of the second quarter of fiscal 1997, down slightly from the current ratio of 2.7 to 1 at September 28, 1996. During the second quarter of fiscal 1997 the Company increased its investment in securities available-for-sale by $1,315,000 which was the primary reason for the decrease in cash and cash equivalents. The Company also increased inventory levels by $1,917,000 to accommodate expanded marketing plans, achieve faster turnaround of customer orders, and support increased photofinishing volume. This increase in inventory was the principal reason for the $2,230,000 increase in accounts payable at the end of the second quarter. Federal income taxes payable were favorably affected by the increase in capitalized customer acquisition expenditures which are expensed as incurred for federal income tax purposes, thereby having the effect of reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued by the Company at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will to some degree offset the dilutive effect on earnings per share of shares of Common Stock issued under the Company's stock option and stock purchase plans.

     On March 4, 1997 the Company signed a lease agreement for office and warehouse space in Seattle, Washington, which will be primarily utilized as office space and certain photofinishing and mail order operations. This lease commenced on April 1, 1997, for a term of forty-two months and includes 46,317 of total square feet including 7,700 square feet of mezzanine office space. The monthly base rent for this building is $18,766 throughout the lease.

     Although the Company does not currently have any fixed material commitments with regard to capital expenditures, it currently expects to spend approximately $2,500,000 during the remainder of fiscal 1997, principally for photofinishing equipment and for leasehold improvements.

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

                         PART II -- OTHER INFORMATION
                         ----------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On February 12, 1997, the Company held its annual meeting of shareholders. The meeting was reconvened on March 5, 1997. The shareholders acted on the following matters at the annual meeting.

     1. An amendment to the Company's Restated Articles of Incorporation to establish a classified Board of Directors and to provide for removal of directors only for cause was approved. The number of votes cast for the proposal, the number of votes against the proposal, the number of votes withheld, and the number of broker non-votes are listed.

             For         Against     Abstain          Non-votes
             ---         -------     -------          ---------
          5,444,853     2,971,352     43,660          1,575,646

     2. The following individuals were elected to the Company's Board of Directors, to hold office for the specified terms and until their successors are duly elected and qualified. The number of votes cast for each individual, the number of votes withheld, and the number of broker non-votes are listed for each individual.

                                 For      Withheld   Non-votes
                                 ---      --------   ---------
     Gary Christophersen      9,755,343   280,168       N/A
     Sam Rubinstein           9,751,255   284,256       N/A
     Douglas A. Swerland      9,751,341   284,170       N/A
     Craig E. Tall            9,754,466   281,045       N/A
     Peter H. van Oppen       9,754,166   281,345       N/A


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS.
         ---------

        3      Articles of Amendment of Incorporation of Seattle FilmWorks, Inc.

       10.1* Supply Agreement effective January 1, 1997 with Fuji Photo Film U.S.A., Inc.

       10.2*   AT&T Agreement dated March 5, 1997

       10.3 Lease Agreement dated March 4, 1997, between Smith Cove Partnership and the Company.

       11      Computation of Earnings Per Share


     (B) REPORTS ON FORM 8-K.
         --------------------

               None


       * Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment filed with the Commission on May 13, 1997. The omitted portions have been separately filed with the Commission.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SEATTLE FILMWORKS,  INC.


DATED:  May 12, 1997          /s/ Gary R. Christophersen
                              --------------------------------------------------
                                         Gary R. Christophersen
                                    President/Chief Executive Officer
                                      (Principal Executive Officer)



                              /s/ Case H. Kuehn
                              --------------------------------------------------
                                              Case H. Kuehn
                                      Vice President-Finance/Treasurer
                              (Principal Financial and Chief Accounting Officer)

                               INDEX TO EXHIBITS

                           SEATTLE FILMWORKS,  INC.

                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 29, 1997

Exhibit   Description                                                                                Page No.
-------   -----------                                                                                --------
  3          Articles of Amendment of Incorporation of Seattle FilmWorks, Inc.                            15

10.1*        Supply Agreement effective January 1, 1997 with Fuji Photo Film U.S.A., Inc.                 16

10.2*        AT&T Agreement dated March 5, 1997                                                           29

10.3         Lease Agreement dated March 4, 1997, between Smith Cove Partnership and the Company.         33

11           Computation of Earnings Per Share                                                            49

27           Financial Data Schedule

             * Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment filed with the Commission on May 13, 1997. The omitted portions have been separately filed with the Commission.