Form 10-Q
period 1997-06-28
SEATTLE FILMWORKS INC
filed 1997-07-31
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 28, 1997      Commission file No.  0-15338
                                 -------------                           -------

                           SEATTLE FILMWORKS,  INC.
                           ------------------------
            (Exact name of registrant as specified in its charter.)


            Washington                                 91-0964899
  -------------------------------           ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  1260 16TH AVENUE WEST, SEATTLE,  WA                     98119
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (206) 281-1390
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

     As of July 25, 1997, there were issued and outstanding 16,374,285 shares of common stock, par value $.01 per share.


                          Index to Exhibits at Page 13

                           SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----

                                                                     Page No.
                                                                     --------
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                      3-7

       Balance Sheets as of June 28, 1997
         and September 28, 1996                                         3-4

       Statements of Income for the third quarter and nine months
         ended June 28, 1997 and June 29, 1996                            5

       Statements of Cash Flows for the nine months ended
         June 28, 1997 and June 29, 1996                                  6

       Notes to Financial Statements                                      7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8-12

PART II -- OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                               13

INDEX TO EXHIBITS                                                        14

EXHIBITS                                                                 15

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                           SEATTLE FILMWORKS,  INC.
                                BALANCE SHEETS
                                (in thousands)

                                                                  (UNAUDITED)       (NOTE)
                                                                   June 28,     September 28,
ASSETS                                                               1997            1996
==============================================================================================
CURRENT ASSETS
 Cash and cash equivalents                                         $ 3,312         $ 6,135
 Securities available-for-sale                                       5,764           4,559
 Accounts receivable, net of allowance for doubtful accounts         2,578           1,980
 Inventories                                                         9,536           6,577
 Capitalized promotional expenditures                                  256             238
 Prepaid expenses and other                                            733             351
 Deferred income taxes                                                 366             311
                                                                   -------         -------

TOTAL CURRENT ASSETS                                                22,545          20,151

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                              7,564           5,337

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                       15,865          11,334

DEPOSITS AND OTHER ASSETS                                              623             253

NON-COMPETE AGREEMENT,
 net of accumulated amortization                                       470             751
                                                                   -------         -------

TOTAL ASSETS                                                       $47,067         $37,826
                                                                   =======         =======

Note: The September 28, 1996 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                           SEATTLE FILMWORKS,  INC.
                          BALANCE SHEETS (CONTINUED)
                (in thousands, except per share and share data)

                                                           (UNAUDITED)       (NOTE)
                                                            June 28,     September 28,
LIABILITIES AND SHAREHOLDERS' EQUITY                          1997            1996
=======================================================================================
CURRENT LIABILITIES
 Accounts payable                                            $ 6,597          $ 3,490
 Accrued expenses                                                839            1,086
 Accrued compensation                                          1,755            2,001
 Deferred revenues                                               600
 Income taxes payable                                            357              972
                                                             -------          -------

TOTAL CURRENT LIABILITIES                                     10,148            7,549

DEFERRED INCOME TAXES                                          5,092            3,602
                                                             -------          -------

TOTAL LIABILITIES                                             15,240           11,151

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,373,472                     164              162
 Additional paid-in capital                                    1,535            1,680
 Retained earnings                                            30,128           24,833
                                                             -------          -------
TOTAL SHAREHOLDERS' EQUITY                                    31,827           26,675
                                                             -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $47,067          $37,826
                                                             =======          =======

Note: The September 28, 1996 balance sheet has been derived from audited financial statements.

See notes to financial statements.

                           SEATTLE FILMWORKS,  INC.
                       STATEMENTS OF INCOME (UNAUDITED)
                (in thousands, except per share and share data)

                                 Third Quarter Ended      Nine Months Ended
                              ----------------------  -----------------------
                                June 28,    June 29,   June 28,     June 29,
                                 1997        1996        1997         1996
                              ==========  ==========  ==========  ===========
Net revenues                  $   25,553  $   22,509  $   68,446  $   57,019
Cost of goods and services        13,977      13,582      39,721      34,489
                              ----------  ----------  ----------  ----------

GROSS PROFIT                      11,576       8,927      28,725      22,530

Operating expenses:
 Customer acquisition costs        4,289       2,974      11,533       8,748
 Other selling expenses            2,332       1,706       6,192       5,168
 Research and development            143         118         525         639
 General and administrative          701         780       2,821       2,560
                              ----------  ----------  ----------  ----------
   Total operating expenses        7,465       5,578      21,071      17,115
                              ----------  ----------  ----------  ----------

INCOME FROM OPERATIONS             4,111       3,349       7,654       5,415

Other income (expense):
 Interest income                     131          94         418         348
 Non operating income
  (expense), net                      37          (9)         46        (103)
                              ----------  ----------  ----------  ----------
   Total other income                168          85         464         245
                              ----------  ----------  ----------  ----------

INCOME BEFORE INCOME TAXES         4,279       3,434       8,118       5,660
Provision for income taxes        (1,487)     (1,192)     (2,823)     (1,964)
                              ----------  ----------  ----------  ----------

NET INCOME                    $    2,792  $    2,242  $    5,295  $    3,696
                              ==========  ==========  ==========  ==========

EARNINGS PER SHARE            $      .16  $      .13  $      .30  $      .21
                              ==========  ==========  ==========  ==========

WEIGHTED AVERAGE SHARES AND
 EQUIVALENTS OUTSTANDING      17,756,682  17,778,792  17,784,198  17,717,330
                              ==========  ==========  ==========  ==========

See notes to financial statements.

                           SEATTLE FILMWORKS,  INC.
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                   Nine Months Ended
                                                                 ---------------------
                                                                 June 28,    June 29,
                                                                   1997        1996
                                                                 =========   =========
OPERATING ACTIVITIES:
--------------------
 Net income                                                      $  5,295    $  3,696
 Charges to income not affecting cash:
  Depreciation and amortization                                     2,030       1,571
  Amortization of capitalized customer
   acquisition expenditures                                        10,566       7,827
 Deferred income taxes                                              1,435       1,229
 Loss on disposal of equipment                                                     88
 Net change in receivables, inventories, payables and other        (1,340)     (3,060)
 Capitalized promotional expenditures, net                            (18)       (123)
 Additions to capitalized customer acquisition expenditures       (15,097)    (11,371)
                                                                 --------    --------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                        2,871        (143)

INVESTING ACTIVITIES:
--------------------
 Purchase of furniture, fixtures, and equipment                    (4,346)     (3,420)
 Purchases of securities available-for-sale                        (7,549)     (3,416)
 Sales of securities available-for-sale                             6,344       3,695
 Proceeds from sale of equipment                                                    2
                                                                 --------    --------

NET CASH USED IN INVESTING ACTIVITIES                              (5,551)     (3,139)

FINANCING ACTIVITIES:
--------------------
 Proceeds from issuance of Common Stock                               681         287
 Payment on purchases of Common Stock                                (824)
                                                                 --------    --------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                         (143)        287
                                                                 --------    --------

DECREASE IN CASH AND CASH EQUIVALENTS                              (2,823)     (2,995)

Cash and cash equivalents at beginning of period                    6,135       8,560
                                                                 --------    --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                $  3,312    $  5,565
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

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the third quarter and nine months ended June 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 1997. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 28, 1996.

NOTE  B  --  STOCK SPLIT

     On March 17, 1997 the Company effected a three-for-two stock split by declaring a stock dividend of one share for every two shares outstanding. All share data, per share data and related accounts in the accompanying financial statements have been retroactively adjusted for this stock split.

NOTE  C  --  EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarter of fiscal year 1997 and fiscal year 1996 of $.01 per share. For the nine-months ended June 28, 1997, and the nine-months ended June 29, 1996, the impact is expected to result in an increase of $.03 and $.02 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these same periods is not expected to be material.

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

     Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. Management believes that these steps are the primary reasons for the growth of net revenues and net income during fiscal 1995, 1996 and the first nine months of fiscal 1997. In addition, management believes its core photofinishing business has benefited from the introduction of new products, such as the January 1994 introduction of Pictures On Disk(TM) and PhotoWorks(R).

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

     Customer acquisition costs as a percentage of net revenues increased to 16.9% in the first nine months of fiscal 1997 as compared to 15.3% in the first nine months of fiscal 1996. Management believes this increase in customer acquisition costs as a percentage of net revenues was due primarily to expansion of the Company's customer acquisition programs. Future periods may reflect increased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     Net income as a percentage of net revenues increased to 7.7% for the first nine months of fiscal 1997 as compared to 6.5% for the same period of fiscal 1996 primarily due to the relationship between changes in costs of goods sold, customer acquisition costs and other selling expenses which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

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

Results of Operations

     The following table presents information from the Company's statements of income, expressed as a percentage of net revenues for the periods indicated.

                                  Third Quarter Ended      Nine Months Ended
                                 ---------------------   ---------------------
                                 June 28,    June 29,    June 28,    June 29,
                                   1997        1996        1997        1996
                                 =========   =========   =========   =========

Net revenues                        100.0%      100.0%      100.0%      100.0%
Cost of goods and services           54.7        60.3        58.0        60.5
                                    -----       -----       -----       -----

GROSS PROFIT                         45.3        39.7        42.0        39.5

Operating expenses:
 Customer acquisition costs          16.8        13.2        16.9        15.3
 Other selling expenses               9.1         7.6         9.0         9.0
 Research and development             0.6         0.5         0.8         1.2
 General and administrative           2.7         3.5         4.1         4.5
                                    -----       -----       -----       -----
  Total operating expenses           29.2        24.8        30.8        30.0
                                    -----       -----       -----       -----

INCOME FROM OPERATIONS               16.1        14.9        11.2         9.5

Total other income                    0.6         0.4         0.6         0.4
                                    -----       -----       -----       -----

INCOME BEFORE INCOME TAXES           16.7        15.3        11.8         9.9
Provision for income taxes            5.8         5.3         4.1         3.4
                                    -----       -----       -----       -----

NET INCOME                           10.9%       10.0%        7.7%        6.5%
                                    =====       =====       =====       =====

  Net revenues for the third quarter of fiscal 1997 increased 13.5% to $25,553,000 as compared to net revenues of $22,509,000 in the third quarter of fiscal 1996. For the nine months ended June 28, 1997, net revenues increased 20.0% to $68,446,000 compared to $57,019,000 for the same period of fiscal 1996. The increased net revenues in fiscal 1997 were primarily due to expanded customer acquisition activities and marketing to existing customers during fiscal year 1996 and the first nine months of fiscal year 1997 which have resulted in increased net revenues from photofinishing services and products. Management believes that its Seattle FilmWorks(R) branded business has benefited from the Company's entry into the personal computer market with its PhotoWorks(R) and Pictures On Disk(TM) products, which were first introduced in

January 1994. Net revenues for the third quarter of fiscal 1997 were negatively affected by reduced wholesale film sales compared to the prior year and by a planned reduction in the Company's wholesale photofinishing and mail-order photography course operations, both of which will be phased out. In addition, due to production delays associated with the implementation of certain new equipment during the third quarter, a portion of customers orders were delayed in the lab which resulted in the recording of $600,000 in deferred revenues.

     Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Gross profit in the third quarter of fiscal 1997 increased to 45.3% of net revenues compared to 39.7% in the third quarter of fiscal 1996. For the first nine months of fiscal 1997, gross profit increased to 42.0% compared to 39.5% for the same period of fiscal 1996. The increase in fiscal 1997 periods was due primarily to a decrease in materials costs and a product mix containing a higher percentage of the Company's Seattle FilmWorks(R) branded products, which carry a higher gross profit margin than the Company's other services and products. Gross profit was favorably impacted in the second quarter of fiscal 1996 by the reversal of $227,000 of state tax reserves upon the resolution of uncertainties related to a state tax examination. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity of promotional activities, changes in materials costs and other factors.

     Total operating expenses in the third quarter of fiscal 1997 increased to 29.2% of net revenues compared to 24.8% in the third quarter of fiscal 1996.
For the first nine months of fiscal 1997 total operating expenses increased to 30.8% of net revenues compared to 30.0% for the same period of fiscal 1996. The increases, as a percent of net revenues, were due primarily to an increase in customer acquisition and other selling expenses. Effective as of the beginning of the second quarter of fiscal 1996 the Company reduced from twelve to six months the amortization period for certain marketing activities to specific groups of existing customers. This change in accounting estimate resulted in incremental amortization of $414,000 of previously deferred customer acquisition costs in the second quarter of fiscal 1996. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. The Company capitalized $15,097,000 of customer acquisition expenditures in the first three quarters of fiscal 1997 compared to $11,371,000 for the first three quarters of fiscal 1996 while amortization of these costs was $10,566,000 and $7,827,000 during these two same periods, respectively. Capitalized customer acquisition expenditures as of June 28, 1997, increased to $15,865,000 compared to $11,334,000 as of September 28, 1996. Management believes this increased investment in customer acquisition combined with new service and product introductions are the primary reasons for the increase in photofinishing-related revenues. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs.

     Other selling expenses include marketing costs associated with building brand awareness, testing of new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Other selling expenses in the third quarter of fiscal 1997 increased to 9.1% of net revenues compared to 7.6% of net revenues for the third quarter of fiscal 1996. The increase was due mainly to marketing activities directed a both new and existing customers which the Company expenses when the activities occur.
For the first nine months of fiscal 1997, other selling expenses were 9.0% of net revenues compared to 9.0% of net revenues for the first nine months of fiscal 1996. The second quarter of fiscal 1996 included approximately $43,000 resulting from an increase in amortization of a non-compete agreement due to a change in the estimated life from ten years to five years and $126,000 in expenses related to securing rights to the PhotoWorks(R) mark claimed by a third party.

     Research and development expenses increased to $143,000 in the third quarter of fiscal 1997 as compared to $118,000 for the third quarter of fiscal 1996. Research and development expenses for the first nine months of fiscal 1997 decreased to $525,000 as compared to $639,000 for the first nine months of fiscal 1996. The year-to-date decreases resulted primarily from lower contract service costs for the first and second quarters of fiscal 1997 compared to fiscal 1996. Research and development expenses consist primarily of costs incurred in researching digital imaging concepts, developing computer software products, creating equipment to provide customers with computer-related photographic services and products, and designing production equipment for improved operating efficiency.

     General and administrative expenses decreased to $701,000 for the third quarter of fiscal 1997 as compared to $780,000 for the third quarter of fiscal 1996. The decrease resulted from reduced spending on legal and other outside services compared to the third quarter of the previous year. General and administrative costs increased to $2,821,000 for the first nine months of fiscal 1997 as compared to $2,560,000 for the first nine months of fiscal 1996. The increase in the year-to-date period was due to increased compensation expenses based on the Company's profitability, increased costs related to the Company's management information systems and increased legal and accounting costs.
General and administrative expenses as a percent of net revenues decreased to 4.1% for first nine months of fiscal 1997 as compared to 4.5% for the same period of fiscal 1996. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, investor relations and general corporate activities.

     Total other income for the third quarter of fiscal 1997 increased to $168,000 as compared to $85,000 for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, total other income was $464,000 as compared to $245,000 for the same period of fiscal 1996. The increases in the fiscal 1997 periods resulted from higher interest income and cash discounts from materials purchases. The fiscal 1996 period included a $90,000 loss on equipment disposals during the first quarter.

     The federal income tax rate for the first nine months of fiscal 1997 was 34.8% as compared to 34.7% in the first nine months of fiscal 1996. The slight increase in the effective tax rate was due primarily to an increase in the marginal federal corporate tax rate due to expected income levels.

     Net income in the third quarter of fiscal 1997 was $2,792,000, or $.16 per share, compared to $2,242,000 or $.13 per share for the third quarter of fiscal 1996. Net income for the first nine months of fiscal 1997 was $5,295,000 or $.30 per share as compared to $3,696,000 or $.21 per share for the same period of fiscal 1996. The increases in net income were primarily attributable to the increase in net revenues and gross profit partially offset by increases in operating expenses, as a percent of net revenues, as compared to fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  As of July 25, 1997, the Company's principal sources of liquidity included cash and short-term investments of $11,482,045 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 2.2 to 1 at the end of the third quarter of fiscal 1997, down from the current ratio of 2.7 to 1 at September 28, 1996. During the third quarter of fiscal 1997 the Company increased its investment in securities available-for-sale by $1,205,000 which was the primary reason for the decrease in cash and cash equivalents. The Company also increased inventory levels by $2,959,000 to accommodate expanded marketing plans and support increased photofinishing volume. This increase in inventory was the principal reason for the $3,107,000 increase in accounts payable at the end of the third quarter. Federal income taxes payable were favorably affected by the increase in capitalized customer acquisition expenditures which are expensed as incurred for federal income tax purposes, thereby having the effect of reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

  On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued by the Company at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will to some degree offset the dilutive effect on earnings per share of shares of Common Stock issued under the Company's stock option and stock purchase plans. As of July 25, 1997, the Company had purchased a total of 80,000 shares for a total of $824,000.

  On March 4, 1997, the Company signed a lease agreement for office and warehouse space in Seattle, Washington, which will be primarily utilized as office space and for certain photofinishing and mail-order operations. This lease commenced on April 1, 1997, for a term of forty-two months and it includes a total of 46,317 square feet, including 7,700 square feet of mezzanine office space. The monthly base rent for this building is $18,766 throughout the lease.

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


                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

                                                   (A) EXHIBITS.

       10.1       Credit Agreement with Wells Fargo Bank, National Association as of March 1, 1997

       10.2*      Agfa Sales Contract and Sales Contract Addendum dated May 21, 1997

       10.3*      Kodak Agreement dated May 13, 1997

       11         Computation of Earnings Per Share

       27         Financial Data Schedule

     (B) REPORTS ON FORM 8-K.
         --------------------

            None


      * Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment filed with the Commission on July 31, 1997. The omitted portions have been separately filed with the Commission.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SEATTLE FILMWORKS,  INC.


DATED:  July 30, 1997         /s/ Gary R. Christophersen
                              --------------------------------------------------
                                            Gary R. Christophersen
                                      President/Chief Executive Officer
                                        (Principal Executive Officer)


                              /s/ Case H. Kuehn
                              --------------------------------------------------
                                               Case H. Kuehn
                                     Vice President- Finance/Treasurer
                              (Principal Financial and Chief Accounting Officer)

                               INDEX TO EXHIBITS

                            SEATTLE FILMWORKS,  INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 28, 1997


Exhibit      Description
----------   ----------
10.1         Credit Agreement with Wells Fargo Bank, National Association as of
             March 1, 1997

10.2*        Agfa Sales Contract and Sales Contract Addendum dated May 13, 1997

10.3*        Kodak Agreement dated May 13, 1997

11           Computation of Earnings Per Share

27           Financial Data Schedule



             * Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment filed with the Commission on July 31, 1997. The omitted portions have been separately filed with the Commission.