Form 10-K405
period 1997-09-27
SEATTLE FILMWORKS INC
filed 1997-12-23
CIK 791050

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 27, 1997

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                          Commission file No.  0-15338

                            SEATTLE FILMWORKS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

                        WASHINGTON                                                                    91-0964899
                        ----------                                                                    ----------
(State or other jurisdiction of incorporation or organization)                             (IRS Employer Identification No.)

           1260 16TH AVENUE WEST, SEATTLE,  WA                                                          98119
           -----------------------------------                                                          -----
         (Address of principal executive offices)                                                     (Zip Code)

    Registrant's telephone number, including area code:                                            (206) 281-1390
                                                                                                   --------------

 Securities registered pursuant to Section 12(b) of the Act:                                             NONE
                                                                                                         ----

 Securities registered pursuant to Section 12(g) of the Act:                            COMMON STOCK, PAR VALUE $.01 PER SHARE.
                                                                                        ---------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes:  [ X ]   No:  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of November 28, 1997, there were issued and outstanding 16,438,956 shares of Common Stock, par value $.01 per share. As of November 28, 1997, the aggregate market value of the Registrant's Common Stock held by nonaffiliates of the Registrant was $147,454,922, based on the last sale price of the Registrant's Common Stock as reported by the NASDAQ National Market.

                      Documents incorporated by reference:

     Portions of the registrant's proxy statement relating to its 1997 annual meeting of shareholders, to be held on February 11, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to creatively enhance and share personal photographs with friends, family and business associates. Products incorporating these technologies include (i) Pictures On Disk(TM) a single floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) PhotoMail(TM), a service which reduces turnaround time by privately delivering digital images to customers over the Internet; (iv) FilmWorksNet(TM), a free service which provides customers the ability to share pictures through the creation of a private photographic home page uploaded to the Seattle FilmWorks Web site (www.filmworks.com); and (v) most recently, PictureWorks(TM), a digital reprint service with which customers upload digital image files across the Internet to the Company for digital reproduction on Kodak photographic paper. The Company is currently developing additional digital-imaging and Internet-related services and products.

     The Company attributes its growth in photofinishing revenues in large part to its direct-marketing programs, which are primarily based on the customer acquisition technique of offering two rolls of film for $2.00 or less. Direct-marketing techniques enable the Company to target selected consumers, measure customer response and obtain direct customer feedback to changes in marketing strategies. For the past three years, the Company has targeted the growing population of personal computer users in connection with the introduction of digital-imaging services and products. The Company has developed comprehensive statistical models for the design and analysis of its direct-response marketing programs using proprietary customer data compiled over 16 years.

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

PHOTOFINISHING INDUSTRY AND DIRECT-MARKETING OVERVIEW

     According to information published by the Photo Marketing Association International ("PMAI"), domestic amateur photofinishing sales totaled approximately $5.4 billion in 1995, having exhibited little or no growth since 1990. The dominant method of distributing photofinishing services and products was through retail stores, including discount and mass merchants, drugstores, supermarkets and camera/specialty stores. Management believes the vast majority of rolls of film are sent to wholesale photofinishing laboratories for processing, although a growing percentage are processed in-store using on-site equipment.

     Outside the photofinishing industry, leading users of direct marketing include mail-order houses and catalog mailers, magazine publishers, insurance companies, book and record clubs, financial institutions and credit card companies. Management believes growth in the use of direct-marketing is generally attributable to social, economic and technological changes and to the relative cost-effectiveness of direct-marketing techniques. Management also believes several factors have enhanced consumer responsiveness to direct marketing as a purchasing medium, including growth in the number of people in the most active segment of the purchasing population, growth in the number of two-career families that have more disposable income and less time to shop, and increased availability and use of credit cards. In the future, on-line services and increased use of personal computers may provide additional channels for direct-to-consumer marketing. See "Risk Factors--Dependence on Direct-Marketing Programs; Accounting for Customer Acquisition" and "--Dependence on the Internet and Potential Liability for Content."

OPERATING STRATEGY

     Over the past six years, Seattle FilmWorks has consistently achieved annual and corresponding-quarter growth in net revenues and net income through the execution of its operating strategy, the principal elements of which are the introduction of innovative, value-added services and products, application of direct-to-consumer marketing techniques, and a commitment to customer satisfaction.

     Innovative, Value-Added Services and Products. Management believes that Seattle FilmWorks has distinguished itself from its competitors through service and product differentiation. The Company strives to develop and introduce value-added photofinishing services and products based on focused research and development efforts as well as anticipation of consumer demand by monitoring customer feedback. Management believes that the continuous expansion of its array of complementary services and products promotes (i) increased acquisition of new customers, (ii) retention of existing customers and (iii) higher average-order sizes. Management believes that this operating strategy has contributed to the Company's growth at annual rates exceeding industry growth rates.

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

     In addition, the Company has been a leader in marketing photofinishing services which employ digital technology. These include (i) Pictures On Disk(TM), a single floppy disk containing digital images from a roll of film
(ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) PhotoMail(TM), a service which reduces turnaround time by privately delivering digital images to customers over the Internet; (iv) FilmWorksNet(TM), a free service which provides customers the ability to share pictures through the creation of a private photographic home page uploaded to the Seattle FilmWorks Web site (www.filmworks.com); and (v) most recently, PictureWorks(TM), a digital reprint service with which customers upload digital image files across the Internet to the Company for digital reproduction on Kodak(TM) photographic paper. The Company is currently developing additional digital-imaging and Internet-related services and products. See "Business Services and Products."

     Direct-to-Consumer Marketing. The Company's business model is founded on direct-response marketing. Management believes an important advantage of its direct-marketing strategy is the opportunity to contact a large number of consumers who may appreciate the convenience of mail order and the Company's array of complementary services and products. Direct access to consumers permits the Company to target and monitor selected potential and existing customers, measure customer response and obtain direct customer feedback to changes in marketing strategies. Generally, the Company attempts to identify prospective customers by targeting specific groups of individuals with common characteristics. For example, the Company has targeted the growing population of personal computer users in connection with the introduction of its digital-imaging services and products. Information derived from the Company's extensive database compiled over 16 years has been used to create statistical models to develop targeted marketing programs and estimate future demand. In addition, the Company's proprietary database is used to plan, personalize, implement and evaluate marketing programs for existing customers. Historically, the Company has been able to identify targeted consumer groups that, when extended the Introductory Offer, yield economically attractive response rates. See "Business Marketing and Customer Acquisition."

     Commitment to Customer Satisfaction. The Company seeks to develop and provide high-quality, user-friendly and reliable photofinishing services and products to enhance brand recognition for "Seattle FilmWorks" and to engender customer loyalty. Management believes that a significant portion of its business comes from repeat customers. As part of its dedication to customer service, Seattle FilmWorks offers a 100% money-back satisfaction guarantee, provides an Easy-Order System whereby a customer sets up a standing order, thus avoiding the need to fill out an order form with each order, and offers Professor FilmWorks(TM). In addition, to achieve its customer service goals, the Company conducts customer surveys and holds management meetings to identify areas for service enhancement. Moreover, through investments in automation and state-of-the-art photofinishing equipment, as well as through the commitment of its employees to quality control, the Company strives to deliver greater than 99.8% of its orders without loss or damage. See "Business Customer Service and Support.".

GROWTH STRATEGY

     The Company's strategy for growth is to continue to leverage the strength of its services, products and marketing programs to acquire additional customers and increase the level of business with prospective and existing customers.

     New Customers. Historically, the Company has grown primarily through the acquisition of new customers. In a mail-order photofinishing environment that has recently exhibited little or no growth, the Company has increased net revenues at a 21% compound annual growth rate during the past five years and has increased the total number of its customers. The Company continuously refines existing, and develops, tests and implements new, marketing programs to additional groups of consumers with different demographic characteristics to offset the potential impact of market saturation in any given target customer group. In addition, the Company continues to explore alternative direct-marketing platforms in order to acquire additional customers. To this end, the Company has established a Web site on the Internet (www.filmworks.com) from which customers can access answers to frequently asked questions, download versions of Company software, create and view personal home pages, obtain the status of their orders and send electronic messages to customer service.

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

MARKETING AND CUSTOMER ACQUISITION

     One of the key elements of the Company's operating strategy is to generate demand for its services and products by using its proprietary direct-marketing techniques and extensive database to efficiently target existing and prospective customers. The Company has used mail, print media, television, radio, telephone and, more recently, the Internet, on-line services and retail outlets to target groups of consumers and businesses.

     The Company makes extensive use of marketing tests in order to evaluate which of a variety of marketing programs offers the best probable return on investment. The Company's direct-marketing programs use coded advertisements to monitor consumer response and to provide measurable results for each specific marketing program. Measuring the effectiveness of marketing tests takes into account both the response rate to advertised offers and estimates of customer lifetime value to the Company, measured in terms of profit generated from the estimated future stream of orders, thereby allowing for the targeting of a marketing effort to specific market segments through selected media. During fiscal 1997 the Company expanded its retail operations in the Pacific Northwest to provide a drop off alternative to mail order delivery. Management believes the Company's retail stores attract customers who might not use the Company's mail order services. The Company uses computers to maintain and analyze extensive data and segment markets using geographic and demographic information about potential customers.

     Since the early 1980s, the primary method the Company has used to acquire new film processing customers has been its introductory offer of two rolls of film for $2.00 or less (the "Introductory Offer"). The Company regularly refines the Introductory Offer to improve its effectiveness, but the basic concept of sending two rolls of Seattle FilmWorks(R) branded film to targeted potential customers has remained fairly constant. The Introductory Offer has been nationally advertised through direct-response media, including package inserts, newspaper supplements and magazines. The Company also has a customer referral program in which existing customers suggest family and friends to whom the Company mails an introductory package. The Company has further refined its Introductory Offer program by targeting the growing population of personal computer users. Favorable rates of return from this group led to an expansion of the Company's customer acquisition investment. See "Risk Factors-Dependence on Direct-Marketing Programs; Accounting for Customer Acquisition."

SERVICES AND PRODUCTS

     Seattle FilmWorks is a leader in the development and introduction of innovative photofinishing services and products. Beginning in 1978 with the introduction of its privately branded film and continuing with the option of receiving both photographic prints and individually color-corrected slides from the same roll of film, the Company established an early tradition of service and product differentiation. The following table illustrates the Company's service and product introductions during the past seven years:

     Service or Product                                    YEAR OF INTRODUCTION
     ------------------                                    --------------------
     PhotoWorks(R) Cards.................................          1997
     PictureWorks(TM)....................................          1997
     PhotoWorks(R) Composer for Windows..................          1997
     PhotoWorks(R) Plus - How to Use Every Feature(C)....          1996
     ------------------------------------------------
     FilmWorksNet(TM)....................................          1996
     PhotoMail(TM).......................................          1995
     PhotoWorks(R) for Macintosh.........................          1995
     PhotoWorks(R) Plus for Windows......................          1994
     PhotoWorks(R) for Windows...........................          1994
     PhotoWorks(R) for MS-DOS............................          1994
     Pictures On Disk(TM)................................          1994
     Pictures Plus(TM) Index.............................          1993
     Professor FilmWorks(TM).............................          1992
     Backprinting & Referenced Negatives.................          1992
     Easy-Order System...................................          1991
     Express-Mail Delivery...............................          1991

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

     In early 1994, the Company introduced Pictures On Disk(TM), which delivers on a single floppy disk a digital version of each photograph on a roll of film. This product was coupled with the introduction of the Company's internally developed PhotoWorks(R) software, which enables users to create digital albums of their photographs and to incorporate the digital images into text, slide shows and screen savers. PhotoWorks(R) software is available in Microsoft Windows, MS-DOS and Apple Macintosh versions and is provided at no charge with a customer's first order of Pictures On Disk(TM). PhotoWorks(R) is also available for free download over the Internet from the Company's Web site. A more fully featured version, PhotoWorks(R) Plus, is sold directly to customers as an upgrade.

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

     In August 1996, the Company published PhotoWorks(R) Plus - How to Use Every Feature(C). This 260-page reference book provides customers with detailed information on using the Company's PhotoWorks(R) Plus software.

     In 1997 the Company introduced PhotoWorks(R) Composer, which allows consumers to create frame-ready prints with a variety of backgrounds using Pictures On Disk(TM) images. In addition, customers can use PhotoWorks(R) Composer to create business reports, product sheets, e-mail attachments and newsletters.

     In October 1997, the Company introduced PictureWorks(TM), a service that allows customers to upload personal digitized images directly to the Company for printing high definition digital images on photographic paper. The software for this service is available for free download over the Internet from the Company's Web site and is included with the Company software products PhotoWorks(R) Plus and PhotoWorks(R) Composer.

     In November 1997, the Company introduced PhotoWorks(R) Cards, a service which allows customers to create greeting cards using proprietary software included on PhotoWorks(R) Plus and PhotoWorks(R) Composer. The software enables customers to create a variety of photo greeting cards from Pictures on Disk(TM) images, then upload these files to Seattle FilmWorks for printing on photographic paper.

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

     Net revenues generated by sales outside the United States accounted for 6.6% of the Company's total net revenues in fiscal 1997, as compared to 8.5% in both fiscal 1996 and fiscal 1995.

RESEARCH AND DEVELOPMENT

     Through internal and external research and development efforts, the Company has established the capability to develop innovative digital media and photofinishing services and products. The Company seeks to identify customer needs and shifts in consumer preferences in order to design or refine the Company's services and products. In fiscal 1997, fiscal 1996 and fiscal 1995, the Company incurred research and development expenses of $696,000, $732,000 and $458,000, respectively, primarily in connection with development and enhancement of its FilmWorksNet(TM), PhotoMail(TM), PhotoWorks(R), Pictures On Disk(TM), and most recently, PictureWorks(TM) services and products. See Item 7 of Part II-- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER SERVICE AND SUPPORT

     Management believes that customer satisfaction is critical to the Company's ongoing success. The Company has a 100% money-back satisfaction-guarantee policy under which it will provide a full refund if a customer's complaint cannot otherwise be resolved.

     The direct-to-consumer photofinishing business involves contacts with a large number of customers. For customer convenience, the Company provides toll-free telephone access at 1-800-FILMWORKS. As of November 22, 1997, the Company had a customer service staff of 65, which is equipped with direct access to the Company's extensive proprietary database and is trained to promote certain of the Company's services and products, as well as to answer questions regarding order status, basic photography and photofinishing and use of PhotoWorks(R) software. On average, in a week the Company's customer support personnel respond to approximately 40,000 telephone calls from customers, 4,000 written inquiries and 9,000 e-mail messages. The majority of these inquiries are general information requests and order status inquiries. In addition, the Company offers free pre-recorded mini-lessons on photography over the telephone from Professor FilmWorks(TM).

     The Company also maintains a Web site on the Internet (www.filmworks.com). While on-line, customers may download Pictures On Disk(TM) orders and versions of Company software, create and view personal home pages, access answers to frequently asked questions, obtain the status of their orders and send electronic messages to customer service.

OPERATIONS

     The Company operates a laboratory in a single facility in Seattle, Washington, which is designed to produce consistent, high-quality photofinishing. The system is designed for 24-hour in-house turnaround processing of photofinishing orders. The photofinishing process begins with the entry of each order into the Company's customer database, primarily using information provided by the customer on the order form. Each roll received for processing is bar-coded with an identification number which enables the tracking of each order throughout the production process. Following order entry, individual rolls of film are spliced together into a reel of film which is then developed as a batch. Once the film is developed, each negative is computer analyzed, and the color-corrected image is printed on photographic paper using state-of-the-art equipment. Order information is then printed on the back of customers' prints and the corresponding information is printed on a paper tab which is attached to the sleeved negatives. After a visual quality inspection, the orders are packaged for delivery to the customer. If a customer requests, photographs are digitized and delivered through the mail on 3 1/2" diskettes or via download over the Internet. Although much of the photofinishing and order handling process has been automated, trained personnel operate machinery and regularly monitor product quality with the assistance of computerized control and measurement systems.

     The Company has the ability to process various types of 35mm color film, including those manufactured by Eastman Kodak Company, Fuji Photo Film U.S.A., Inc., Konica U.S.A., Inc., Imation Enterprises Corp., Agfa Division of Bayer Corporation ("Agfa") and other major producers of conventional 35mm color negative film. The Company also has the ability to process 35mm color negative film manufactured by Eastman Kodak Company for professional motion picture studios which has been packaged by the Company or others for use in 35mm still cameras.

     Currently, the Company estimates that it is capable of processing up to approximately 200,000 rolls of film per week with its existing facilities and equipment. The Company has initiated steps to expand its processing capacity.

SUPPLIERS

     The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa and Imation Enterprises Corp., its supply of Eastman Kodak motion picture film as surplus from motion picture studios and television production companies, and its photographic paper and chemicals from a single supplier, Eastman Kodak Company. The individual cassettes into which the Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. In addition, the Company obtains new and recycled single use cameras principally from suppliers in China. Currently, substantially all of the Company's purchases from foreign suppliers are paid for in U.S. dollars. The Company's mail-order services and products are handled largely through the U.S. Postal Service and other common carriers. See "Risk Factors--Reliance on Key Vendor and Supplier Relationships; Foreign Sourcing."

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

     In fiscal 1996, the Company replaced and upgraded a portion of its systems software and hardware. The Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including events associated with continuing software and hardware upgrades. However, there can be no assurance that the Company will not experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. See "Risk Factors--Dependence on Production Capabilities, Statistical Models and Management Information Systems."

COMPETITION

     The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed has declined during the 1990s, according to photofinishing industry data. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company. The Company faces competition in the consumer photofinishing market from other direct marketers and from competitors in other distribution channels, including much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. The largest of the wholesale photofinishers are Qualex Inc., and Fuji TruColor, Inc. In addition, management believes that the largest mail-order photofinishers include Nashua Corp. (dba York Labs), District Photo Inc. (dba Clark) and Mystic Color Lab Inc.

     Management believes that the principal competitive factors in the consumer photofinishing industry are price, convenience, range of available services, quality of processing, speed of service and product differentiation. There are no significant proprietary or other barriers to entry into the photofinishing industry. The Company has sought to differentiate its photofinishing services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. Some of these competitors have introduced products which compete with the Company's Pictures On Disk(TM) and PhotoWorks(R) products. In addition, sales of consumer photofinishing services have experienced little or no growth since 1990. See "Business--Photofinishing Industry and Direct-Marketing Overview."

     In addition, the wholesale distribution market for rolled film, single use cameras and photofinishing supplies is highly competitive and is dominated by suppliers which manufacture what they sell and may, therefore, potentially have lower costs of goods for these items than the Company. Relatively few firms, however, have the capability to produce small-production quantities of private label rolled film. Management believes the principal competitive factors in this segment of the wholesale distribution market are price, ability to provide private label products and capability to deliver small-production quantities on short notice.

     The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products embodying new technologies could render existing services and products obsolete. The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs. For example, the commercialization of filmless digital imaging technologies may have a negative impact on the photofinishing industry generally. Moreover, Advanced Photo System ("APS"), which includes a new film format, has been introduced and the processing of which requires special equipment the Company does not possess. Management believes that APS currently constitutes an insignificant percentage of the film the Company is asked to process, and the Company has therefore decided not to establish this capability. However, there can be no assurance that the development of these or other new technologies or any failure by the Company to anticipate or successfully respond to such developments will not have a material adverse effect on the Company's business, financial condition and operating results. See "Risk Factors--Competition" and "--Rapid Technological Change."

PROPRIETARY TECHNOLOGY

     The Company markets its services and products under registered and common-law trademarks and service marks, including Seattle FilmWorks(R), OptiColor(TM) Film & Photo, Pictures On Disk(TM), PhotoMail(TM), PhotoWorks(R), Pictures Plus(TM) Index, Professor FilmWorks(TM), PictureWorks(TM) and FilmWorksNet(TM). See "Risk Factors--Intellectual Property."

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

GOVERNMENTAL REGULATION

     The Company's direct-mail operations, including its transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The law relating to the liability of on-line services companies, Internet access and/or content providers, Web hosts and electronic publishers for information carried on or disseminated through their systems for, among other things, infringement of copyrighted material or trademarks, violations of personal rights of privacy and publicity and dissemination of material legally judged to be obscene, indecent or defamatory, is currently unclear. Such claims have been brought, and sometimes successfully asserted, against on-line services, including cases against Prodigy and NETCOM. Many states have enacted legislation which makes the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. In addition, the Telecommunications Act of 1996 (the "Telecommunication Act") imposes, in some circumstances, liability for or prohibits the transmission over the Internet of certain types of information and content. Other legislation currently before Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. This could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements. See "Risk Factors--Dependence on the Internet and Potential Liability for Content" and "--Governmental Regulation."

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

EMPLOYEES

     As of November 22, 1997, the Company had 715 employees, of whom approximately 537 were engaged in production operations, 74 in administration, 26 in marketing, 65 in customer service and 13 in research and development. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company as of November 30, 1997 were:


Name                          Age  Position
--------------------------    ---  -------------------------------------------------
Gary R. Christophersen         51  President, Chief Executive Officer and Director
Michael F. Lass                43  Vice President-Operations
Case H. Kuehn                  45  Vice President-Finance, Chief Financial Officer
                                     and Treasurer
Bruce A. Ericson               48  Vice President-Marketing
Annette F. Mack                40  Vice President-Human Resources
Sam Rubinstein                 80  Director
Douglas A. Swerland            52  Director
Craig E. Tall                  51  Director
Peter van Oppen                45  Director

     Directors are divided into three classes, with each class as nearly equal in number as possible. Starting with the annual meeting of shareholders in 1998, one class will be elected each year for a three-year term. Directors may be removed only for cause and only by a vote of a majority of shares of the Company's common stock entitled to vote on an election of directors. Officers serve at the discretion of the Board of Directors.

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

     DOUGLAS A. SWERLAND became a Director of the Company in October 1988. In December 1993, Mr. Swerland founded and became the Chairman, President and Chief Executive Officer of SAVI, Inc., a clothing superstore retailer specializing in men's and women's apparel and accessories. Mr. Swerland had been employed by Jay Jacobs, Inc., the operator of a chain of specialty retail apparel stores, in various capacities beginning in 1969, most recently as President and a director from 1978 to November 1993. Jay Jacobs, Inc., filed a voluntary petition for Chapter 11 bankruptcy protection in May 1994 and emerged therefrom in November 1995.

     CRAIG E. TALL became a Director of the Company in October 1988. Since September 1990, Mr. Tall has been an Executive Vice President of Washington Mutual, Inc., a bank holding company. In addition, since April 1987, Mr. Tall has been an Executive Vice President of Washington Mutual Bank.

     PETER H. VAN OPPEN became a Director of the Company in October 1988. Since February 1994, Mr. van Oppen has been Chairman and Chief Executive Officer of Advanced Digital Information Corporation ("ADIC"), a manufacturer of automated tape data libraries for network and workstation markets. ADIC was a wholly-owned subsidiary of Interpoint Corporation, a diversified publicly-traded manufacturer, until it was spun-off as a separate public company in October 1996. Mr. van Oppen served as a Director of Interpoint from 1984 to 1996, President and Chief Executive Officer from 1989 to 1996 and Chairman and Chief Executive Officer from 1995 through October 1996. Mr. van Oppen is also a Director of ADIC.

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

     The direct costs of the customer acquisition program, primarily the cost of film, postage and printed materials for the Company's free or low-cost film offers sent to prospective and existing customers, but excluding advertising costs, are deferred and amortized over a period of up to three years as part of customer acquisition costs. The Company establishes amortization rates for these capitalized assets based on estimates of the timing of future roll processing volumes per customer. Rates of amortization are compared from time to time with the actual timing of roll processing volumes in order to assess whether the amortization rates appropriately match the direct costs of customer acquisition with the related revenues. If the Company were to experience a material change in the timing of roll processing volumes, it could be required to accelerate the rate of amortization of capitalized customer acquisition expenditures, which could have a material adverse effect on the Company's business, financial condition and operating results. Moreover, if the Company were to experience a significant decline in the amount of revenues from its customers without an offsetting decrease in direct customer acquisition costs, the Company may not be allowed to capitalize customer acquisition costs under generally accepted accounting principles, which could have a material adverse effect on the Company's business, financial condition and operating results. See Item 7 of Part II- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

COMPETITION

     The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed has declined during the 1990s, according to photofinishing industry data. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company. The Company faces competition in the consumer photofinishing market from other direct marketers and from competitors in other distribution channels, including much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. There are no significant proprietary or other barriers to entry into the photofinishing industry. Many of the Company's competitors offer similar photofinishing services and products at lower prices and with a more rapid turnaround time than those offered by the Company. However, the Company has sought to differentiate its photofinishing services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. There can be no assurance the Company will continue to compete effectively through development of innovative services and products or to respond appropriately to industry trends or to activities of competitors. In addition, the wholesale distribution market for rolled film, single use cameras and photofinishing supplies is highly competitive and is dominated by suppliers that manufacture what they sell and may, therefore, potentially have lower costs of goods for these items than the Company. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Competition."

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

DEPENDENCE ON THE INTERNET AND POTENTIAL LIABILITY FOR CONTENT

     The Company offers the private delivery of digital photographs from its laboratory directly to customers over the Internet through its PhotoMail(TM) delivery service. The Company also provides FilmWorksNet(TM), a free service to its customers through which the customer can create and upload a private personal photographic home page to the Seattle FilmWorks Web site for viewing by friends, family and business associates to whom the customer gives a guest password, and more recently introduced PictureWorks(TM), a service that allows customers to upload personal digitized images directly to the Company for printing high definition digital images on photographic paper. Although the Company provides its services and products through multiple distribution channels, the Company's success may depend in part on the continued expansion of the Internet and its network infrastructure. Rapid growth in interest in and use of the Internet is a recent phenomenon, and there can be no assurance that the Company's Internet-related services will prove to be a competitive advantage. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect both the growth of Internet use and the Company's financial results. The laws relating to the liability of on-line services companies, Internet access and/or content providers, Web hosts and electronic publishers for information carried on or disseminated through their systems for, among other things, infringement of copyrighted material or trademarks, violations of personal rights of privacy and publicity and dissemination of material legally judged to be obscene, indecent or defamatory, is currently unclear. Such claims have been brought, and sometimes successfully asserted, against on-line services, including cases against Prodigy and NETCOM. Many states have enacted legislation which makes the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. In addition, the Telecommunications Act of 1996 imposes, in some circumstances, liability for or prohibition against the transmission over the Internet of certain types of information and content. Other legislation currently before Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. This could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements. From time to time, the Company has assisted authorities in the discovery and prosecution of child pornography. However, the Company does not assume responsibility to edit the content of its customers' photographs, slides, digital images or personal home pages unless responding to a specific complaint. The potential liability for content made available over the Internet through its Web site could require the Company to implement additional measures to reduce its exposure to such liability, which may require it to incur significant expense or to discontinue certain service or product offerings. While the Company carries general liability insurance, such insurance may not cover potential claims of this type or may not be adequate to compensate the Company for any liability that may be imposed for information carried on or disseminated through its systems. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Governmental Regulation."

RELIANCE ON KEY VENDOR AND SUPPLIER RELATIONSHIPS; FOREIGN SOURCING

     The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa Photo Imaging Systems, a division of Bayer ("Agfa") and Imation Enterprises, Corp., its supply of Eastman Kodak motion picture film as surplus from motion picture studios and television production companies, and its photographic paper and chemicals from a single supplier, Eastman Kodak. The individual cassettes into which the Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. The Company obtains new and recycled single use cameras principally from suppliers in China. In addition, the Company acquires photofinishing equipment to maintain and increase photofinishing production capacity. As there are relatively few suppliers of film, photographic paper and chemicals and photofinishing equipment, the elimination of any one supplier or failure of a supplier to deliver specified goods could cause a material disruption in the Company's operations and could have a material adverse effect on the Company's business, financial condition and operating results. Other than agreements with Agfa and Eastman Kodak, which are subject to termination under certain circumstances, the Company has no significant long-term purchase contracts or other contractual assurance of continued supply, pricing or access to film, paper, chemicals or cassettes. Although the Company has experienced limited delays in the delivery of certain supplies and equipment in the past, such delays have not had a significant impact on the Company's operations. While management believes that alternate sources of film, paper, chemicals, cassettes and equipment are available, there can be no assurance that the Company will be able to continue to acquire its requirements for supplies and equipment in sufficient quantities or on terms as favorable to the Company as those currently available to it. Also, conversion to an alternate supplier may cause delays, reduced quality or other problems. The Company's operations may be adversely affected by political instability resulting in the disruption of trade with foreign countries in which the Company's contractors and suppliers are located and existing or potential duties, tariffs or quotas that may limit the quantity of certain types of goods that may be imported into the United States. Moreover, sales of the Company's services and products on a direct-to-consumer mail-order basis are largely dependent on the U.S. Postal Service and other common carriers for receipt of orders and delivery of processed film or other products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or other common carriers or extended interruptions in postal deliveries could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Operations" and "-Suppliers."

DEPENDENCE ON PRODUCTION CAPABILITIES, STATISTICAL MODELS AND MANAGEMENT INFORMATION SYSTEMS

     The Company depends on its management information systems to process orders, provide rapid response to customer inquiries, manage inventory and accounts receivable collections, purchase, sell and ship products efficiently and on a timely basis and maintain cost-efficient operations. In fiscal 1996, the Company replaced and upgraded a portion of its systems software and hardware. The Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including events associated with continuing software and hardware upgrades. However, there can be no assurance that the Company will not experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. See "Business-Management Information Systems." The Company also depends on statistical models developed to measure the effectiveness of its marketing programs and on its employees who are knowledgeable about such models. In addition, the Company continually faces risks regarding the availability and cost of labor, the potential need for additional capital equipment, plant and equipment obsolescence, quality control, excess or insufficient capacity and disruption in the Company's operations. The loss of employees knowledgeable about the Company's statistical models or a disruption in the Company's photofinishing or direct-marketing operations could have a material adverse effect on the Company's business, financial condition and operating results. See "Business-Operations" and "-Suppliers."

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

ANTITAKEOVER CONSIDERATIONS

     The Company's Board of Directors has the authority, without shareholder approval, to issue up to 2,000,000 shares of Preferred Stock and to fix the rights and preferences thereof. This authority, together with certain provisions of the Articles, including those providing for a classified board and removal of directors only for cause, and the Washington Business Corporation Act, may discourage takeover attempts or tender offers that could result in shareholders receiving a premium over the market price for the Common Stock or that shareholders may otherwise consider to be in their best interests.

ITEM 2 - PROPERTIES

     The Company's headquarters are located in Seattle, Washington. This building also houses the Company's photofinishing and mail-order operations. The building's square footage was expanded in fiscal 1996 to approximately 60,000 square feet to accommodate increased levels of production. The building is occupied under a lease which expires in September 2000.

     During fiscal 1997, the Company signed a lease agreement for office and warehouse space adjoining the Company's headquarters. This space is primarily utilized for office space and certain photofinishing and mail order operations. The lease commenced on April 1, 1997, for a term of forty-two months and includes 46,317 of total square feet, including 7,700 square feet of mezzanine office space.

     The Company also occupies 80,000 square feet in a building that is used as a warehouse storage and limited production facility. This building, located in Seattle, Washington, is occupied under a three-year lease expiring January 31, 1999, with options to extend the lease for two additional one-year periods to January 31, 2001.

     The Company has various leases for its retail store locations with lease terms generally ranging from three to five years.

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

                                                  HIGH        LOW
------------------------------------              ----        ---
Fiscal Year Ended September 27, 1997
  First Quarter.......................            $15.00      $11.67
  Second Quarter......................            13.67         9.83
  Third Quarter.......................            12.88         9.50
  Fourth Quarter......................            14.56        11.00
Fiscal Year Ended September 28, 1996
  First Quarter.......................           $10.55       $ 8.00
  Second Quarter......................            13.67         8.89
  Third Quarter.......................            14.50        10.67
  Fourth Quarter......................            14.67         9.67

     On November 28, 1997, the last sale price reported on NASDAQ for the Common Stock was $9.875 per share and was held by an estimated 9,500 shareholders with approximately 534 holders of record.

     The Company has never declared or paid cash dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

ITEM 6 - SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's consolidated statements of income for the years ended September 27, 1997, September 28, 1996 and September 30, 1995 and the Company's consolidated balance sheets at September 27, 1997 and September 28, 1996 are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and their related footnotes. The selected income statement data for the years ended September 24, 1994 and September 25, 1993 and selected balance sheet data at September 30, 1995, September 24, 1994 and September 25, 1993 are derived from audited consolidated financial statements which are not included in this report.

                            SEATTLE FILMWORKS, INC.
                            SELECTED FINANCIAL DATA
                (In thousands, except per share and share data)

                                                              Fiscal Years
                                      ---------------------------------------------------------------------
                                            1997          1996           1995          1994          1993
===========================================================================================================
CONSOLIDATED INCOME STATEMENT DATA:
-------------------------------------

Net revenues                           $   101,189     $  84,152      $  62,185     $  49,753     $  42,728

Gross profit                                42,565        34,993         24,057        18,907        17,269

Operating expenses                          27,752        23,084         15,729        12,709        12,284

Net income                             $    10,145   $     8,017    $     5,682   $     4,438   $     3,570
                                       ===========   ===========    ===========   ===========   ===========

Income as a percent of revenues               10.0%          9.5%           9.1%          8.9%          8.4%

Earnings per share*                    $       .57   $       .45    $       .32   $       .24   $       .19
                                       ===========   ===========    ===========   ===========   ===========

Weighted average shares outstanding*    17,775,000    17,808,000     17,598,000    18,592,000    18,537,000
                                       ===========   ===========    ===========   ===========   ===========

CONSOLIDATED BALANCE SHEET DATA:
--------------------------------

Capitalized customer acquisition
  expenditures                         $    13,882   $    11,334    $     7,356   $     4,458   $     3,832

Total assets                                51,366        37,826         28,244        18,835**      19,632

Long-term obligations                            0             0              0             0             0

Shareholders' equity                   $    37,601   $    26,675    $    17,932   $    11,347**  $   13,376
                                       ===========   ===========    ===========   ===========    ==========


See notes to consolidated financial statements.

* All share and per share data are retroactively adjusted to reflect a three for two stock split distributed February 26, 1993, a two for one stock split distributed March 16, 1994, a three for two stock split distributed March 15, 1995, a three for two stock split distributed March 15, 1996 and a three for two stock split distributed March 17, 1997.

** Reflects the impact of repurchasing 1,687,500 shares of common stock for $6,643,000 during the fourth quarter of fiscal 1994.

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

     Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. Management believes that these steps are the primary reasons for the acceleration in growth of net revenues and net income during fiscal 1997, fiscal 1996 and fiscal 1995. In addition, management believes its core photofinishing business has benefited from the introduction of new products, such as the January 1994 introduction of Pictures On Disk(TM) and PhotoWorks(R).

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

     The direct costs of customer acquisition programs are capitalized as an asset on the Company's consolidated balance sheet under "capitalized customer acquisition expenditures." Capitalized customer acquisition expenditures relating to prospective customers are amortized over three years, and capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers are amortized over six months. These amortization rates are based on estimates of the timing of future roll processing volumes per customer. The proportion of capitalized customer acquisition expenditures to be amortized over three years relative to those to be amortized over six months will vary from period to period based on the timing and mix of promotional activities. Rates of amortization are compared from time to time with the actual timing of roll processing volumes in order to assess whether the amortization rates appropriately match the direct costs of customer acquisition with the related revenues. If the Company were to experience a material change in the timing of roll processing volumes, it could be required to accelerate the rate of amortization of capitalized customer acquisition expenditures, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Customer acquisition costs as a percentage of net revenues increased to 15.6% in fiscal 1997 as compared to 14.2% in fiscal 1996 and 13.8% in fiscal 1995. Management believes this increase in customer acquisition costs as a percentage of net revenues is due primarily to expansion of the Company's customer acquisition programs. Future periods may reflect increased or decreased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities. See Note F of Notes to Consolidated Financial Statements.

     Net income as a percentage of net revenues has improved from 9.1% in fiscal 1995 to 10.0% in fiscal 1997 primarily due to the relationship between changes in costs of goods sold, customer acquisition costs and other selling expenses which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

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


                                              Fiscal Years Ended
                               -------------------------------------------------
                               September 27,     September 28,     September 30,
                                   1997              1996              1995
                               =============     =============     =============

Net revenues                       100.0%            100.0%            100.0%

Cost of goods and services          57.9              58.4              61.3
                                   -----             -----             -----

GROSS PROFIT                        42.1              41.6              38.7

Operating expenses:
  Customer acquisition costs        15.6              14.2              13.8
  Other selling expenses             7.7               8.2               6.5
  Research and development           0.7               0.9               0.7
  General and administrative         3.5               4.2               4.3
                                   ------            -----             -----
    Total operating expenses        27.5              27.5              25.3
                                   -----             -----             -----

INCOME FROM OPERATIONS              14.6              14.1              13.4

Total other income                   0.6               0.4               0.4
                                   -----             -----             -----

INCOME BEFORE INCOME TAXES          15.2              14.5              13.8

Provision for income taxes           5.2               5.0               4.7
                                   -----             -----             -----

NET INCOME                          10.0%              9.5%              9.1%
                                   =====             =====             =====


     Net revenues increased 20.2% to $101,189,000 in fiscal 1997 from $84,152,000 in fiscal 1996. Net revenues in fiscal 1996 increased 35.3% to $84,152,000 from $62,185,000 in fiscal 1995. The increases were primarily due to expanded customer acquisition activities and marketing to existing customers during fiscal year 1997 and fiscal year 1996 which have resulted in increased net revenues from photofinishing services and products. Management also believes that its Seattle FilmWorks(R) branded business has benefited from the Company's entry into the personal computer market with its PhotoWorks(R) and Pictures On Disk(TM) products, which were introduced in January 1994. The rate of growth in net revenues for fiscal 1997 has been affected by lower-than-expected photofinishing volume during and since the United Parcel Service strike of August 1997. In addition, management attributes lower volumes to increased delivery times during the third and fourth quarters of fiscal 1997 due to production problems experienced in the third quarter and by a planned reduction in the Company's wholesale photofinishing and mail-order photography course operations, both of which will be phased out.

     Gross profit as a percentage of net revenues for fiscal 1997, fiscal 1996 and fiscal 1995 was 42.1%, 41.6% and 38.7%, respectively. The increase in gross profit percentage in fiscal 1997 and fiscal 1996 as compared to fiscal 1995 was primarily due to a product mix containing a higher percentage of Seattle FilmWorks(R) branded products, which carry a higher gross profit margin than the Company's other services and products. In addition, gross profit was negatively affected during fiscal 1997 due to higher labor costs as a result of incremental overtime incurred as a result of production problems during the third quarter and increased overhead expenses as a percentage of net revenues resulting from increased customer service costs. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity and effectiveness of promotional activities and other factors.

     Total operating expenses as a percentage of net revenues for fiscal 1997, fiscal 1996 and fiscal 1995 were 27.5%, 27.5% and 25.3%, respectively. The increase in total operating expenses in fiscal 1997 and fiscal 1996 as compared to fiscal 1995 was due primarily to an increase in customer acquisition and other selling activities, which affect revenues in current and future periods. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. Effective as of the beginning of the second quarter of fiscal 1996 the Company reduced from twelve to six months the amortization period for certain marketing activities to specific groups of existing customers. This change in accounting estimate resulted in incremental amortization of $127,000 in fiscal year 1996 of previously deferred customer acquisition costs. The Company capitalized $17,271,000 of customer acquisition expenditures during fiscal 1997 compared to $14,750,000 in fiscal 1996 and $9,187,000 in fiscal 1995. Capitalized customer acquisition expenditures as of September 27, 1997 increased to $13,882,000 as compared to $11,334,000 as of September 28, 1996. The Company's increased investment in customer acquisition combined with new service and product introductions are the primary reasons for the increase in photofinishing related revenues. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs.

     Other selling expenses in fiscal 1997 decreased to 7.7% of net revenues compared to 8.2% in fiscal 1996. Other selling expenses for fiscal 1996 increased to 8.2% of net revenues as compared to 6.5% in fiscal 1995. The increase in fiscal 1996 was primarily due to increased marketing activities associated with expanded promotional activities to new and existing customers compared to fiscal 1995. Fiscal year 1996 selling expenses also included additional expense as a result of an increase in amortization of a non-compete agreement due to a change in the estimated life from ten years to five years and expense related to securing rights to the PhotoWorks(R) mark claimed by a third party.

     Research and development expenses during fiscal 1997, fiscal 1996 and fiscal 1995 were $696,000, $732,000 and $458,000, respectively. The decrease in fiscal 1997 as compared to fiscal 1996 was due primarily to lower contract service costs. The increase in fiscal 1996 as compared to fiscal 1995 was primarily related to the Company's continuing development of digital services and products.

     General and administrative expenses increased to $3,503,000 in fiscal 1997 as compared to $3,460,000 in fiscal 1996 and $2,657,000 in fiscal 1995. The increase in fiscal 1997 as compared to fiscal 1996 was due primarily to increased costs related to the Company's management information systems and increased legal and accounting costs. The fiscal year 1997 increases were partially offset by a decrease in costs related to shareholders relations. Fiscal year 1996 expenses increased over fiscal 1995 expenses primarily due to increased compensation expenses based on the Company's profitability and increased legal, accounting and consulting costs. General and administrative expenses as a percent of net revenues decreased to 3.5% for fiscal 1997 as compared to 4.2% in fiscal 1996 and 4.3% in fiscal 1995.

     Total other income in fiscal 1997 was $574,000 as compared to $328,000 in fiscal 1996 and $252,000 in fiscal 1995. The increases in total other income in fiscal 1997 and fiscal 1996 resulted primarily from higher interest income due to higher levels of cash generated by operations during fiscal 1997 and fiscal 1996.

     The income tax rate for fiscal 1997 was 34.1% as compared to 34.5% for fiscal 1996 and 33.8% for fiscal 1995. The decrease in the effective tax rate for fiscal 1997 as compared to fiscal 1996 was due primarily to an increase in tax exempt interest income and a higher federal research and development tax credit. The increase for fiscal 1996 as compared to fiscal 1995 was primarily due to an increase in the marginal federal corporate tax rate due to income levels and the expiration of the federal research and development tax credit for the first three quarters of the 1996 fiscal year.

     Net income increased to $0.57 per share in fiscal 1997 as compared to $0.45 per share in fiscal 1996 and $0.32 per share in fiscal 1995. The increases in the fiscal 1997 and fiscal 1996 periods were primarily attributable to the increases in net revenues and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9,493,000, $4,554,000 and $6,908,000 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. The increase in cash provided by operating activities in fiscal 1997 as compared to fiscal 1996 was primarily due to additional cash from increases in net income, adjusted for depreciation and amortization and amortization of customer acquisition expenditures. The decrease in cash provided by operating activities in fiscal 1996 as compared to fiscal 1995 was primarily due to a net increase in customer acquisition expenditures, an increase in inventories and accounts receivable and a decrease in accounts payable, partially offset by increases in net income, depreciation and amortization and deferred taxes.

     Net cash used in investing activities was $5,282,000, $7,281,000 and $1,629,000 in fiscal 1997, fiscal 1996 and fiscal 1995, respectively. Net cash used in investing activities during fiscal 1997 decreased as compared to fiscal 1996 primarily due to the net decrease in purchases of securities available-for-sale, partially offset by an increase in purchases of furniture, fixtures and equipment. Net cash used in investing activities during fiscal 1996 increased as compared to fiscal 1995 primarily due to increases in purchases of furniture, fixtures and equipment and securities-available-for sale.

     Net cash used in financing activities was $94,000 in fiscal 1997 as compared to $302,000 provided from financing activities in fiscal 1996. The decrease was primarily due to the repurchase of shares of its Common Stock, partially offset by increases in the level of stock options exercised. On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will to some degree offset the dilutive effect on earnings per share of shares of Common Stock issued under the Company's stock option and stock purchase plans. As of September 27, 1997, the Company had purchased a total of 80,000 shares for a total of $824,000. Net cash provided by financing activities in fiscal 1996 was $302,000 as compared to $570,000 for fiscal year 1995. The decrease was primarily attributable to lower proceeds from stock option exercise activity.

     As of November 28, 1997, the Company's principal sources of liquidity included $19,286,000 in cash and short-term investments together with an unused operating line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 3.1 to 1 at the end of fiscal 1997, which reflects an increase from the current ratio of 2.7 to 1 at the end of fiscal 1996. During fiscal 1997 the Company increased its cash and cash equivalents by $4,117,000 primarily due to the increase in net income. In addition, the Company increased its inventory levels by $2,421,000 to accommodate expanded marketing plans and support increased photofinishing volume and increased accounts receivable by $1,700,000 primarily due to the timing of wholesale film shipments during the fourth quarter of fiscal year 1997. These increases were partially offset by an increase in income taxes payable of $1,478,000.

      Capital expenditures during fiscal 1997 totaled $4,779,000 including equipment for expanding the capacity of photofinishing operations and leasehold improvements. In fiscal 1996, the Company made capital expenditures of $4,067,000 relating to photofinishing equipment, data processing equipment and for expanding the capacity of photofinishing operations. The Company has plans to expend approximately $7,000,000 in fiscal 1998, principally for additional photofinishing processing equipment, data storage equipment and for leasehold improvements, although at this time it has no binding commitments to do so.

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

     See pages 27 through 39.

                          REPORT OF ERNST & YOUNG LLP

                             INDEPENDENT AUDITORS

Shareholders and Board of Directors
SEATTLE FILMWORKS, INC.

     We have audited the accompanying consolidated balance sheets of SEATTLE FILMWORKS, INC. as of September 27, 1997 and September 28, 1996, and the related consolidated statements of income, consolidated shareholders' equity, and consolidated cash flows for each of the three years in the period ended September 27, 1997. We have also audited the consolidated financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEATTLE FILMWORKS, INC. at September 27, 1997 and September 28, 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Seattle, Washington
November 7, 1997

                            SEATTLE FILMWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share and share data)

                                    ASSETS

                                                                September 27,     September 28,
                                                                    1997              1996
                                                                -------------     -------------
CURRENT ASSETS
  Cash and cash equivalents                                      $10,252           $ 6,135
  Securities available-for-sale                                    5,062             4,559
  Accounts receivable, net of allowance for doubtful accounts
    of $240 and $287 in 1997 and 1996, respectively                3,680             1,980
  Inventories                                                      8,998             6,577
  Capitalized promotional expenditures                               211               238
  Prepaid expenses and other                                         743               351
  Deferred income taxes                                              313               311
                                                                 -------           -------
    TOTAL CURRENT ASSETS                                          29,259            20,151

FURNITURE, FIXTURES, AND EQUIPMENT,
  at cost, less accumulated depreciation (Note C)                  7,564             5,337

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                     13,882            11,334

DEPOSITS AND OTHER ASSETS                                            285               253

NONCOMPETE AGREEMENT (Note B)                                        376               751
                                                                 -------           -------

TOTAL ASSETS                                                     $51,366           $37,826
                                                                 =======           =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                               $ 3,588           $ 3,490
  Accrued expenses                                                 1,402             1,086
  Accrued compensation                                             1,931             2,001
  Income taxes payable                                             2,450               972
                                                                 -------           -------
    TOTAL CURRENT LIABILITIES                                      9,371             7,549

DEFERRED INCOME TAXES                                              4,394             3,602
                                                                 -------           -------

TOTAL LIABILITIES                                                 13,765            11,151

SHAREHOLDERS' EQUITY (Notes G and H)
  Preferred Stock, $.01 par value, authorized 2,000,000
    shares, none issued
  Common Stock, $.01 par value, authorized 101,250,000
    shares, issued and outstanding 16,436,258 and
    16,231,846 in 1997 and 1996, respectively                        164               162
  Additional paid-in capital                                       2,459             1,680
  Retained earnings                                               34,978            24,833
                                                                 -------           -------
    TOTAL SHAREHOLDERS' EQUITY                                    37,601            26,675
                                                                 -------           -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $51,366           $37,826
                                                                 =======           =======

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share and share data)

                                                      Fiscal Years Ended
                                       -------------------------------------------------
                                       September 27,     September 28,     September 30,
                                           1997              1996              1995
========================================================================================

Net revenues                            $   101,189       $    84,152       $    62,185

Cost of goods and services                   58,624            49,159            38,128
                                        -----------       -----------       -----------

GROSS PROFIT                                 42,565            34,993            24,057

Operating expenses:
  Customer acquisition costs                 15,764            11,981             8,579
  Other selling expenses                      7,789             6,911             4,035
  Research and development                      696               732               458
  General and administrative                  3,503             3,460             2,657
                                        -----------       -----------       -----------
    Total operating expenses                 27,752            23,084            15,729
                                        -----------       -----------       -----------

INCOME FROM OPERATIONS                       14,813            11,909             8,328

Other income (expense):
  Interest income                               561               449               276
  Nonoperating income (expense), net             13              (121)              (24)
                                        -----------       -----------       -----------
    Total other income                          574               328               252
                                        -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                   15,387            12,237             8,580

Provision for income taxes (Note F)           5,242             4,220             2,898
                                        -----------       -----------       -----------

NET INCOME                              $    10,145       $     8,017       $     5,682
                                        ===========       ===========       ===========

EARNINGS PER SHARE                      $       .57       $       .45       $       .32
                                        ===========       ===========       ===========

WEIGHTED AVERAGE SHARES AND
  EQUIVALENTS OUTSTANDING                17,775,000        17,808,000        17,598,000
                                        ===========       ===========       ===========


See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                Common Stock
                                            --------------------
                                               Shares       Par     Paid-In    Retained
                                             Outstanding   Value    Capital    Earnings    Total
===================================================================================================
BALANCE AS OF SEPTEMBER 24, 1994             15,765,969     $158     $   53     $11,134     $11,345

  Stock options exercised                       173,922        1        274                     275
  Income tax benefit of stock options                                   333                     333
  Employee stock purchase plan                  141,918        1        348                     349
  Purchase and retirement of Common Stock        (8,325)                (54)                    (54)
  Net income                                                                      5,682       5,682
                                             ----------     ----     ------     -------     -------

BALANCE AS OF SEPTEMBER 30, 1995             16,073,484      160        954      16,816      17,930

  Stock options exercised                       155,902        2        350                     352
  Income tax benefit of stock options                                   424                     424
  Employee stock purchase plan                   20,172                 162                     162
  Purchase and retirement of Common Stock       (17,712)               (210)                   (210)
  Net income                                                                      8,017       8,017
                                             ----------     ----     ------      ------      ------

BALANCE AS OF SEPTEMBER 28, 1996             16,231,846      162      1,680      24,833      26,675

 Stock options exercised                        247,002        2        358                     360
 Income tax benefit of stock options                                    875                     875
 Employee stock purchase plan                    37,410        1        369                     370
 Purchase and retirement of Common Stock        (80,000)      (1)      (823)                   (824)
 Net income                                                                      10,145      10,145
                                             ----------     ----     ------      ------      ------

BALANCE AS OF SEPTEMBER 27, 1997             16,436,258     $164     $2,459     $34,978     $37,601
                                             ==========     ====     ======     =======     =======

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                     Fiscal Years Ended
                                                     --------------------------------------------------
                                                      September 27,     September 28,     September 30,
                                                          1997              1996              1995
=======================================================================================================
OPERATING ACTIVITIES:
---------------------
  Net income                                           $ 10,145          $  8,017         $ 5,682
  Charges to income not affecting cash:
    Depreciation and amortization                         2,864             2,018           1,608
    Amortization of capitalized customer
      acquisition expenditures                           14,723            10,772           6,289
    Deferred income taxes                                   790             1,379             830
  Net change in receivables, inventories,
    payables, and other                                  (1,785)           (2,802)          1,456
  Capitalized promotional expenditures, net                  27               (80)            230
  Additions to capitalized customer
    acquisition expenditures                            (17,271)          (14,750)         (9,187)
                                                        -------           -------         -------

NET CASH FROM OPERATING ACTIVITIES                        9,493             4,554           6,908

INVESTING ACTIVITIES:
---------------------
  Purchase of furniture, fixtures, and equipment         (4,779)           (4,067)         (1,614)
  Purchases of securities available-for-sale             (9,642)           (7,409)         (1,356)
  Sales of securities available-for-sale                  9,139             4,195           1,341
                                                        -------           -------         -------

NET CASH USED IN INVESTING ACTIVITIES                    (5,282)           (7,281)         (1,629)

FINANCING ACTIVITIES:
---------------------
  Proceeds from issuance of Common Stock                    730               512             624
  Payment on purchase of Common Stock                      (824)             (210)            (54)
                                                        -------           -------         -------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                (94)              302             570
                                                        -------           -------         -------

INCREASE (DECREASE) IN CASH AND  CASH EQUIVALENTS         4,117            (2,425)          5,849

Cash and cash equivalents at beginning of year            6,135             8,560           2,711
                                                        -------           -------         -------

CASH AND CASH EQUIVALENTS  AT END OF YEAR               $10,252          $  6,135         $ 8,560
                                                        =======          ========         =======


See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEATTLE FILMWORKS, INC. and subsidiaries (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur photofinishing services and products. The Company offers an array of complementary services and products, primarily on a mail-order basis, under the brand name
SeattleFilm Works(R). To a lesser extent, the Company provides services, products and photofinishing supplies on a wholesale basis to a variety of commercial customers.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Seattle FilmWorks, Inc. and its subsidiaries, all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid short-term investments with a maturity of three months or less on the date of purchase.

SECURITIES AVAILABLE-FOR-SALE: Securities available-for-sale consist primarily of bankers' acceptances, commercial paper, and government securities issued by financial institutions with high credit ratings. Company policy limits the amount of credit exposure with any one financial institution. The fiscal 1997 and fiscal 1996 balance consisted primarily of government securities. Securities available-for-sale are carried at amortized cost, which approximates market.

OTHER FINANCIAL INSTRUMENTS: At September 27, 1997 the carrying value of financial instruments such as trade receivables and payables approximate their fair values, based on the short-term maturities of these instruments.

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

CAPITALIZED PROMOTIONAL EXPENDITURES: The Company's promotional programs run for periods of one to six months. Promotional expenditures primarily consist of advertising and media costs related to generating consumer interest in the Company's photofinishing services. The Company capitalizes these costs as capitalized promotional expenditures and expenses them the first time the promotion is run. Advertising expense was $3,582,000, $2,989,000, and $1,882,000 in fiscal years 1997, 1996, and 1995 respectively.

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

                            SEATTLE FILMWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

     The direct costs of customer acquisition are capitalized as an asset on the Company's consolidated balance sheet under "capitalized customer acquisition expenditures." Capitalized customer acquisition expenditures relating to prospective customers are amortized over three years, and capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers are amortized over six months. These amortization rates are based on the estimates of timing of future roll processing volumes per customer. Based on the historical pattern of roll processing volumes and the estimate of orders to be processed in the future, estimated amortization of capitalized customer acquisition expenditures as of September 27, 1997 will be $9,174,297, $3,842,331 and $865,262 in fiscal years 1998, 1999, and 2000 respectively.

INCOME TAXES: The provision for federal income taxes is computed based on pretax income reported in the consolidated financial statements. Research and development tax credits are recorded as a reduction of the provision for federal income taxes in the year realized. The provision for income taxes differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. Deferred income taxes have been recorded in recognition of these temporary differences.

EARNINGS PER SHARE: Earnings per share is based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the fiscal year. Common Stock equivalents consist of stock options. In February 1997, the Financial Accounting Standards Boards issued Statement No. 128, Earnings per Share, which shall be effective for all financial statements for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options will be excluded, but included in the computation of diluted earnings per share. The impact is expected to result in an increase in primary (basic) earnings per share for fiscal years 1997 and 1996 of $.05 per share, and fiscal year 1995 of $.03 per share. The impact of Statement No. 128 on the calculation of fully diluted (diluted) earnings per share for these same periods is not expected to be material.

STOCK-BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement 123). The Company has adopted the disclosure-only provisions of Statement 123, and applies Accounting Principles Board Opinion No 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosure of earnings per share under Statement 123 is provided in Note G to the consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped or services are delivered.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  B --  ACQUISITION OF PRIVATE LABEL FILM BUSINESS

     On December 30, 1993, the Company acquired certain assets of Private Label Film, Inc. for approximately $1,637,000. The assets relate to the manufacture and sale of private-label film and related products to retailers and commercial users. This acquisition has been accounted for using the purchase method. The purchase price was recorded as follows: equipment $100,000; and other assets of $1,536,830 related to noncompete agreements which includes capitalized legal and accounting expenses. Noncompete agreement is being amortized as other selling expenses on a straight-line basis over five years.

NOTE  C --  FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment consist of the following:


                                                  September 27,   September 28,
                                                       1997            1996
                                                  =============   =============
                                                          (in thousands)

Furniture, fixtures, and equipment                   $ 15,389        $12,558
Leasehold improvements                                  2,949          2,294
                                                     --------        -------
                                                       18,338         14,852
Less accumulated depreciation and amortization        (10,774)        (9,515)
                                                     --------        -------

                                                     $  7,564        $ 5,337
                                                     ========        =======

NOTE  D --  CREDIT AGREEMENT

     At September 27, 1997, the Company had a $6,000,000 available line of credit. At the option of the Company, the interest rate on borrowings under the agreement may be at the lending bank's prime rate or at a rate of 0.75% above the London Interbank Offered Rate. There were no borrowings outstanding at the end of fiscal 1997 or fiscal 1996 under the line of credit.

                            SEATTLE FILMWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE  E --  PROPERTY AND LEASES

     The Company's primary leases relate to its main operating facilities. These leases expire in September 2000. The Company has a lease agreement for additional warehouse and production space, which expires in January 1999 with an option to extend the lease for two one-year periods. The Company also has various leases for its retail stores, with lease terms generally ranging from three to five years. At September 27, 1997 future minimum payments under noncancelable operating leases for fiscal years 1998 through 2001 are $947,000, $780,000, $637,000 and $6,800, respectively. Rental expense relating to operating leases for fiscal years 1997, 1996 and 1995 was $792,000, $481,000, and $353,000, respectively.

NOTE  F --  INCOME TAXES

The provision for income taxes is as follows:
                                                                                             (in thousands)
                                                                  1997       1996       1995
                                                                 ------    -------    -------
                   Provision for income taxes:
                     Current..................................   $4,452     $2,841     $2,068
                     Deferred.................................      790      1,379        830
                                                                 ------     ------     ------
                                                                 $5,242     $4,220     $2,898
                                                                 ======     ======     ======


A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:

                                                                   1997       1996       1995
                                                                   ----       ----       ----
                    Statutory tax rate........................     35.0%      35.0%      34.0%
                    Research and development tax credits......      (.3)       (.1)       (.4)
                    Other, net................................      (.6)       (.4)        .2
                                                                   ----       ----       ----
                                                                   34.1%      34.5%      33.8%
                                                                  ======     ======     ======

Principal items comprising the cumulative deferred income taxes are as follows:

                                                                  1997      1996
                                                                 ------    ------
                   Deferred tax liabilities:
                     Customer acquisition expenditures........   $4,859    $3,899
                     Other liabilities........................      300       212
                                                                 ------    ------
                   Total deferred tax liabilities.............    5,159     4,111

                   Deferred tax assets:
                     Accrued expenses.........................      614       524
                     Depreciation and amortization............      464       296
                                                                 ------    ------
                   Total deferred tax assets..................    1,078       820
                                                                 ------    ------

                   Net deferred tax liabilities...............   $4,081    $3,291
                                                                 ======    ======

Taxes paid in 1997, 1996, and 1995 were $2,095,000, $2,300,000, and $2,020,000, respectively.

                            SEATTLE FILMWORKS, INC.

NOTE  G --  STOCK-BASED COMPENSATION

STOCK OPTIONS

     Pursuant to the Company's Stock Option Plans adopted in 1982 and 1987, options may be granted to purchase up to 6,904,688 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted. Options generally vest over four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

     The following schedule summarizes stock option activity for fiscal years 1995, 1996, and 1997.

                                     Number      Price Per     Weighted Average
                                   of Shares       Share        Exercise Price
                                   =========   ==============  ================
  Balance at September 24, 1994    1,925,010   $0.17 -  $5.41       $ 1.25
    Granted during 1995              228,488   $4.78 -  $9.44       $ 5.66
    Canceled during 1995             (31,644)  $2.07 -  $4.96       $ 2.33
    Exercised during 1995           (173,922)  $0.17 -  $4.37       $ 1.57
                                   ---------

  Balance at September 30, 1995    1,947,932   $0.19 -  $9.44       $ 1.72
    Granted during 1996              213,075   $8.55 - $13.67       $11.37
    Canceled during 1996             (28,886)  $2.07 -  $9.44       $ 4.68
    Exercised during 1996           (155,902)  $0.19 -  $6.78       $ 2.24
                                   ---------
A
  Balance at September 28, 1996    1,976,219   $0.21 - $13.67       $ 2.67
    Granted during 1997              194,100   $9.63 - $14.67       $12.04
    Canceled during 1997             (25,679)  $2.07 - $14.67       $ 5.48
    Exercised during 1997           (247,002)  $0.21 - $11.72       $ 1.45
                                   ---------   --------------       ------

  Balance at September 27, 1997    1,897,638   $0.21 - $14.67       $ 3.75
                                   =========   ==============       ======

  The following schedule summarizes weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 27, 1997.

                            Options Outstanding           Options Exercisable
                   ------------------------------------   ---------------------
                                  Remaining
Range of             Options     Contractual   Exercise     Options    Exercise
Exercise Prices    Outstanding   Life (Years)    Price    Exercisable   Price
---------------    -----------   ------------  --------   -----------  --------

$0.21 -  $ 2.00      892,486        1.4         $ 0.34       892,486     $ 0.34
$ 2.01 - $ 5.00      479,590        2.1         $ 2.95       437,134     $ 2.79
$ 5.01 - $10.00      144,025        4.6         $ 6.25        96,101     $ 5.99
$10.01 - $14.67      381,537        3.9         $11.81       127,332     $11.75
                   ---------        ---         ------     ---------     ------
                   1,897,638        2.3         $ 3.75     1,553,053     $ 2.31
                   =========        ===         ======     =========     ======

     Options considered fully vested as of September 27, 1997 and September 28, 1996 were 1,553,053 and 1,562,568, respectively, at weighted average exercise prices of $2.31 and $1.60, respectively. Shares of Common Stock reserved for issuance under these stock option plans totaled 2,283,132 at September 27, 1997, of which 385,494 shares were available for options to be granted in the future.

                            SEATTLE FILMWORKS, INC.

NOTE  G --  STOCK-BASED COMPENSATION
(CONTINUED)

     The weighted average fair value of options granted during fiscal 1997 was $5.90 per option and $5.49 per option for fiscal 1996.

     Pro forma information regarding net income and earnings per share required by Statement No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date: Risk free interest rate of 6.39% for fiscal year 1997 and 5.74% for fiscal year 1996, expected volatility of 46.75%, expected option life of 4.99 years, and a dividend yield of 0.0%.

     Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net income would have been reduced as follows:

                                  September 27,       September 28,
                                       1997               1996
                                ------------------  -----------------
                                (in thousands, except per share data)
Net income:
  As reported..................      $10,145             $8,017
  Pro forma....................      $ 9,687             $7,706
Earnings per share:
  As reported..................      $   .57             $  .45
  Pro forma....................      $   .54             $  .43

     The pro forma effects on net income for fiscal year 1997 and 1996 are not indicative of pro forma effects in future years because SFAS No. 123 does not apply to grants prior to fiscal 1996 and additional grants in future years are anticipated.

EMPLOYEE STOCK PURCHASE PLAN

     Effective September 22, 1993, the Company adopted an Employee Stock Purchase Plan under which substantially all employees have the option to purchase 506,250 shares of Common Stock. Under the Plan, eligible employees may purchase shares of the Company's Common Stock at six-month intervals at 85% of the fair market value on the first or last day of the six-month offering period, whichever is lower. Employees may purchase shares having a value not exceeding 10% of their gross compensation during the purchase period. During fiscal 1997 and 1996, shares totaling 37,410 and 20,172 were issued under the Plan at an average price of $9.891 and $8.028 per share, respectively. At September 27, 1997, 266,874 shares were reserved for future issuance.

                            SEATTLE FILMWORKS, INC.

NOTE  H --  SHAREHOLDERS' EQUITY

STOCK SPLITS

     All share data, per share data and related accounts in the accompanying consolidated financial statements and these notes reflect a retroactive adjustment for a three-for-two stock split effective March 15, 1995, a three-for-two split effective March 15, 1996 and a three-for-two stock split effective March 17, 1997.

SHARE REPURCHASES

     In January 1997, the Board of Directors authorized the repurchase of the Company's Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will to some degree offset the dilutive effect on earnings per share of shares of Common Stock issued under the Company's stock option and stock purchase plans.

     As of September 27, 1997, the Company had purchased a total of 80,000 shares for a total of $824,000. In addition, in November 1997, the Company purchased a total of 267,300 shares for a total of $2,637,000.

NOTE  I --  RETIREMENT AND PROFIT SHARING PLAN

     The Company maintains a 401(k) Plan for substantially all employees. The Company's contributions are based on matching a percentage of up to 2% of voluntary employee contributions and discretionary profit sharing contribution determined by the Board of Directors. The Company's contributions were $547,000, $488,000, and $366,000 for fiscal years 1997, 1996, and 1995, respectively.

NOTE J  --  CONTINGENCIES

The Company is involved in various routine legal proceedings incident to the ordinary course of its business. Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Company's business, financial condition or operating results.

                            SEATTLE FILMWORKS, INC.

NOTE  K  --  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following table sets forth summary financial data for the Company by quarter for fiscal years 1997 and 1996 (in thousands, except per share data).

                                         Quarters
                           -----------------------------------
                            First    Second    Third   Fourth
                           --------  -------  -------  -------
Fiscal 1997
-----------
     Net revenue            $21,236  $21,657  $25,553  $32,743
     Gross profit             8,254    8,895   11,576   13,840
     Net income               1,357    1,146    2,792    4,850
     Earnings per share         .07      .06      .16      .27

Fiscal 1996
-----------
     Net revenue            $16,689  $17,821  $22,509  $27,133
     Gross profit             6,292    7,311    8,927   12,463
     Net income                 951      503    2,242    4,321
     Earnings per share         .05      .03      .13      .24

     The sum of quarterly earnings per share will not necessarily equal the earnings per share reported for the entire year since the weighted average shares outstanding used in the earnings per share computation changes throughout the year. All earnings per share data presented above have been adjusted to reflect stock splits. See Note H.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Directors and Executive Officers of the Registrant" under Item 1 -
Part 1 above.

     Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 11, 1998, which information appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 27, 1997.


ITEMS 11, 12, AND 13

     The information called for by Part III (Items 11, 12, and 13) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 11, 1998 and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors", and "Remuneration of Executive Officers," "Voting Securities and Principal Holders," "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 27, 1997.


                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL
   ---------------------------------------------------------------------
   STATEMENT SCHEDULES
   -------------------

(1)    Consolidated Financial Statements                                                Page
       ---------------------------------                                                ----
       Report of Ernst & Young LLP, Independent Auditors                                 27

       Consolidated Balance Sheets as of September 27, 1997 and September 28, 1996       28

       Consolidated Statements of Income for the years ended September 27, 1997,
       September 28, 1996, and September 30, 1995                                        29

       Consolidated Statements of Shareholders' Equity for the years ended
       September 27, 1997, September 28, 1996, and September 30, 1995                    30

       Consolidated Statements of Cash Flows for the years ended September 27, 1997,
       September 28, 1996, and September 30, 1995                                        31

       Notes to Consolidated Financial Statements                                       32-39

     Supplemental Consolidated Financial Statement Schedule. The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company included in Part II, Item 8.

(2)    Schedule                                                                        Page
       --------                                                                        ----
       II - Valuation and Qualifying Accounts                                            45

     All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

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

3.2      Bylaws of the Company, as amended and restated on November 13, 1996.
         (Incorporated by reference to Exhibit 3.2 filed with the Company's
         Annual Report on Form 10-K for the year ended September 28, 1996.)

3.3      Articles of Amendment to Articles of Incorporation dated March 2, 1994.
         (Incorporated by reference to Exhibit 3.4 filed with the Company's
         Annual Report on Form 10-K for the year ended September 24, 1994.)

3.4      Articles of Amendment to Articles of Incorporation dated February 16,
         1995. (Incorporated by reference to Exhibit 3.4 filed with the Company's Annual Report on Form 10-Q for the year ended March 25,
         1995.)

3.5      Second Restated Articles of Incorporation of Seattle FilmWorks, Inc.
         dated March 5, 1996. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 30, 1996.)

3.6      Articles of Amendment to Articles of Incorporation dated February 13,
         1997. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29,
         1997.)


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

10.3 Consent to Sublease dated September 30, 1996, between Gilbert Scherer and Marlyn Friedlander and Seattle FilmWorks, Inc. (Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.4     Incentive Stock Option Plan, as amended and restated as of April 1,
         1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29,
         1996.)

10.5     Form of Incentive Stock Option Agreement. (Incorporated by reference to
         Exhibit 10.2 filed with the Company's Registration Statement on Form S-
         8, file no. 33-24107.)

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


10.13 Business Loan Agreement with Wells Fargo Bank, National Association as amended and restated on December 13, 1996. (Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.14    Credit Agreement with Wells Fargo Bank, National Association as of
         March 1, 1997. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June
         28, 1997.)

10.15    Stock Redemption Agreement dated July 20,1994 between the Company and
         Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

10.16    Lease Agreement dated September 22, 1995 between the United States of
         America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington. (Incorporated by reference to Exhibit 10.63 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.17    Addendum to Lease Agreement dated January 1, 1996 between the United
         States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.18    Supplemental Lease Agreement dated October 21, 1996 between the United
         States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.19 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29,
         1997.)

10.20*   Sales contract dated August 18, 1995 between the Company and Agfa
         Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30,
         1996.)

10.21*   Supplement to sales contract with Agfa Division of Miles, Inc. dated
         March 29, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March
         30, 1996.)

10.22*   Agfa Sales Contract and Sales Contract Addendum dated May 21, 1997.
         (Incorporated by reference to Exhibit 10.2 filed with the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.23*   Supply Agreement effective January 1, 1997 with Fuji Photo Film U.S.A.,
         Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29,
         1997.)

10.24*   Kodak Agreement dated May 13, 1997. (Incorporated by reference to
         Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.25*   AT&T Agreement dated March 5, 1997. (Incorporated by reference to
         Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)


10.26     Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc.
          dated September 30, 1996. (Incorporated by reference to Exhibit 10.20 filed with the Company's Annual Report on Form 10-K for the year ended
          September 28, 1996.)

10.27     Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle
          FilmWorks Manufacturing Company dated September 30, 1996.
          (Incorporated by reference to Exhibit 10.21 filed with the Company's
          Annual Report on Form 10-K for the year ended September 28, 1996.)

10.28     1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and
          OptiColor Inc. dated September 30, 1996. (Incorporated by reference to
          Exhibit 10.22 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.29     1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and
          Seattle FilmWorks Manufacturing Company dated September 30, 1996.
          (Incorporated by reference to Exhibit 10.23 filed with the Company's
          Annual Report on Form 10-K for the year ended September 28, 1996.)

10.30     General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks
          Manufacturing Company and OptiColor, Inc. dated September 30, 1996.
          (Incorporated by reference to Exhibit 10.24 filed with the Company's
          Annual Report on Form 10-K for the year ended September 28, 1996.)

11        Computation of Earnings Per Share

21        Seattle FilmWorks, Inc. Subsidiaries

23        Consent of Ernst & Young LLP, Independent Auditors

27        Financial Data Schedule


     * Exhibit for which confidential treatment has been granted.

                            SEATTLE FILMWORKS, INC.

                                  SCHEDULE  II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                           Additions
                                               ---------------------------------
                                   Balance at  Charged to  Charged to               Balance
                                   Beginning   Costs and     Other                  at End
           Description              of Year     Expenses    Accounts   Deductions  of Period
           ===========             ==========  ==========  ==========  ==========  =========
FOR THE YEAR ENDED
SEPTEMBER 30, 1995

Allowance for doubtful accounts       $461        $639          $0         $554       $546
Allowance for returns                 $105        $272          $0         $280       $ 97

FOR THE YEAR ENDED
SEPTEMBER 28, 1996

Allowance for doubtful accounts       $546        $158          $0         $417       $287
Allowance for returns                 $ 97        $130          $0         $182       $ 45

FOR THE YEAR ENDED
SEPTEMBER 27, 1997

Allowance for doubtful accounts       $287        $ 97          $0         $144       $240
Allowance for returns                 $ 45        $155          $0         $147       $ 53

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SEATTLE FILMWORKS,  INC.
                                             (REGISTRANT)

DATED:  December 19, 1997              By: /s/ Gary R. Christophersen
                                           -------------------------------------
                                               Gary R. Christophersen
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                                     TITLE                    DATE
             ----                                     -----                    ----
By: /s/ Gary R. Christophersen    President                      December 19, 1997
    ---------------------------   Chief Executive Officer
    Gary R. Christophersen        Director
                                  (Principal Executive Officer)

By: /s/ Sam Rubinstein            Director                       December 19, 1997
    ---------------------------
    Sam Rubinstein

By: /s/ Douglas A. Swerland       Director                       December 19, 1997
    ---------------------------
    Douglas A. Swerland

By: /s/ Craig E. Tall             Director                       December 19, 1997
    ---------------------------
    Craig E. Tall

By: /s/ Peter H. van Oppen        Director                       December 19, 1997
    ---------------------------
    Peter H. van Oppen

By: /s/ Case H. Kuehn             Vice President-Finance         December 19, 1997
    ---------------------------   Chief Financial Officer
    Case H. Kuehn                 (Principal Financial and
                                  Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                           Annual Report on Form 10-K
                     For The Year Ended September 27, 1997

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

3.2 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended
          September 28, 1996.)

3.3       Articles of Amendment to Articles of Incorporation dated
          March 2, 1994. (Incorporated by reference to Exhibit 3.4 filed with the Company's Annual Report on Form 10-K for the year ended September 24, 1994.)

3.4       Articles of Amendment to Articles of Incorporation dated
          February 16, 1995. (Incorporated by reference to Exhibit 3.4 filed with the Company's Annual Report on Form 10-Q for the year ended March 25, 1995.)

3.5       Second Restated Articles of Incorporation of Seattle
          FilmWorks, Inc. dated March 5, 1996. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 30, 1996.)

3.6       Articles of Amendment to Articles of Incorporation dated
          February 13, 1997. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

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

10.3      Consent to Sublease dated September 30, 1996, between
          Gilbert Scherer and Marlyn Friedlander and Seattle
          FilmWorks, Inc. (Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.4 Incentive Stock Option Plan, as amended and restated as of April 1, 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

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

10.13     Business Loan Agreement with Wells Fargo Bank, National
          Association as amended and restated on December 13, 1996.
          (Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended
          September 28, 1996.)

10.14 Credit Agreement with Wells Fargo Bank, National Association as of March 1, 1997. (Incorporated by reference to Exhibit
          10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.15 Stock Redemption Agreement dated July 20,1994 between the Company and Sam Rubinstein and related promissory note.
          (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

10.16     Lease Agreement dated September 22, 1995 between the
          United States of America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington. (Incorporated by reference to Exhibit
          10.63 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.17 Addendum to Lease Agreement dated January 1, 1996 between the United States of America, Lessors, and the Company.
          (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.18 Supplemental Lease Agreement dated October 21, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.19     Lease agreement dated March 4, 1997 between Smith Cove
          Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on
          Form 10-Q for the quarter ended March 29, 1997.)

10.20* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit
          10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.21* Supplement to sales contract with Agfa Division of Miles, Inc. dated March 29, 1996. (Incorporated by reference to
          Exhibit 10.2 filed with the Company's Quarterly Report on Form
          10-Q for the quarter ended March 30, 1996.)

10.22*    Agfa Sales Contract and Sales Contract Addendum dated May 21,
          1997. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.23*    Supply Agreement effective January 1, 1997 with Fuji Photo
          Film U.S.A., Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.24* Kodak Agreement dated May 13, 1997. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 28, 1997.)

10.25* AT&T Agreement dated March 5, 1997. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly
          Report on Form 10-Q for the quarter ended March 29, 1997.)

10.26     Warehouse Sublease between Seattle FilmWorks, Inc. and
          OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.20 filed with the Company's Annual
          Report on Form 10-K for the year ended September 28, 1996.)

10.27     Warehouse Sublease between Seattle FilmWorks, Inc. and
          Seattle FilmWorks Manufacturing Company dated September 30,
          1996. (Incorporated by reference to Exhibit 10.21 filed with the Company's Annual Report on Form 10-K for the year ended
          September 28, 1996.)

10.28     1260 16th Avenue West Sublease between Seattle
          FilmWorks, Inc. and OptiColor Inc. dated September 30, 1996.
          (Incorporated by reference to Exhibit 10.22 filed with the Company's Annual Report on Form 10-K for the year ended
          September 28, 1996.)

10.29     1260 16th Avenue West Sublease between Seattle
          FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 30, 1996. (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form
          10-K for the year ended September 28, 1996.)


10.30     General Assignment between Seattle FilmWorks, Inc., Seattle
          FilmWorks Manufacturing Company and OptiColor, Inc. dated
          September 30, 1996. (Incorporated by reference to Exhibit
          10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

11        Computation of Earnings Per Share

21        Seattle FilmWorks, Inc. Subsidiaries

23        Consent of Ernst & Young LLP, Independent Auditors

27        Financial Data Schedule


     * Exhibit for which confidential treatment has been granted.