Form 10-Q
period 1997-12-27
SEATTLE FILMWORKS INC
filed 1998-02-09
CIK 791050

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  DECEMBER 27, 1997  Commission file No. 0-15338


                           SEATTLE FILMWORKS, INC.
                           -----------------------
            (Exact name of registrant as specified in its charter.)

                  WASHINGTON                                                      91-0964899
                  ----------                                                      ----------
         (State or other jurisdiction of                             (I.R.S. Employer Identification No.)
          incorporation or organization)

       1260 16TH AVENUE WEST, SEATTLE, WA                                           98119
       ----------------------------------                                           -----
    (Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code:                             (206) 281-1390
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

     As of January 30, 1998, there were issued and outstanding 16,551,082 shares of common stock, par value $.01 per share.


                                  No exhibits

                           SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----

                                                                                 Page No.
                                                                                 --------
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                                  3-7

          Consolidated Balance Sheets as of December 27, 1997
            and September 27, 1997                                                  3-4

          Consolidated Statements of Income for the first quarter
            ended December 27, 1997 and December 28, 1996                             5

          Consolidated Statements of Cash Flows for the first quarter ended
            December 27, 1997 and December 28, 1996                                   6

          Notes to Consolidated Financial Statements                                  7

     Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                            8-11

PART II -- OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                       11

SIGNATURES                                                                           12


                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                            SEATTLE FILMWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                  (UNAUDITED)        (NOTE)
                                                                  December 27,    September 27,
ASSETS                                                                1997            1997
===============================================================================================
CURRENT ASSETS
 Cash and cash equivalents                                           $ 8,623         $10,252
 Securities available-for-sale                                         6,691           5,062
 Accounts receivable, net of allowance for doubtful accounts           1,893           3,680
 Inventories                                                           9,755           8,998
 Capitalized promotional expenditures                                    171             211
 Prepaid expenses and other                                              496             743
 Deferred income taxes                                                   313             313
                                                                     -------         -------
TOTAL CURRENT ASSETS                                                  27,942          29,259

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                                8,282           7,564

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                         15,121          13,882

DEPOSITS AND OTHER ASSETS                                                167             285

NON-COMPETE AGREEMENT,
 net of accumulated amortization                                         282             376
                                                                     -------         -------
TOTAL ASSETS                                                         $51,794         $51,366
                                                                     =======         =======

Note: The September 27, 1997 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                (in thousands, except per share and share data)

                                                            (UNAUDITED)       (NOTE)
                                                            December 27,   September 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                            1997           1997
========================================================================================
CURRENT LIABILITIES
 Accounts payable                                             $ 7,005         $ 3,588
 Accrued expenses                                                 817           1,402
 Accrued compensation                                           1,701           1,931
 Income taxes payable                                             763           2,450
                                                              -------         -------
TOTAL CURRENT LIABILITIES                                      10,286           9,371

DEFERRED INCOME TAXES                                           4,394           4,394
                                                              -------         -------
TOTAL LIABILITIES                                              14,680          13,765

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,541,960                      165             164
 Additional paid-in capital                                       413           2,459
 Retained earnings                                             36,536          34,978
                                                              -------         -------
TOTAL SHAREHOLDERS' EQUITY                                     37,114          37,601
                                                              -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $51,794         $51,366
                                                              =======         =======

Note: The September 27, 1997 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands, except per share and share data)

                                                First Quarter Ended
                                            ----------------------------
                                            December 27,    December 28,
                                               1997            1996
========================================================================
Net revenues                                  $22,471         $21,236
Cost of goods and services                     12,972          12,982
                                              -------         -------

GROSS PROFIT                                    9,499           8,254

Operating expenses:
 Customer acquisition costs                     4,164           3,482
 Other selling expenses                         1,979           1,760
 Research and development                         143             173
 General and administrative                     1,056             907
                                              -------         -------
   Total operating expenses                     7,342           6,322
                                              -------         -------

INCOME FROM OPERATIONS                          2,157           1,932

Other income:
 Interest income                                  214             146
 Nonoperating income, net                                           2
                                              -------         -------
   Total other income                             214             148
                                              -------         -------
INCOME BEFORE INCOME TAXES                      2,371           2,080
Provision for income taxes                       (813)           (723)
                                              -------         -------

NET INCOME                                    $ 1,558         $ 1,357
                                              =======         =======

BASIC AND DILUTED EARNINGS PER SHARE             $.09            $.08
                                                 ====            ====

WEIGHTED AVERAGE SHARES AND
 EQUIVALENTS OUTSTANDING                    17,640,000     17,825,000
                                            ==========     ==========

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                      First Quarter Ended
                                                                  ----------------------------
                                                                  December 27,   December 28,
                                                                      1997           1996
==============================================================================================
OPERATING ACTIVITIES:
 Net income                                                         $ 1,558        $ 1,357
 Charges to income not affecting cash:
 Depreciation and amortization                                          919            697
 Amortization of capitalized customer
   acquisition expenditures                                           3,828          3,214
 Deferred income taxes                                                                 607
 Net change in receivables, inventories, payables and other           2,187         (1,466)
 Capitalized promotional expenditures, net                               40             92
 Additions to capitalized customer acquisition expenditures          (5,067)        (4,555)
                                                                    -------        -------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                          3,465            (54)

INVESTING ACTIVITIES:
 Purchase of furniture, fixtures, and equipment                      (1,420)          (509)
 Purchases of securities available-for-sale                          (2,354)        (3,283)
 Sales of securities available-for-sale                                 725
                                                                    -------        -------
NET CASH USED IN INVESTING ACTIVITIES                                (3,049)        (3,792)

FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock                                 592            191
 Payment on purchase of Common Stock                                 (2,637)
                                                                    -------        -------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                         (2,045)           191

DECREASE IN CASH AND CASH EQUIVALENTS                                (1,629)        (3,655)

Cash and cash equivalents at beginning of period                     10,252          6,135
                                                                    -------        -------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                   $ 8,623        $ 2,480
                                                                    =======        =======

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the first quarter ended December 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1998. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 27, 1997.

NOTE B -- STOCK SPLIT

     On March 17, 1997 the Company effected a three-for-two stock split by declaring a stock dividend of one share for every two shares outstanding. All share data, per share data and related accounts in the accompanying consolidated financial statements have been retroactively adjusted for this stock split.

NOTE C -- EARNINGS PER SHARE

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   First Quarter Ended
                                                                           -------------------------------------
                                                                           December 27, 1997   December 28, 1996
================================================================================================================
Numerator for basic and diluted earnings per share:
 Net income                                                                    $ 1,558,000        $ 1,357,000
                                                                               ===========        ===========

Denominator:
 Denominator for basic earnings per share - weighted-average shares             16,541,000         16,253,000

 Effect of dilutive securities:
   Stock options                                                                 1,099,000          1,572,000
                                                                               -----------        -----------
 Denominator for diluted earnings per share                                     17,640,000         17,825,000
                                                                               ===========        ===========

BASIC EARNINGS PER SHARE                                                       $       .09        $       .08
                                                                               ===========        ===========

DILUTED EARNINGS PER SHARE                                                     $       .09        $       .08
                                                                               ===========        ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
---------------------------

     Statements in this report concerning future results, growth in sales, achievements, trends, new product or service development or introduction plans or any other statement which may be construed as a prediction of future performance or events are forward-looking statements, the occurrence of which are subject to a number of known and unknown risks and uncertainties which might cause actual results, achievements or occurrences to differ materially from those expressed or implied by such statements. These risks and uncertainties include the Company's ability to create and implement effective customer acquisition techniques; timely development, delivery and market acceptance of products and services which differentiate the Company from other photofinishers; technological changes; product development or production difficulties or delays due to technical difficulties, supply constraints or other factors; changing economic conditions; the impact of competitive products and pricing; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

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

     Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. Management believes that these steps are the primary reasons for the growth of net revenues and net income during fiscal 1997, 1996 and the first three months of fiscal 1998. In addition, management believes its core photofinishing business has benefited from the introduction of new products, such as the January 1994 introduction of Pictures On Disk(TM) and PhotoWorks(R).

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

     Customer acquisition costs as a percentage of net revenues have increased to 18.5% in the first quarter of fiscal 1998 as compared to 16.4% in the first quarter of fiscal 1997. Management believes this increase in customer acquisition costs as a percentage of net revenues was due primarily to expansion of the Company's customer acquisition programs. Future periods may reflect increased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     Net income as a percentage of net revenues increased to 6.9% for the first three months of fiscal 1998 as compared to 6.4% for the same period of fiscal 1997 primarily due to the relationship between changes in costs of goods sold, customer acquisition costs and other selling expenses which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

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

RESULTS OF OPERATIONS

     The following table presents information from the Company's consolidated statements of income, expressed as a percentage of net revenues for the periods indicated.

                                      First Quarter Ended
                                  ---------------------------
                                  December 27,   December 28,
                                      1997           1996
=============================================================
Net revenues                          100.0%         100.0%
Cost of goods and services             57.7           61.1
                                      -----          -----
GROSS PROFIT                           42.3           38.9

Operating expenses:
 Customer acquisition costs            18.5           16.4
 Other selling expenses                 8.8            8.3
 Research and development                .7             .8
 General and administrative             4.7            4.3
                                      -----          -----
 Total operating expenses              32.7           29.8
                                      -----          -----

INCOME FROM OPERATIONS                  9.6            9.1

Total other income                       .9             .7
                                      -----          -----

INCOME BEFORE INCOME TAXES             10.5            9.8
Provision for income taxes              3.6            3.4
                                      -----          -----

NET INCOME                              6.9%           6.4%
                                      =====          =====

     Net revenues for the first quarter of fiscal 1998 increased 5.8% to $22,471,000 as compared to net revenues of $21,236,000 in the first quarter of fiscal 1997. The growth in net revenues was affected by a lower-than-expected rate of photofinishing growth and a decline in net revenues from ancillary businesses, primarily wholesale film sales. Management attributes the reduced photofinishing growth to increased competition and a continuing impact of extended delivery times experienced by customers during the summer months. Wholesale film sales declined primarily because of weaker demand and price competition.

     Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Gross profit in the first quarter of fiscal 1998 increased to 42.3% of net revenues compared to 38.9% in the first quarter of fiscal 1997. The increase in fiscal 1998 was due primarily to lower material costs and a product mix containing a higher percentage of the Company's Seattle FilmWorks(R) branded products which carry a higher gross profit margin than the Company's other services and products. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity of promotional activities and other factors.

     Total operating expenses in the first quarter of fiscal 1998 increased to 32.7% of net revenues compared to 29.8% in the first quarter of fiscal 1997. This increase was due primarily to an increase in customer acquisition and other selling activities, which affect revenues in current and future periods. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. The Company capitalized $5,067,000 of customer acquisition expenditures in the first quarter of fiscal 1998 compared to $4,555,000 for the first quarter of fiscal 1997. Capitalized customer acquisition expenditures as of December 27, 1997, increased to $15,121,000 compared to $13,882,000 as of September 27, 1997. Management believes this increased investment in customer acquisition combined with new service and product introductions are the primary reasons for the increase in photofinishing-related revenues. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs.

     Other selling expenses include marketing costs associated with building brand awareness, testing of new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Other selling expenses in the first quarter of fiscal 1998 increased to 8.8% of net revenues compared to 8.3% of net revenues for the first quarter of fiscal 1997. This increase was primarily due to increased marketing activities associated with expanded promotional activities to new and existing customers compared to the fiscal 1997 period.

     Research and development expenses decreased to $143,000 in the first quarter of fiscal 1998 as compared to $173,000 for the first quarter of fiscal 1997. The decrease resulted primarily from lower contract service costs and reduced equipment costs during the first quarter of fiscal 1998. Research and development expenses consist primarily of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products.

     General and administrative expenses increased to $1,056,000 for the first quarter of fiscal 1998 as compared to $907,000 for the first quarter of fiscal 1997. This increase was primarily due to increased costs related to the Company's management information systems and other equipment related costs. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, investor relations and general corporate activities.

     Total other income for the first quarter of fiscal 1998 increased to $214,000 as compared to $148,000 for the first quarter of fiscal 1997. The increase resulted from higher interest income due to greater levels of cash generated by operations.

     The federal income tax rate for the first three months of fiscal 1998 as compared to the first three months of fiscal 1997 decreased to 34.3% from 34.8%. The decrease in the effective tax rate for fiscal 1998 as compared to fiscal 1997 was due primarily to an increase in tax exempt interest income.

     Net income in the first quarter of fiscal 1998 was $1,558,000, or diluted earnings per share of $.09, compared to $1,357,000 or diluted earnings per share of $.08 for the first quarter of fiscal 1997. The increase in net income was primarily attributable to the increase in net revenues and gross profit partially offset by the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 30, 1998, the Company's principal sources of liquidity included cash and short-term investments of $15,191,000 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 2.7 to 1 at the end of the first quarter of fiscal 1998, down from the current ratio of 3.1 to 1 at September 27, 1997 primarily due to an increase in accounts payable and a decrease in accounts receivable. During the first quarter of fiscal 1998 accounts receivable was reduced by $1,787,000 primarily due to payments received from wholesale orders shipped in the fourth quarter of fiscal 1997. Accounts payable increased $3,417,000 primarily due to the timing of payments related to inventory purchases. Federal income taxes payable were also lower primarily due to payments made during the first quarter of fiscal 1998.

     On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued by the Company at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will serve to offset the dilutive effect of shares of Common Stock issued under the Company's stock option and stock purchase plans. During the first quarter of fiscal 1998 the Company repurchased 267,300 shares of its common stock for a total of $2,637,000.

     Although the Company does not currently have any fixed material commitments with regard to capital expenditures, it currently expects to spend approximately $5,000,000 during the remainder of fiscal 1998, principally for photofinishing equipment, data storage equipment and for leasehold improvements.

     The Company has preliminarily addressed Year 2000 issues relating to existing software and hardware. The Company believes costs associated with these issues will not have a material effect on future operating results or future financial condition.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS.

          Information required by Exhibit 11 concerning calculation of earnings per share is set forth in Note C of Item 1 in Part I above.

     (B)  REPORTS ON FORM 8-K.

          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SEATTLE FILMWORKS, INC.


DATED:  February 9, 1998               /s/ Gary R. Christophersen
                                       ------------------------------------
                                           Gary R. Christophersen
                                           President/Chief Executive Officer
                                           (Principal Executive Officer)


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