Form 10-Q
period 1998-03-28
SEATTLE FILMWORKS INC
filed 1998-05-08
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 28, 1998      Commission file No. 0-15338
                                 --------------                          -------





                            SEATTLE FILMWORKS,  INC.
                            ------------------------
            (Exact name of registrant as specified in its charter.)


        WASHINGTON                                    91-0964899
-------------------------------                     --------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  1260 16TH AVENUE WEST, SEATTLE,  WA                     98119
----------------------------------------              --------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (206) 281-1390
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

    As of April 30, 1998, there were issued and outstanding 16,637,349 shares of common stock, par value $.01 per share.



                          Index to Exhibits at Page 14

                            SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----

                                                                    Page No.
                                                                    --------
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                      3-7

       Consolidated Balance Sheets as of March 28, 1998
         and September 27, 1997                                         3-4

       Consolidated Statements of Income for the second quarter
         and six months ended March 28, 1998 and March 29, 1997           5

       Consolidated Statements of Cash Flows for the six months
         ended March 28, 1998 and March 29, 1997                          6

       Notes to Consolidated Financial Statements                         7

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 8-12

PART II -- OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders        12

     Item 6 - Exhibits and Reports on Form 8-K                           12

SIGNATURES                                                               13


INDEX TO EXHIBITS                                                        14


EXHIBITS                                                                 15

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                            SEATTLE FILMWORKS,  INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  (UNAUDITED)       (NOTE)
                                                                   March 28,    September 27,
ASSETS                                                               1998            1997
===============================================================   ===========   ==============

CURRENT ASSETS
 Cash and cash equivalents                                           $ 6,477          $10,252
 Securities available-for-sale                                         5,245            5,062
 Accounts receivable, net of allowance for doubtful accounts           1,909            3,680
 Inventories                                                          11,777            8,998
 Capitalized promotional expenditures                                    116              211
 Prepaid expenses and other                                              519              743
 Deferred income taxes                                                   370              313
                                                                     -------          -------

TOTAL CURRENT ASSETS                                                  26,413           29,259

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                                8,840            7,564

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                         16,404           13,882

DEPOSITS AND OTHER ASSETS                                                136              285

NON-COMPETE AGREEMENT,
 net of accumulated amortization                                         188              376
                                                                     -------          -------

TOTAL ASSETS                                                         $51,981          $51,366
                                                                     =======          =======

Note: The September 27, 1997 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS,  INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                (in thousands, except per share and share data)

                                                           (UNAUDITED)       (NOTE)
                                                            March 28,    September 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                          1998            1997
========================================================   ===========   ==============

CURRENT LIABILITIES
 Accounts payable                                             $ 5,604          $ 3,588
 Accrued expenses                                               1,114            1,402
 Accrued compensation                                           1,030            1,931
 Income taxes payable                                             605            2,450
                                                              -------          -------

TOTAL CURRENT LIABILITIES                                       8,353            9,371

DEFERRED INCOME TAXES                                           5,223            4,394
                                                              -------          -------

TOTAL LIABILITIES                                              13,576           13,765

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,599,683                      166              164
 Additional paid-in capital                                       526            2,459
 Retained earnings                                             37,713           34,978
                                                              -------          -------

TOTAL SHAREHOLDERS' EQUITY                                     38,405           37,601
                                                              -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $51,981          $51,366
                                                              =======          =======

Note: The September 27, 1997 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS,  INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands, except per share and share data)

                                           Second Quarter Ended        Six Months Ended
                                          -----------------------   -----------------------
                                          March 28,    March 29,    March 28,    March 29,
                                             1998         1997         1998         1997
                                          ==========   ==========   ==========   ==========

Net revenues                                $21,439      $21,657      $43,910      $42,893
Cost of goods and services                   12,408       12,762       25,380       25,744
                                            -------      -------      -------      -------

GROSS PROFIT                                  9,031        8,895       18,530       17,149

Operating expenses:
 Customer acquisition costs                   4,239        3,762        8,360        7,244
 Other selling expenses                       1,968        2,100        3,990        3,860
 Research and development                       153          209          296          382
 General and administrative                   1,043        1,213        2,099        2,120
                                            -------      -------      -------      -------
   Total operating expenses                   7,403        7,284       14,745       13,606
                                            -------      -------      -------      -------

INCOME FROM OPERATIONS                        1,628        1,611        3,785        3,543

Other income (expense):
 Interest income                                175          141          389          287
 Non operating income (expense), net            (12)           7          (12)           9
                                            -------      -------      -------      -------
   Total other income                           163          148          377          296
                                            -------      -------      -------      -------

INCOME BEFORE INCOME TAXES                    1,791        1,759        4,162        3,839
Provision for income taxes                     (614)        (613)      (1,427)      (1,336)
                                            -------      -------      -------      -------

NET INCOME                                  $ 1,177      $ 1,146      $ 2,735      $ 2,503
                                            =======      =======      =======      =======

Diluted Earnings per Share                     $.07         $.06         $.16         $.14
                                               ====         ====         ====         ====
Basic Earnings per Share                       $.07         $.07         $.17         $.15
                                               ====         ====         ====         ====


Weighted Average Shares and
 Equivalents Outstanding - Diluted       17,479,000   17,760,000   17,561,000   17,795,000
                                         ==========   ==========   ==========   ==========
Weighted Average Shares - Basic          16,564,000   16,278,000   16,552,000   16,266,000
                                         ==========   ==========   ==========   ==========



See notes to consolidated financial statements.

                            SEATTLE FILMWORKS,  INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                    Six Months Ended
                                                                 -----------------------
                                                                 March 28,    March 29,
                                                                    1998         1997
                                                                 ==========   ==========
OPERATING ACTIVITIES:
---------------------
 Net income                                                       $  2,735      $ 2,503
 Charges to income not affecting cash:
  Depreciation and amortization                                      1,885        1,393
  Amortization of capitalized customer
   acquisition expenditures                                          7,772        6,594
  Deferred income taxes                                                772          418
  Loss on disposal of equipment                                         13            0
 Net change in receivables, inventories, payables and other         (1,818)        (630)
 Capitalized promotional expenditures, net                              95          197
 Additions to capitalized customer acquisition expenditures        (10,294)      (8,399)
                                                                  --------      -------
NET CASH FROM OPERATING ACTIVITIES                                   1,160        2,076

INVESTING ACTIVITIES:
---------------------
 Purchase of furniture, fixtures, and equipment                     (2,821)      (2,172)
 Purchases of securities available-for-sale                         (3,620)      (6,257)
 Sales of securities available-for-sale                              3,437        4,942
                                                                  --------      -------
NET CASH USED IN INVESTING ACTIVITIES                               (3,004)      (3,487)

FINANCING ACTIVITIES:
---------------------
 Proceeds from issuance of Common Stock                                706          214
 Payment on purchase of Common Stock                                (2,637)        (180)
                                                                  --------      -------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                        (1,931)          34
                                                                  --------      -------
DECREASE IN CASH AND CASH EQUIVALENTS                               (3,775)      (1,377)

Cash and cash equivalents at beginning of period                    10,252        6,135
                                                                  --------      -------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                 $  6,477      $ 4,758
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the second quarter and six months ended March 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1998. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 27, 1997.

NOTE  B  --  STOCK SPLIT

     On March 17, 1997 the Company effected a three-for-two stock split by declaring a stock dividend of one share for every two shares outstanding. All share data, per share data and related accounts in the accompanying consolidated financial statements have been retroactively adjusted for this stock split.

NOTE  C  --  EARNINGS PER SHARE

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is similar to the previously reported primary earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to Statement No. 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                   Second Quarter Ended                 Six Months Ended
                                                              -------------------------------   ---------------------------------
                                                              March 28, 1998   March 29, 1997    March 28, 1998    March 29, 1997
                                                              ==============   ==============   ================   ==============
Numerator for basic and diluted earnings per share:
   Net income                                                    $ 1,177,000      $ 1,146,000        $ 2,735,000      $ 2,503,000
                                                                 ===========      ===========        ===========      ===========

Denominator:
   Denominator for basic earnings per share -
      weighted-average shares                                     16,564,000       16,278,000         16,552,000       16,266,000

   Effect of dilutive securities:
      Stock options                                                  915,000        1,482,000          1,009,000        1,529,000
                                                                 -----------      -----------        -----------      -----------
   Denominator for diluted earnings per share                     17,479,000       17,760,000         17,561,000       17,795,000
                                                                 ===========      ===========        ===========      ===========
Basic Earnings per Share                                         $       .07      $       .07        $       .17      $       .15
                                                                 ===========      ===========        ===========      ===========
Diluted Earnings per Share                                       $       .07      $       .06        $       .16      $       .14
                                                                 ===========      ===========        ===========      ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
---------------------------

  Statements in this report concerning development and introduction of new services, generation of additional revenue, expected future expenses and any other statement which may be construed as a prediction of future performance or events are forward-looking statements, the occurrence of which are subject to a number of known and unknown risks and uncertainties which might cause actual results, achievements or occurrences to differ materially from those expressed or implied by such statements. These risks and uncertainties include the Company's ability to create and implement effective customer acquisition techniques; timely development, delivery and market acceptance of products and services which differentiate the Company from other photofinishers; technological changes; service and product development; production difficulties or delays due to technical difficulties, equipment failures, supply constraints or other factors; changing economic conditions; the impact of competitive products and pricing; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.


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

  Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. Management believes that these steps are the primary reasons for the growth of net revenues and net income during fiscal 1997, 1996 and the first six months of fiscal 1998. In addition, management believes its core photofinishing business has benefited from the introduction of new products, such as the January 1994 introduction of Pictures On Disk(TM) and PhotoWorks(R).

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

  The direct costs of customer acquisition are capitalized as an asset on the Company's consolidated balance sheet as "capitalized customer acquisition expenditures." Capitalized customer acquisition expenditures relating to prospective customers are amortized over three years, and capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers are amortized over six months. These amortization rates are based on estimates of the timing of future roll processing volumes per customer. The proportion of capitalized customer acquisition expenditures to be amortized over three years relative to those to be amortized over six months will vary from period to period based on the timing and mix of promotional activities. Rates of amortization are compared from time to time with the actual timing of roll processing volumes in order to assess whether the amortization rates appropriately match the direct costs of customer acquisition with the related revenues. If the Company were to experience a material change in the timing of roll processing volumes, it could be required to accelerate the rate of amortization of capitalized customer acquisition expenditures, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Customer acquisition costs as a percentage of net revenues have increased to 19.0% in the first six months of fiscal 1998 as compared to 16.9% in the first six months of fiscal 1997. Management believes the increase in customer acquisition costs as a percentage of net revenues was due primarily to expansion of the Company's customer acquisition programs. Future periods may reflect increased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

  Net income as a percentage of net revenues increased to 6.2% for the first six months of fiscal 1998 as compared to 5.8% for the same period of fiscal 1997 primarily due to the relationship between changes in costs of goods sold, customer acquisition costs and other selling expenses which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

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

                                  Second Quarter Ended        Six Months Ended
                                 -----------------------   -----------------------
                                 March 28,    March 29,    March 28,    March 29,
                                    1998         1997         1998         1997
                                 ==========   ==========   ==========   ==========
Net revenues                         100.0%       100.0%       100.0%       100.0%
Cost of goods and services            57.9         58.9         57.8         60.0
                                     -----        -----        -----        -----

GROSS PROFIT                          42.1         41.1         42.2         40.0

Operating expenses:
 Customer acquisition costs           19.8         17.4         19.0         16.9
 Other selling expenses                9.2          9.7          9.1          9.0
 Research and development              0.7          1.0          0.7          0.9
 General and administrative            4.8          5.6          4.8          4.9
                                     -----        -----        -----        -----
  Total operating expenses            34.5         33.7         33.6         31.7
                                     -----        -----        -----        -----

INCOME FROM OPERATIONS                 7.6          7.4          8.6          8.3

Total other income                     0.8          0.7          0.8          0.6
                                     -----        -----        -----        -----

INCOME BEFORE INCOME TAXES             8.4          8.1          9.4          8.9
Provision for income taxes             2.9          2.8          3.2          3.1
                                     -----        -----        -----        -----

NET INCOME                             5.5%         5.3%         6.2%         5.8%
                                     =====        =====        =====        =====

  Net revenues for the second quarter of fiscal 1998 were $21,439,000 compared to net revenues of $21,657,000 in the second quarter of fiscal 1997. For the six months ended March 28, 1998, net revenues were $43,910,000 compared to $42,893,000 for the same period of fiscal 1997. Net revenues were affected by a lower-than-expected rate of photofinishing growth and a decline in net revenues from ancillary businesses, primarily wholesale film sales. Management attributes the reduced photofinishing growth to increased competition and a continuing impact of extended delivery times experienced by customers during the summer of fiscal year 1997. Wholesale film sales declined primarily because of weaker demand and price competition.

     Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Gross profit in the second quarter of fiscal 1998 increased to 42.1% of net revenues compared to 41.1% in the second quarter of fiscal 1997. For the first six months of fiscal 1998, gross profit increased to 42.2% compared to 40.0% for the same period of fiscal 1997. The increases in fiscal 1998 periods were due primarily to lower material costs, photofinishing productivity improvements and to a lesser extent, a product mix containing a higher percentage of the Company's Seattle FilmWorks(R) branded products which carry a higher gross profit margin than the Company's other services and products. Fluctuations in gross profit may occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity of promotional activities and other factors.

     Total operating expenses in the second quarter of fiscal 1998 increased to 34.5% of net revenues compared to 33.7% in the second quarter of fiscal 1997. For the first six months of fiscal 1998 total operating expenses increased to 33.6% of net revenues compared to 31.7% for the same period of fiscal 1997. The increases were due primarily to an increase in customer acquisition and other selling expenses which affect revenues in current and future periods. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. The Company capitalized $10,294,000 of customer acquisition expenditures in the first two quarters of fiscal 1998 compared to $8,399,000 for the first two quarters of fiscal 1997 while amortization of these costs was $7,772,000 and $6,594,000 during these two same periods, respectively. Capitalized customer acquisition expenditures as of March 28, 1998, increased to $16,404,000 compared to $13,882,000 as of September 27, 1997. The increases reflect higher levels of customer acquisition activity undertaken to expand the customer base and to replace customers management believes were lost in fiscal 1997 due to summer processing delays. Management believes this increased investment in customer acquisition combined with new service and product introductions are the primary reasons for the year-to-date increase in photofinishing-related revenues. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs.

     Other selling expenses include marketing costs associated with building brand awareness, testing of new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Other selling expenses in the second quarter of fiscal 1998 decreased to 9.2% of net revenues compared to 9.7% of net revenues for the second quarter of fiscal 1997. For the first six months of fiscal 1998, other selling expenses were 9.1% of net revenues compared to 9.0% of net revenues for the first six months of fiscal 1997.

     Research and development expenses decreased to $153,000 in the second quarter of fiscal 1998 as compared to $209,000 for the second quarter of fiscal 1997. Research and development expenses for the first six months of fiscal 1998 decreased to $296,000 as compared to $382,000 for the first six months of fiscal 1997. The decreases resulted primarily from lower contract service and equipment costs for the first and second quarters of fiscal 1998. Research and development expenses consist primarily of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products.

     General and administrative expenses decreased to $1,043,000 for the second quarter of fiscal 1998 as compared to $1,213,000 for the second quarter of fiscal 1997. General and administrative costs decreased to $2,099,000 for the first six months of fiscal 1998 as compared to $2,120,000 for the first six months of fiscal 1997. The decreases were due primarily to expense controls as a result of lower than anticipated revenues, although general and administrative expenses contain higher information systems costs related to enhancements and support of both marketing and production systems. The Company anticipates higher expenses in upcoming quarters related to the defense of an action filed by Fuji Photo Film Co., Ltd. with the International Trade Organization against a number of parties, including the Company's OptiColor, Inc. subsidiary, regarding the import and sale of recycled cameras. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, legal, investor relations and general corporate activities.

     Total other income for the second quarter of fiscal 1998 increased to $163,000 as compared to $148,000 for the second quarter of fiscal 1997. For the first six months of fiscal 1998, total other income was $377,000 as compared to $296,000 for the same period of fiscal 1997. The increases in the fiscal 1998 periods resulted from higher interest income due to increased cash available for investments.

     The federal income tax rate for the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 decreased to 34.3% from 34.8%. The decrease was due primarily to a higher balance of tax exempt investments.

     Net income in the second quarter of fiscal 1998 was $1,177,000, or $.07 diluted earnings per share, compared to $1,146,000 or $.06 diluted earnings per share for the second quarter of fiscal 1997. Net income for the first six months of fiscal 1998 was $2,735,000 or $.16 diluted earnings per share as compared to $2,503,000 or $.14 diluted earnings per share for the same period of fiscal 1997. The increases in net income were primarily attributable to the increase in gross profit partially offset by increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

  As of May 1, 1998, the Company's principal sources of liquidity included cash and short-term investments of $12,182,000 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 3.2 to 1 at the end of the second quarter of fiscal 1998, compared to 3.1 to 1 at September 27, 1997. During the first six months of fiscal 1998, the Company increased inventory levels by $2,779,000 to accommodate expanded marketing plans and support photofinishing volumes. Accounts payable increased by $2,016,000 primarily due to inventory purchases. Accounts receivable decreased by $1,771,000 primarily due to payments received for wholesale film orders shipped in the fourth quarter of fiscal 1997. Federal income taxes payable decreased $1,845,000 primarily due to payments made during the first quarter of fiscal 1998 and increased capitalized customer acquisition expenditures which are expensed as incurred for federal income tax purposes, thereby having the effect of reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

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

  The Company currently expects to spend approximately $3,500,000 for capital expenditures during the remainder of fiscal 1998, principally for photofinishing equipment, data processing equipment to support its digital and Internet-related imaging services and for leasehold improvements. Approximately $1,000,000 will be financed through a capital leasing transaction consisting of sixty monthly payments of $19,000 commencing in April 1998.

     The Company is currently evaluating its computer systems to identify potential problems relating to the Year 2000 date change but has not yet determined whether it has material Year 2000 issues. The Company does not expect the cost to modify its computer systems to address Year 2000 issues will be material to its financial condition or results of operations, and does not anticipate any material disruption in its operations as a result of Year 2000 issues. However, the Company does not have information concerning the potential impact of Year 2000 issues on any if its suppliers or customers. In the event that the Company or any of the Company's significant suppliers or customers does not successfully and timely address Year 2000 issues, the Company's business or operations could be adversely affected.

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



                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  On February 11, 1998, the Company held its annual meeting of shareholders. The shareholders acted on the following matter at the annual meeting.

     The following individual was elected to the Company's Board of Directors, to hold office for a three-year term and until his successor is duly elected and qualified. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.

                            For      Withheld  Non-votes
                            ---      --------  ---------
  Douglas A. Swerland   15,344,779    111,298    N/A



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (A) EXHIBITS.
         ---------

            27 Financial Data Schedule


     (B) REPORTS ON FORM 8-K.
         --------------------

            None

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              SEATTLE FILMWORKS,  INC.


DATED:  May 8, 1998                 /s/ Gary R. Christophersen
                                    ---------------------------------
                                    Gary R. Christophersen
                                    President/Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Case H. Kuehn
                                    ---------------------------------
                                    Case H. Kuehn
                                    Vice President-Finance/Treasurer
                                    (Principal Financial and
                                    Chief Accounting Officer)

                               INDEX TO EXHIBITS

                            SEATTLE FILMWORKS,  INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 28, 1998


Exhibit  Description                                        Page No.
-------  -----------                                        --------

27       Financial Data Schedule                               15