Form 10-Q
period 1998-06-27
SEATTLE FILMWORKS INC
filed 1998-07-30
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: JUNE 27, 1998        Commission file No. 0-15338
                                -------------                            -------


                           SEATTLE FILMWORKS,  INC.
                           ------------------------
            (Exact name of registrant as specified in its charter.)

          WASHINGTON                                      91-0964899
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  1260 16TH AVENUE WEST, SEATTLE,  WA                       98119
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (206) 281-1390
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

     As of July 24, 1998, there were issued and outstanding 16,768,770 shares of common stock, par value $.01 per share.

                         Index to Exhibits at Page 14

                           SEATTLE FILMWORKS, INC.

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                          3-7

          Consolidated Balance Sheets as of June 27, 1998
            and September 27, 1997                                          3-4

          Consolidated Statements of Income for the third quarter
            and nine months ended June 27, 1998 and June 28, 1997             5

          Consolidated Statements of Cash Flows for the nine months
            ended June 27, 1998 and June 28, 1997                             6

          Notes to Consolidated Financial Statements                          7

     Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8-12

PART II -- OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                   13

INDEX TO EXHIBITS                                                            14

EXHIBITS                                                                  15-27

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                           SEATTLE FILMWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                         (UNAUDITED)      (NOTE)
                                                                          June 27,    September 27,
ASSETS                                                                      1998           1997
===================================================================================================

CURRENT ASSETS
    Cash and cash equivalents                                              $ 6,635         $10,252
    Securities available-for-sale                                            6,173           5,062
    Accounts receivable, net of allowance for doubtful accounts              2,237           3,680
    Inventories                                                             11,062           8,998
    Capitalized promotional expenditures                                       302             211
    Prepaid expenses and other                                                 388             743
    Deferred income taxes                                                      385             313
                                                                           -------         -------

TOTAL CURRENT ASSETS                                                        27,182          29,259

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                                     11,274           7,564

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                               16,645          13,882

DEPOSITS AND OTHER ASSETS                                                      125             285

NON-COMPETE AGREEMENT,
 net of accumulated amortization                                                94             376
                                                                           -------         -------

TOTAL ASSETS                                                               $55,320         $51,366
                                                                           =======         =======

Note: The September 27, 1997 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                           SEATTLE FILMWORKS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                (in thousands, except per share and share data)

                                                                         (UNAUDITED)       (NOTE)
                                                                           June 27,    September 27,
LIABILITIES AND SHAREHOLDERS' EQUITY                                         1998           1997
====================================================================================================
CURRENT LIABILITIES
 Accounts payable                                                            $ 4,467         $ 3,588
 Current portion of capital lease obligations                                    171
 Accrued expenses                                                                822           1,402
 Accrued compensation                                                          1,190           1,931
 Income taxes payable                                                          1,871           2,450
                                                                             -------         -------

TOTAL CURRENT LIABILITIES                                                      8,521           9,371

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion (Note B)             751

DEFERRED INCOME TAXES                                                          5,147           4,394
                                                                             -------         -------

TOTAL LIABILITIES                                                             14,419          13,765

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,768,770                                     168             164
 Additional paid-in capital                                                      779           2,459
 Retained earnings                                                            39,954          34,978
                                                                             -------         -------

TOTAL SHAREHOLDERS' EQUITY                                                    40,901          37,601
                                                                             -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $55,320         $51,366
                                                                             =======         =======

Note: The September 27, 1997 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands, except per share and share data)

                                         THIRD QUARTER ENDED           NINE MONTHS ENDED
                                      --------------------------   -------------------------
                                        JUNE 27,      JUNE 28,       JUNE 27,      JUNE 28,
                                          1998          1997           1998          1997
============================================================================================
Net revenues                          $24,928         $25,553        $68,838        $68,446
Cost of goods and services             14,293          13,977         39,673         39,721
                                      -------         -------        -------        -------

GROSS PROFIT                           10,635          11,576         29,165         28,725

Operating expenses:
 Customer acquisition costs             4,309           4,289         12,669         11,533
 Other selling expenses                 1,882           2,332          5,872          6,192
 Research and development                 154             143            450            525
 General and administrative             1,117             701          3,216          2,821
                                      -------         -------        -------        -------
   Total operating expenses             7,462           7,465         22,207         21,071
                                      -------         -------        -------        -------

INCOME FROM OPERATIONS                  3,173           4,111          6,958          7,654

Other income (expense):
 Interest expense                         (11)                           (11)
 Interest income                          152             131            541            418
 Non operating income, net                102              37             90             46
                                      -------         -------        -------        -------
   Total other income                     243             168            620            464
                                      -------         -------        -------        -------

INCOME BEFORE INCOME TAXES              3,416           4,279          7,578          8,118
Provision for income taxes             (1,175)         (1,487)        (2,602)        (2,823)
                                      -------         -------        -------        -------

NET INCOME                            $ 2,241         $ 2,792        $ 4,976        $ 5,295
                                      =======         =======        =======        =======

Diluted Earnings per Share               $.13            $.16           $.28           $.30
                                      =======         =======        =======        =======
Basic Earnings per Share                 $.13            $.17           $.30           $.33
                                      =======         =======        =======        =======

Weighted Average Shares and
 Equivalents Outstanding - Diluted     17,490,000    17,728,000     17,540,000    17,771,000
                                      ===========   ===========    ===========   ===========
Weighted Average Shares - Basic        16,669,000    16,308,000     16,591,000    16,280,000
                                      ===========   ===========    ===========   ===========

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                Nine Months Ended
                                                               --------------------
                                                               June 27,   June 28,
                                                                 1998       1997
===================================================================================
OPERATING ACTIVITIES:
---------------------
 Net income                                                    $  4,976   $  5,295
 Charges to income not affecting cash:
  Depreciation and amortization                                   2,648      2,030
  Amortization of capitalized customer
   acquisition expenditures                                      11,767     10,566
  Deferred income taxes                                             681      1,435
 Net change in receivables, inventories, payables and other      (1,302)    (1,340)
 Capitalized promotional expenditures, net                          (91)       (18)
 Additions to capitalized customer acquisition expenditures     (14,530)   (15,097)
                                                               --------   --------

NET CASH FROM OPERATING ACTIVITIES                                4,149      2,871

INVESTING ACTIVITIES:
---------------------
 Purchase of furniture, fixtures, and equipment                  (4,932)    (4,346)
 Purchases of securities available-for-sale                      (5,456)    (7,549)
 Sales of securities available-for-sale                           4,345      6,344
                                                               --------   --------

NET CASH USED IN INVESTING ACTIVITIES                            (6,043)    (5,551)

FINANCING ACTIVITIES:
---------------------
 Purchases of Common Stock                                       (2,670)      (824)
 Proceeds from issuance of Common Stock                             994        681
 Payment on capital lease obligations                               (47)
                                                               --------   --------

NET CASH USED IN FINANCING ACTIVITIES                            (1,723)      (143)
                                                               --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS                            (3,617)    (2,823)

Cash and cash equivalents at beginning of period                 10,252      6,135
                                                               --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  6,635   $  3,312
                                                               ========   ========

Supplemental Information - Noncash financing and investing activity:
--------------------------------------------------------------------
  During the third quarter of fiscal 1998 the Company incurred a capital lease obligation of $969,000 related to the financing of equipment purchases.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the third quarter and nine months ended June 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 26, 1998. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 27, 1997.

NOTE B -- LEASES

     During the third quarter of fiscal year 1998, the Company financed the purchase of $969,000 of equipment via a five-year capital lease consisting of sixty monthly payments of $19,000 commencing April 1998. The equipment is being depreciated on a straight-line basis over five years.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                          -------------------------------    ------------------------------
                                                          JUNE 27, 1998     JUNE 28, 1997    JUNE 27, 1998    JUNE 28, 1997
====================================================================================================================================
Numerator for basic and diluted earnings per share:
  Net income                                               $ 2,241,000        $ 2,792,000     $ 4,976,000      $ 5,295,000
                                                           ===========        ===========     ===========      ===========
Denominator:
  Denominator for basic earnings per share -
    weighted-average shares                                 16,669,000         16,308,000      16,591,000       16,280,000

  Effect of dilutive securities:
    Stock options                                              821,000          1,420,000         949,000        1,491,000
                                                           -----------        -----------     -----------      -----------
  Denominator for diluted earnings per share                17,490,000         17,728,000      17,540,000       17,771,000
                                                           ===========        ===========     ===========      ===========

Basic Earnings per Share                                   $       .13        $       .17     $       .30      $       .33
                                                           ===========        ===========     ===========      ===========
Diluted Earnings per Share                                 $       .13        $       .16     $       .28      $       .30
                                                           ===========        ===========     ===========      ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
---------------------------

     Statements in this report concerning development and introduction of new services, expected future expenses and any other statement which may be construed as a prediction of future performance or events are forward-looking statements, the occurrence of which are subject to a number of known and unknown risks and uncertainties which might cause actual results, achievements or occurrences to differ materially from those expressed or implied by such statements. These risks and uncertainties include the Company's ability to create and implement effective customer acquisition techniques; timely development, delivery and market acceptance of products and services which differentiate the Company from other photofinishers; technological changes; service and product development; production difficulties or delays due to technical difficulties, equipment failures, supply constraints or other factors; changing economic conditions; the impact of competitive products and pricing; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.

General
-------

     Seattle FilmWorks, Inc. (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur photofinishing services and products. The Company offers an array of complementary services and products primarily on a mail-order basis under the brand name Seattle FilmWorks(R). The Company has experienced an increase in net revenues in each fiscal year since 1990. Management believes this growth is attributable principally to its direct-marketing programs, including the customer acquisition technique of offering two rolls of film for $2.00 or less (the "Introductory Offer"). The Introductory Offer has been nationally advertised in package inserts, newspaper supplements and magazines and through various other direct-response media.

     Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. This shift in focus included the targeted marketing of users of personal computers. Management believes that these steps are the primary reasons for the growth of net revenues during fiscal years 1996 and 1997. In addition, management believes its core photofinishing business has benefited from the introduction of digital imaging services and products, such as the January 1994 introduction of Pictures On Disk(TM) and the October 1995 introduction of PhotoMail(TM) Internet delivery.

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

     Customer acquisition costs as a percentage of net revenues increased to 18.4% in the first nine months of fiscal 1998 as compared to 16.9% in the first nine months of fiscal 1997. Management believes this increase in customer acquisition costs as a percentage of net revenues was due primarily to expansion of the Company's customer acquisition programs and a decrease in the rate of growth in fiscal year-to-date net revenues. Future periods may reflect increased customer acquisition costs due to timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs. For tax purposes, customer acquisition expenditures are expensed as incurred, thereby reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     Net income as a percentage of net revenues decreased to 7.2% for the first nine months of fiscal 1998 as compared to 7.7% for the same period of fiscal 1997 primarily due to the relationship between changes in costs of goods sold, customer acquisition costs, other selling expenses and other operating expenses which in turn are primarily driven by changes in sales mix and the Company's customer acquisition strategy. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

     Demand for the Company's photo-related services and products is highly seasonal, with the highest volume of photofinishing activity typically occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level of effectiveness of customer acquisition programs, activities by competitors, production difficulties and other factors. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of relatively higher expenditures on marketing programs prior to the summer months.

RESULTS OF OPERATIONS

     The following table presents information from the Company's consolidated statements of income, expressed as a percentage of net revenues for the periods indicated.

                                Third Quarter Ended    Nine Months Ended
                               ---------------------  --------------------
                                June 27,   June 28,   June 27,   June 28,
                                  1998       1997       1998       1997
================================================================================

Net revenues                       100.0%     100.0%     100.0%     100.0%
Cost of goods and services          57.3       54.7       57.6       58.0
                                   -----      -----      -----      -----
GROSS PROFIT                        42.7       45.3       42.4       42.0

Operating expenses:
   Customer acquisition costs       17.3       16.8       18.4       16.9
   Other selling expenses            7.5        9.1        8.5        9.0
   Research and development          0.6        0.6        0.7        0.8
   General and administrative        4.5        2.7        4.7        4.1
                                   -----      -----      -----      -----
     Total operating expenses       29.9       29.2       32.3       30.8
                                   -----      -----      -----      -----

INCOME FROM OPERATIONS              12.8       16.1       10.1       11.2

Total other income                   0.9        0.6        0.9        0.6
                                   -----      -----      -----      -----

INCOME BEFORE INCOME TAXES          13.7       16.7       11.0       11.8
Provision for income taxes           4.7        5.8        3.8        4.1
                                   -----      -----      -----      -----

NET INCOME                           9.0%      10.9%       7.2%       7.7%
                                   =====      =====      =====      =====

     Net revenues for the third quarter of fiscal 1998 decreased 2.4% to $24,928,000 as compared to net revenues of $25,553,000 in the third quarter of fiscal 1997. For the nine months ended June 27, 1998, net revenues increased 0.6% to $68,838,000 compared to $68,446,000 for the same period of fiscal 1997. Net revenues for the third quarter and for the first nine months in fiscal 1998 were affected by lower-than-expected photofinishing volumes and a decline in net revenues from ancillary businesses. Photofinishing revenues were weaker in the latter part of June and this pattern has continued into the month of July. While increased competition and other factors may be contributing to reduced photofinishing volumes, management's statistical analysis of marketing programs indicates photofinishing volumes continue to be negatively affected by extended delivery times experienced by customers during last summer. Production problems associated with implementing certain new equipment during the third quarter of fiscal 1997 resulted in shipping delays during the third and fourth quarters of fiscal 1997. Management believes the Company lost a significant number of customers due to the extended delivery times. During the third quarter of fiscal 1997 delayed customer orders resulted in the recording of $600,000 in deferred revenues. Also, net revenues in future quarters will be affected by the Company's decision in June 1998 to discontinue wholesale film sales in certain markets in Asia. During the fourth quarter of fiscal 1997 international wholesale film orders produced $2,300,000 in net revenues.

     Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Gross profit in the third quarter of fiscal 1998 decreased to 42.7% of net revenues compared to 45.3% in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, gross profit increased to 42.4% compared to 42.0% for the same period of fiscal 1997. Gross profit in the third quarter of fiscal 1998 was negatively affected by higher production labor costs and equipment costs incurred to ensure timely delivery of the level of photofinishing volumes that had been planned for earlier in the year. The fiscal year-to-date increase in gross profit was due primarily to a decrease in certain materials costs and a product mix containing a higher percentage of the Company's Seattle FilmWorks(R) branded products, which carry a higher gross profit margin than the Company's other services and products. Fluctuations in gross profit may occur in future periods due to fluctuations in revenues, mix of product sales, intensity of promotional activities, changes in materials costs and other factors.

     Total operating expenses in the third quarter of fiscal 1998 increased to 29.9% of net revenues compared to 29.2% in the third quarter of fiscal 1997. The increase was primarily due to increased legal expenses related to the defense of an action filed by Fuji Photo Film Co., Ltd. with the International Trade Organization against a number of importers, including the Company's OptiColor, Inc. subsidiary, regarding the import and sale of recycled cameras. Operating expenses also include higher costs related to information systems to enhance and support the marketing and production systems. For the first nine months of fiscal 1998 total operating expenses increased to 32.3% of net revenues compared to 30.8% for the same period of fiscal 1997. The increase, as a percent of net revenues, was due primarily to an increase in customer acquisition expenses partially offset by a decrease in other selling expenses. These expenses affect revenues in current and future periods. The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35 mm film for $2.00 or less. The Company capitalized $14,530,000 of customer acquisition expenditures in the first three quarters of fiscal 1998 compared to $15,097,000 for the first three quarters of fiscal 1997 while amortization of these costs was $11,767,000 and $10,566,000 during these two same periods, respectively. Capitalized customer acquisition expenditures as of June 27, 1998 increased to $16,645,000 compared to $13,882,000 as of September 27, 1997. The increase reflects higher levels of customer acquisition activity undertaken to expand the customer base and to replace customers management believes were lost in fiscal 1997 due to summer processing delays. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other selling expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased customer acquisition costs due to the timing of the amortization of capitalized expenditures or the development and initiation of additional marketing programs.

     Other selling expenses include marketing costs associated with ancillary marketing activities building brand awareness, testing of new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Other selling expenses in the third quarter of fiscal 1998 decreased to 7.5% of net revenues compared to 9.1% of net revenues for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, other selling expenses were 8.5% of net revenues compared to 9.0% of net revenues for the first nine months of fiscal 1997. The decrease was due mainly to a decrease in marketing activities directed at both new and existing customers which the Company expenses when the activities occur.

     Research and development expenses increased to $154,000 in the third quarter of fiscal 1998 as compared to $143,000 for the third quarter of fiscal 1997. Research and development expenses for the first nine months of fiscal 1998 decreased to $450,000 as compared to $525,000 for the first nine months of fiscal 1997 as a result of lower contract services and equipment costs. Research and development expenses consist primarily of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products.

     General and administrative expenses increased to $1,117,000 for the third quarter of fiscal 1998 as compared to $701,000 for the third quarter of fiscal 1997. General and administrative costs increased to $3,216,000 for the first nine months of fiscal 1998 as compared to $2,821,000 for the first nine months of fiscal 1997. The increases were due primarily to legal expenses associated with the defense of an action filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleges that a number of companies, including the Company's OptiColor subsidiary, violates patents on single use cameras by bringing recycled single use cameras into the United States for resale. The Company anticipates increased legal expenses to continue into the future periods. General and administrative expenses also contain higher costs related to information systems to enhance and support the marketing and production systems. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, legal, investor relations and general corporate activities.

     Total other income for the third quarter of fiscal 1998 increased to $243,000 as compared to $168,000 for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, total other income was $620,000 as compared to $464,000 for the same period of fiscal 1997. The increases in the fiscal 1998 periods resulted from higher interest income and cash discounts from materials purchases.

     The federal income tax rate for the first nine months of fiscal 1998 was 34.3% as compared to 34.8% in the first nine months of fiscal 1997. The decrease was due primarily to a higher balance of tax exempt investments.

     Net income in the third quarter of fiscal 1998 was $2,241,000, or $.13 diluted earnings per share, compared to $2,792,000 or $.16 diluted earnings per share for the third quarter of fiscal 1997. Net income for the first nine months of fiscal 1998 was $4,976,000 or $.28 diluted earnings per share as compared to $5,295,000 or $.30 diluted earnings per share for the same period of fiscal 1997. The decreases in net income were primarily attributable to lower net revenues and gross profit and increases in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of July 24, 1998, the Company's principal sources of liquidity included cash and short-term investments of $14,230,000 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 3.2 to 1 at the end of the third quarter of fiscal 1998, compared to a current ratio of 3.1 to 1 at September 27, 1997. The Company increased inventory levels by $2,064,000 to accommodate expanded marketing plans while accounts receivable decreased by $1,443,000 primarily due to payments received for wholesale film orders shipped in the fourth quarter of fiscal 1997. Accrued compensation and accrued expenses decreased by $1,321,000 primarily as a result of payment of fiscal year 1997 liabilities. Federal income taxes payable were favorably affected by the increase in capitalized customer acquisition expenditures which are expensed as incurred for federal income tax purposes, thereby having the effect of reducing current federal income tax liabilities and increasing deferred federal income tax liabilities.

     On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued by the Company at any time subject to certain conditions established by the Company's Board of Directors. Although the number of shares to be repurchased is uncertain, any repurchased shares will to some degree offset the dilutive effect on earnings per share of shares of Common Stock issued under the Company's stock option and stock purchase plans. During the first nine months of fiscal 1998 the Company repurchased 270,767 shares of common stock for a total of $2,670,000.

     The Company currently expects to spend approximately $750,000 for capital expenditures during the remainder of fiscal 1998, principally for photofinishing equipment, data processing equipment to support its digital and Internet-related imaging services and for leasehold improvements. During the third quarter of fiscal 1998 approximately $969,000 of capital purchases was financed through a capital leasing transaction consisting of sixty monthly payments of $19,000 commencing April 1998.

     The Company is currently evaluating its computer systems to identify potential problems relating to the Year 2000 date change but has not yet determined whether it has material Year 2000 issues. The Company does not expect the cost to modify its computer systems to address Year 2000 issues will be material to its financial condition or results of operations, and does not anticipate any material disruption in its operations as a result of Year 2000 issues. The Company is also contacting its suppliers to get information regarding the potential impact of Year 2000 issues. In the event that the Company or any of the Company's significant suppliers or customers does not successfully and timely address Year 2000 issues, the Company's business or operations could be adversely affected.

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


                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.
          ---------

          10.1 First Amendment to Credit Agreement with Wells Fargo Bank, National Association as of February 24, 1998

          27.1  Financial Data Schedule 1998

          27.2  Financial Data Schedule Restated 1997

     (b)  REPORTS ON FORM 8-K.
          --------------------

                None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SEATTLE FILMWORKS, INC.


DATED:  July 30, 1998               /s/ Gary R. Christophersen
                                    --------------------------------------------
                                              Gary R. Christophersen
                                        President/Chief Executive Officer
                                          (Principal Executive Officer)


                                    /s/ Case H. Kuehn
                                    --------------------------------------------
                                                  Case H. Kuehn
                                       Vice President-Finance/Treasurer
                                           (Principal Financial and
                                           Chief Accounting Officer)

                               INDEX TO EXHIBITS

                            SEATTLE FILMWORKS, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 27, 1998

Exhibit    Description                                                          Page No.
---------  -------------------------------------------------------------------  --------
10.1       First Amendment to Credit Agreement with Wells Fargo Bank, National      15
           Association as of February 24, 1998

27.1       Financial Data Schedule 1998                                             27

27.2       Financial Data Schedule Restated 1997