Form 10-K405
period 1998-09-26
SEATTLE FILMWORKS INC
filed 1998-12-23
CIK 791050

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended SEPTEMBER 26, 1998

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

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                                            -----------------
VALUE $.01 PER SHARE.
--------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes:  [ X ]   No:  [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of November 30, 1998, there were issued and outstanding 16,242,011 shares of Common Stock, par value $.01 per share. As of November 30, 1998, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $47,041,269, based on the last sale price of the Registrant's Common Stock as reported by the Nasdaq National Market.

                     Documents incorporated by reference:

     Portions of the registrant's proxy statement relating to its 1998 annual meeting of shareholders, to be held on February 9, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           Exhibit Index at Page 52

                                     PART I

ITEM 1 - BUSINESS

DESCRIPTION OF BUSINESS

     Seattle FilmWorks, Inc. ("Seattle FilmWorks" or the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur photofinishing and digital imaging services and products. The Company offers an array of complementary services and products primarily on a mail-order basis under the brand name Seattle FilmWorks(R).

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

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to creatively enhance and share personal photographs with friends, family and business associates. Products incorporating these technologies include (i) Pictures On Disk(TM) a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) PhotoMail(TM), a service which reduces turnaround time by privately delivering digital images to customers over the Internet; (iv) FilmWorksNet(TM), a free service which provides customers the ability to share pictures through the creation of a private photographic home page uploaded to the Seattle FilmWorks Web site (www.filmworks.com); (v) PictureWorks(TM), a digital reprint service with which customers upload digital image files across the Internet to the Company for digital reproduction on Kodak(TM) photographic paper; and most recently, (vi) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film. The Company is currently developing additional digital-imaging and Internet-related services and products. For example, Seattle FilmWorks and Excite, Inc. ("Excite") recently announced an agreement to give Excite users free photo scanning and Web posting when they purchase film processing from Seattle FilmWorks. This service will allow Excite users to view their photos privately and use them in their Excite communities. Excite, Inc. is a global Internet (excite.com) media company.

     The Company uses direct-marketing techniques to target selected consumers, measure customer response and obtain direct customer feedback to changes in marketing strategies. Over the past several years, the Company has targeted the growing population of personal computer users in connection with the introduction of digital-imaging services and products. The Company has developed comprehensive statistical models for the design and analysis of its direct-response marketing programs using proprietary customer data compiled over 17 years.

     The Company was incorporated in Washington State in June 1976. The executive offices of the Company are located at 1260 Sixteenth Avenue West, Seattle, Washington 98119, and the Company's telephone number is (206) 281-1390. References to Seattle FilmWorks and the Company in this Report include Seattle FilmWorks, Inc., and its wholly-owned subsidiaries, Seattle FilmWorks Manufacturing Company, OptiColor, Inc. and FilmWorks Express, Inc. The Company formed FilmWorks Express, Inc. in fiscal 1998.

FORWARD-LOOKING INFORMATION

     Statements in this report concerning the Company's strength in Photo-Computing, additional revenue sources, enhancement of customer retention, expected increase in share of the market for reprints, introduction of additional digital services and any other statement which may be construed as a prediction of future performance or events are forward-looking statements, the occurrence of which are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements.

Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading "Risk Factors" and elsewhere in this Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

PHOTOFINISHING INDUSTRY AND DIRECT-MARKETING OVERVIEW

  According to information published by the Photo Marketing Association International ("PMAI"), domestic amateur photofinishing sales totaled approximately $5.8 billion in 1996, an increase of approximately $360,000,000 from the prior year. The dominant method of distributing photofinishing services and products was through retail stores, including discount and mass merchants, drugstores, supermarkets and camera/specialty stores. Management believes the majority of rolls of film are sent to wholesale photofinishing laboratories for processing, although a growing percentage are processed in-store using on-site equipment.

  Outside the photofinishing industry, leading users of direct marketing include mail-order houses and catalog mailers, magazine publishers, insurance companies, book and record clubs, financial institutions and credit card companies. Management believes growth in the use of direct-marketing is generally attributable to social, economic and technological changes and to the relative cost-effectiveness of direct-marketing techniques. Management also believes several factors have enhanced consumer responsiveness to direct marketing as a purchasing medium, including growth in the number of people in the most active segment of the purchasing population, growth in the number of two-career families that have more disposable income and less time to shop, and increased availability and use of credit cards. Increasingly, the Internet, on-line services and increased use of personal computers provide additional channels for direct-to-consumer marketing. See "Risk Factors--Dependence on Direct-Marketing Programs; Accounting for Customer Acquisition" and "--Dependence on the Internet and Potential Liability for Content."

OPERATING STRATEGY

     Seattle FilmWorks strives to achieve growth in net revenues and net income through the execution of its operating strategy, the principal elements of which are the introduction of innovative, value-added services and products, application of direct-to-consumer marketing techniques, and a commitment to customer satisfaction.

     Innovative, Value-Added Services and Products. Management believes that Seattle FilmWorks has distinguished itself from its competitors through service and product differentiation. The Company endeavors to develop and introduce value-added photofinishing services and products based on focused research and development efforts as well as anticipation of consumer demand by monitoring customer feedback. Management believes that the expansion of its array of complementary services and products promotes (i) increased acquisition of new customers, (ii) retention of existing customers and (iii) higher average-order sizes.

     In the late 1970s, the Company introduced Seattle FilmWorks(R) branded film and shortly thereafter offered its customers the option of prints and/or individually color-corrected slides from the same roll of film. More recently, the Company has been a leader in introducing numerous other value-added features, including express-mail delivery, cross-referencing data on prints and negatives, Pictures Plus(TM) Index prints, a convenient Easy-Order System and Professor FilmWorks(TM) (free telephone pre-recorded mini-lessons on photography).

     In addition, the Company has been a leader in marketing photofinishing services which employ digital technology. These include (i) Pictures On Disk(TM), a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) PhotoMail(TM), a service which reduces turnaround time by privately delivering digital images to customers over the Internet; (iv) FilmWorksNet(TM), a free service which provides customers the ability to share pictures through the creation of a private photographic home page uploaded to the Seattle FilmWorks Web site (www.filmworks.com); (v) PictureWorks(TM), a digital reprint service with which customers upload digital image files across the Internet to the Company for digital reproduction on Kodak(TM) photographic paper; and most recently, (vi) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film; and (vii) Digital Reprints, a service allowing customers purchasing digital products to order reprints over a touch-tone telephone. The Company is currently developing additional digital-imaging and Internet-related services and products. For example, Seattle FilmWorks and Excite recently announced an agreement to give Excite users free photo scanning and Web posting when they purchase film processing from Seattle FilmWorks. This service will allow Excite users to view their photos privately and use them in their Excite communities. See "Business-- Services and Products."

     Direct-to-Consumer Marketing. The Company's business model is founded on direct-response marketing. Management believes an important advantage of its direct-marketing strategy is the opportunity to contact a large number of consumers who may appreciate the convenience of mail order and the Company's array of complementary services and products. Direct access to consumers permits the Company to target and monitor selected potential and existing customers, measure customer response and obtain direct customer feedback to changes in marketing strategies. Generally, the Company attempts to identify prospective customers by targeting specific groups of individuals with common characteristics. For example, the Company has targeted the growing population of personal computer users in connection with the introduction of its digital-imaging services and products. Information derived from the Company's database compiled over 17 years has been used to create statistical models to develop targeted marketing programs and estimate future demand. In addition, the Company's proprietary database is used to plan, personalize, implement and evaluate marketing programs for existing customers. See "Business --Marketing and Customer Acquisition."

     Commitment to Customer Satisfaction. The Company seeks to develop and provide high-quality, user-friendly and reliable photofinishing services and products to enhance brand recognition for "Seattle FilmWorks" and to engender customer loyalty. Management believes that a significant portion of its business comes from repeat customers. As part of its dedication to customer service, Seattle FilmWorks offers a 100% satisfaction guarantee, provides an Easy-Order System whereby a customer sets up a standing order, thus avoiding the need to fill out an order form with each order, and offers photo-taking advice with its Professor FilmWorks(TM) service. In addition, to achieve its customer service goals the Company conducts customer surveys and holds management meetings to identify areas for service enhancement. Through investments in automation, state-of-the-art photofinishing equipment, and the commitment of its employees to quality control, the Company strives to deliver greater than 99.8% of its orders without loss or damage. See "Business --Customer Service and Support."

GROWTH STRATEGY

     The Company's strategy for growth is to leverage the strength of its services, products and marketing programs to acquire additional customers and increase the level of business with prospective and existing customers. In addition, the Company intends to complement its mail order distribution channel with both retail and Internet delivery of its services and products.

     New Customers. Historically, the Company has grown primarily through the acquisition of new customers. In a mail-order photofinishing environment that has until recently exhibited little or no growth, the Company has increased net revenues at an 18% compound annual growth rate during the past five years. The Company continuously refines existing marketing programs. In addition, the Company develops, tests and implements new marketing programs to additional groups of consumers with different demographic characteristics to offset the potential impact of market saturation in any given target customer group. The Company continues to explore alternative direct-marketing platforms in order to acquire additional customers. To this end, the Company has established a Web site on the Internet (www.filmworks.com) from which customers can access answers to frequently asked questions, download versions of Company software, create and view personal home pages, upload images to Seattle FilmWorks for printing, obtain the status of their orders and send electronic messages to customer service. Management intends to pursue additional Internet-related services and marketing programs.

     Increasing Sales to New and Existing Customers. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand. The Company strives to increase both average order size and order frequency by informing both targeted consumers and its existing customer base of its integrated array of services and products. The Company's commitment to expanding its service and product offerings, including enhancements to its Internet-related offerings, supports this strategy. In addition, the Company employs a variety of other direct-marketing techniques to increase business from existing customers and generate business from inactive customers.

MARKETING AND CUSTOMER ACQUISITION

  One of the key elements of the Company's operating strategy is to generate demand for its services and products by using its proprietary direct-marketing techniques and extensive database to efficiently target existing and prospective customers. The Company maintains and analyzes extensive data and segments markets using geographic and demographic information about potential customers. The Company has used mail, print media, television, radio, telephone and, more recently, the Internet, on-line services and retail outlets to target groups of consumers and businesses.

  The Company makes extensive use of marketing tests in order to evaluate which of a variety of marketing programs offers the best probable return on investment. The Company's direct-marketing programs use coded advertisements to monitor consumer response and to provide measurable results for each specific marketing program. Measuring the effectiveness of marketing tests takes into account both the response rate to advertised offers and estimates of customer lifetime value to the Company, measured in terms of profit generated from the estimated future stream of orders, thereby allowing for the targeting of a marketing effort to specific market segments through selected media. During fiscal years 1998 and 1997, the Company expanded its retail operations in the Pacific Northwest to provide a "drop off" alternative to mail order delivery. Management believes the Company's 42 retail stores attract customers who might not use the Company's mail order services.

  Since the early 1980s, the primary method the Company has used to acquire new film processing customers has been its introductory offer of two rolls of film for $2.00 or less (the "Introductory Offer"). The Company regularly refines the Introductory Offer in the effort to improve its effectiveness, but the basic concept of sending Seattle FilmWorks(R) branded film to targeted potential customers has remained fairly constant. The Introductory Offer has been nationally advertised through direct-response media, including package inserts, newspaper supplements and magazines. The Company also has a customer referral program in which existing customers suggest family and friends to whom the Company mails an introductory package. Over the past several years, the Company has refined its Introductory Offer program by targeting the growing population of personal computer users. See "Risk Factors-Dependence on Direct-Marketing Programs; Accounting for Customer Acquisition."

SERVICES AND PRODUCTS

  Seattle FilmWorks is a leader in the development and introduction of innovative photofinishing services and products. Beginning in 1978 with the introduction of Seattle FilmWorks(R) branded film and continuing with the option of receiving both photographic prints and individually color-corrected slides from the same roll of film, the Company established an early tradition of service and product differentiation.

The following table illustrates the Company's service and product introductions during the past eight years:

     Service or Product                                        YEAR OF INTRODUCTION
     ------------------                                        --------------------
     Pictures On Disk(TM) on CD.........................                1998
     Digital Reprints via touch-tone telephone..........                1998
     Enhanced PhotoMail(TM).............................                1998
     PhotoWorks(R) Cards................................                1997
     PictureWorks(TM)...................................                1997
     PhotoWorks(R) Composer for Windows.................                1997
     PhotoWorks(R) Plus - How to Use Every Feature(C)...                1996
     ------------------------------------------------
     FilmWorksNet(TM)...................................                1996
     PhotoMail(TM)......................................                1995
     PhotoWorks(R) for Macintosh........................                1995
     PhotoWorks(R) Plus for Windows.....................                1994
     PhotoWorks(R) for Windows..........................                1994
     PhotoWorks(R) for MS-DOS...........................                1994
     Pictures On Disk(TM)...............................                1994
     Pictures Plus(TM) Index............................                1993
     Professor FilmWorks(TM)............................                1992
     Backprinting & Referenced Negatives................                1992
     Easy-Order System..................................                1991
     Express-Mail Delivery..............................                1991

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

  In 1994, the Company introduced Pictures On Disk(TM), which delivers, on a floppy disk, a digital version of each photograph on a roll of film. This product was coupled with the introduction of the Company's internally developed PhotoWorks(R) software, which enables users to create digital albums of their photographs and to incorporate the digital images into text, slide shows and screen savers. PhotoWorks(R) software is available in Microsoft Windows, MS-DOS and Apple Macintosh versions and is provided at no charge with a customer's first order of Pictures On Disk(TM). PhotoWorks(R) is also available for free download over the Internet from the Company's Web site. A more fully featured version, PhotoWorks(R) Plus, is sold directly to customers as an upgrade.

  In 1995, the Company introduced the private delivery of digital images from its laboratory directly to customers over the Internet through its PhotoMail(TM) delivery service. This service was enhanced in 1998 to provide customers easier access and additional features for the images. Customers requesting PhotoMail(TM) delivery are sent an e-mail notifying them that their photographs are ready for downloading at the Company's Web site (www.filmworks.com). Such customers can then share their photographs with friends, family and business associates who may view and download the photographs at no additional charge. Management believes that communication with digital versions of personal photographs is a natural extension of the rapid proliferation of e-mail and other forms of Internet communication.

  In 1996, the Company announced FilmWorksNet(TM), a free service through which its customers can create and upload a private personalized photographic home page to the Seattle FilmWorks Web site using the most recent version of the PhotoWorks(R) software (which is available for download at no charge). By providing the guest password to their home page, Seattle FilmWorks customers can share their photographs with friends, family and business associates worldwide. Both PhotoMail(TM) and FilmWorksNet(TM) provide flexibility and creativity in this new way of sharing photographs. In addition, the Company published

PhotoWorks(R) Plus - How to Use Every Feature(C).  This 260-page reference book
------------------------------------------------
provides customers with detailed information on using the Company's PhotoWorks(R) Plus software.

  In 1997, the Company introduced PhotoWorks(R) Composer, which allows consumers to create frame-ready prints with a variety of backgrounds and create business reports, product sheets, e-mail attachments and newsletters using Pictures On Disk(TM) images. In addition, the Company introduced PictureWorks(TM), a service that allows customers to upload personal digitized images directly to the Company for printing digital images on photographic paper. The software for this service is available for free download over the Internet from the Company's Web site and is included with the Company software products PhotoWorks(R) Plus and PhotoWorks(R) Composer.

  In November 1997, the Company introduced PhotoWorks(R) Cards, a service which allows customers to create greeting cards using proprietary software included on PhotoWorks(R) Plus and PhotoWorks(R) Composer. The software enables customers to create a variety of photo greeting cards from Pictures on Disk(TM) images, then upload these files to Seattle FilmWorks for printing on photographic paper.

  In July 1998, the Company enhanced Pictures on Disk(TM) by beginning to deliver the digital version of each roll of film on a CD instead of a floppy disk. This enables the Company to provide higher quality digital images and also to include PhotoWorks(R) and other software with the images. In 1998, the Company introduced an improved PhotoMail(TM) service which provides customers faster and easier access to their pictures. Additionally, the Company introduced a digital reprint service, allowing customers purchasing digital products to order reprints over a touch-tone telephone.

  Although mail-order photofinishing is viewed as a convenience by many consumers, mail-order turnaround time (generally seven to ten days) is longer than many alternative sources for photofinishing services (in some cases within one hour). The Company has addressed this issue by offering the option of express-mail pickup and delivery service by means of the U.S. Postal Service for an extra charge and with an immediate delivery-after-processing option through its PhotoMail(TM) Internet delivery service. However, turnaround time remains a competitive disadvantage for the Company.

  Management believes that the prices for its services and products are competitive. However, the Company has chosen not to compete primarily on the basis of price, but rather by offering a variety of value-added, innovative and high-quality services and products, thereby seeking to differentiate itself from other photofinishers.

  The Company also provides a variety of reprint and enlargement services for its mail-order customers, as well as selling 35mm rolled film, single-use cameras and photofinishing supplies on a wholesale basis to photofinishing minilabs, retail stores and commercial users of photographic film. These products are packaged by the Company and marketed under the brand OptiColor(TM) Film & Photo. Rolled film and single-use cameras are also marketed on a private label basis with the customer specifying its own brand name. Although it represents a small percentage of revenues, the Company also provides photofinishing services on private label and retail bases. The Company also licenses certain digital technology, including Pictures On Disk(TM) and PhotoWorks(R), to other photofinishers outside of the U.S.

  Net revenues generated by sales outside the United States accounted for 3.7% of the Company's total net revenues in fiscal 1998, as compared to 6.6% in fiscal 1997 and 8.5% in fiscal 1996. In the fourth quarter of fiscal 1998, the Company discontinued its international wholesale film sales to certain markets in Asia.

RESEARCH AND DEVELOPMENT

  Through internal and external research and development efforts, the Company has developed innovative digital media and photofinishing services and products. The Company seeks to identify customer needs and shifts in consumer preferences in order to design or refine the Company's services and products. In fiscal 1998, fiscal 1997, and fiscal 1996, the Company incurred research and development expenses of $588,000, $696,000 and $732,000, respectively, primarily in connection with development and enhancement of its FilmWorksNet(TM), PhotoMail(TM), PhotoWorks(R), Pictures On Disk(TM) PictureWorks(TM), and most recently, Pictures On Disk(TM) on CD. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER SERVICE AND SUPPORT

  Management believes that customer satisfaction is critical to the Company's ongoing success. The Company has a 100% satisfaction-guarantee policy under which it will provide a full refund if a customer's complaint cannot otherwise be resolved.

  The direct-to-consumer photofinishing business involves contacts with a large number of customers. For customer convenience, the Company provides toll-free telephone access at 1-800-FILMWORKS. As of November 21, 1998, the Company had a customer service staff of 60, which is equipped with direct access to the Company's database and is trained to promote certain of the Company's services and products, as well as to answer questions regarding order status, basic photography and photofinishing and use of PhotoWorks(R) software. On average, in a week the Company's customer support personnel respond to approximately 36,000 telephone calls from customers, 2,500 written inquiries and 22,500 e-mail messages. The majority of these inquiries are general information requests and order status inquiries. In addition, the Company offers free pre-recorded mini-lessons on photography over the telephone from its Professor FilmWorks(TM) service.

  The Company also maintains a Web site on the Internet (www.filmworks.com). While on-line, customers may download Pictures On Disk(TM) orders and versions of Company software, create and view personal home pages, access answers to frequently asked questions, upload images for printing at Seattle FilmWorks, obtain the status of their orders and send electronic messages to customer service.

OPERATIONS

  The Company operates a single laboratory in Seattle, Washington, which is designed to produce consistent, high-quality photofinishing. The system is designed for 24-hour in-house processing of most photofinishing orders. The photofinishing process begins with the entry of each order into the Company's customer database, primarily using information provided by the customer. Each roll received for processing is bar-coded with an identification number which enables the tracking of each order throughout the production process. Following order entry, individual rolls of film are spliced together into a reel of film which is then developed as a batch. Once the film is developed, each negative is computer analyzed, and the color-corrected image is printed on photographic paper using state-of-the-art equipment. Order information is then printed on the back of customers' prints and the corresponding information is printed on a paper tab which is attached to the sleeved negatives. After a visual quality inspection, the orders are packaged for delivery to the customer. If requested by the customer, photographs are digitized and delivered through the mail on CD or floppy diskettes or via download over the Internet. Although much of the photofinishing and order handling process has been automated, trained personnel operate machinery and regularly monitor product quality with the assistance of computerized control and measurement systems.

  The Company has the ability to process various types of 35mm color film, including those manufactured by Eastman Kodak Company, Fuji Photo Film U.S.A., Inc., Konica U.S.A., Inc., Imation Enterprises Corp., Agfa Division of Bayer Corporation ("Agfa") and other major producers of conventional 35mm color negative film. The Company also has the ability to process 35mm color negative film manufactured by Eastman Kodak Company for professional motion picture studios which has been packaged by the Company or others for use in 35mm still cameras. In addition, the Company can process 24mm format Advanced Photo System ("APS") film with special equipment acquired during fiscal 1998.

  Currently, the Company estimates that it is capable of processing up to approximately 200,000 rolls of film per week with its existing facilities and equipment. The Company will continue to expand its processing facility in fiscal 1999.

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

MANAGEMENT INFORMATION SYSTEMS

  Management information systems ("MIS") are an essential component of the Company's strategy to provide superior service to its customers, as well as to effectively support internal operations. The systems support all major aspects of the Company's business, including mail-order operations, order entry, production, warehousing, distribution, purchasing, inventory control and customer service, as well as various financial systems and electronic communication systems. All shared data, including the Company's customer database files, are backed up on a regular basis, with tapes stored in an off-site secure facility. The Company uses MIS to automate much of its photofinishing and digital imaging operations.

  In fiscal years 1998 and 1996, the Company replaced and upgraded a portion of its systems software and hardware. The Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including events associated with continuing software and hardware upgrades. However, the Company could still experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results. See "Risk Factors-- Dependence on Production Capabilities, Statistical Models and Management Information Systems" and "--Year 2000."

COMPETITION

  The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed has declined during the 1990s, according to photofinishing industry data. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company. The Company faces competition in the consumer photofinishing market from other direct marketers and from competitors in other distribution channels, including much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. The largest of the wholesale photofinishers are Qualex Inc., and Fuji TruColor, Inc. In addition, management believes that the largest mail-order photofinishers include District Photo Inc. (dba York and Clark Labs) and Mystic Color Lab Inc.

  Management believes that the principal competitive factors in the consumer photofinishing industry are price, convenience, range of available services, quality of processing, speed of service and product differentiation. There are no significant proprietary or other barriers to entry into the photofinishing industry. The Company has sought to differentiate its photofinishing services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. Some of these competitors have introduced products which compete with the Company's Pictures On Disk(TM) and PhotoWorks(R) products. For example, Eastman Kodak and American On Line ("AOL") announced their plans to introduce a digital image delivery service through AOL's website. See "Business--Photofinishing Industry and Direct-Marketing Overview."

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

  The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products involving new technologies could render existing services and products obsolete. The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs. For example, the commercialization of filmless digital imaging technologies may have a negative impact on the photofinishing industry. In addition, APS, which includes a 24mm film format, is a small but growing percentage of the film that the Company is asked to process. To respond to customer requests, the Company purchased equipment in fiscal 1998 in order to offer processing services for this format. The development of these or other new technologies or any failure by the Company to anticipate or successfully respond to such developments could have a material adverse effect on the Company's business, financial condition and operating results. See "Risk Factors-- Competition" and "--Rapid Technological Change."

PROPRIETARY TECHNOLOGY

  The Company markets its services and products under registered and common-law trademarks and service marks, including Seattle FilmWorks(R), OptiColor(TM) Film & Photo, Pictures On Disk(TM), Pictures On Disk(TM) on CD, PhotoMail(TM), PhotoWorks(R), Pictures Plus(TM) Index, Professor FilmWorks(TM),
PictureWorks(TM) and FilmWorksNet(TM). See "Risk Factors--Intellectual
Property."

  The Company considers a large portion of its PhotoWorks(R) software, its process for production of Pictures On Disk(TM) and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. The Company, however, does attempt to protect its proprietary rights to software through a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements, by restricting access to certain portions of its premises and by including contractual restrictions on use and disclosure in its end-user licenses. The legal and practical enforceability and extent of liability for violations of license agreements are unclear.

  This Report contains trademarks other than those of the Company.

GOVERNMENTAL REGULATION

  The Company's direct-mail operations, including its transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The law relating to the liability of on-line services companies, Internet access and/or content providers, Web hosts and electronic publishers for information carried on or disseminated through their systems for, among other things, infringement of copyrighted material or trademarks, violations of personal rights of privacy and publicity and dissemination of material legally judged to be obscene, indecent or defamatory, is currently unclear. Such claims have been brought, some of which have been successful, against on-line services, including a case against Prodigy. Some states have enacted legislation which makes the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. In addition, the Telecommunications Act of 1996 (the "Telecommunication Act") imposes, in some circumstances, liability for or prohibits the transmission over the Internet of certain types of information and content. Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. This could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements. See "Risk Factors--Dependence on the Internet and Potential Liability for Content" and "--Governmental Regulation."

ENVIRONMENTAL COMPLIANCE

  The Company's photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. The Company actively monitors its compliance with applicable regulations and works with regulatory authorities to ensure compliance. To the best of management's knowledge, the Company has never received a significant citation or fine for failure to comply with applicable environmental requirements. However, changes in environmental regulations or in the kinds of chemicals used by the Company could impose the need for additional capital equipment or other requirements. See "Risk Factors--Potential Adverse Impact of Environmental Regulations."

EMPLOYEES

  As of November 21, 1998, the Company had 681 employees, of whom approximately 508 were engaged in production operations, 79 in administration, 26 in marketing, 60 in customer service and 8 in research and development. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of November 30, 1998 were:

Name                        Age      Position
------------------------------------------------------------------------------------
Gary R. Christophersen       52      President, Chief Executive Officer and Director
Michael F. Lass              44      Vice President-Operations
Case H. Kuehn                46      Vice President-Finance, Chief Financial Officer
                                       and Treasurer
Gary T. Tashjian             45      Vice President-Marketing
Annette F. Mack              41      Vice President-Human Resources
Sam Rubinstein               81      Director
Douglas A. Swerland          53      Director
Craig E. Tall                52      Director
Peter H. van Oppen           46      Director

     Directors are divided into three classes, with each class as nearly equal in number as possible with one class elected at each annual meeting to serve for a three-year term. Directors may be removed only for cause and only by a vote of a majority of shares of the Company's common stock entitled to vote on an election of directors. Officers serve at the discretion of the Board of Directors.

  GARY R. CHRISTOPHERSEN, has been the Company's President and Chief Executive Officer since August 1988. Mr. Christophersen joined the Company in January 1982 as Vice President-Operations and has served as a Director of the Company since 1982. From May 1983 to August 1988, Mr. Christophersen was a Senior Vice President of the Company and its General Manager.

  MICHAEL F. LASS, has been the Company's Vice President-Operations since September 1988. Mr. Lass joined the Company in 1984 as Manager of Operations. From 1982 to 1984, Mr. Lass was Vice President and General Manager of Breezin' Sportswear, a manufacturer and marketer of sportswear, and, from 1980 to 1982, General Manager and a director of Mountain Safety Research, Inc., a manufacturer of outdoor recreational products.

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

  GARY T. TASHJIAN, has been the Company's Vice President-Marketing since May 1998. From October 1991 to January 1997, Mr. Tashjian was employed by Eddie Bauer, Inc., as Manager of Relationship Marketing and Director of Retail Marketing. From January 1990 to October 1991, Mr. Tashjian was Director of Marketing Communications for Holland America Line/Westours, Inc.

  ANNETTE F. MACK, has been the Company's Vice President-Human Resources since January 1996. Ms. Mack joined the Company in March 1986 as Human Resources Manager, and, from August 1988 to December 1995, was its Director of Human Resources.

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

  DOUGLAS A. SWERLAND became a Director of the Company in October 1988. In December 1993, Mr. Swerland founded and became the Chairman and Chief Executive Officer of SAVI, Inc., a clothing superstore retailer specializing in men's and women's apparel and accessories. Mr. Swerland had been employed by Jay Jacobs, Inc., the operator of a chain of specialty retail apparel stores, in various capacities beginning in 1969, most recently as President and a director from 1978 to November 1993.

  CRAIG E. TALL became a Director of the Company in October 1988. Since September 1990, Mr. Tall has been an Executive Vice President of Washington Mutual, Inc., a bank holding company. In addition, since April 1987, Mr. Tall has been an Executive Vice President of Washington Mutual Bank.

  PETER H. VAN OPPEN became a Director of the Company in October 1988. Since February 1994, Mr. van Oppen has been Chairman and Chief Executive Officer of Advanced Digital Information Corporation ("ADIC"), a manufacturer of automated tape data libraries for network and workstation markets. ADIC was a wholly-owned subsidiary of Interpoint Corporation, a diversified publicly-traded manufacturer, until it was spun-off as a separate public company in October 1996. Mr. van Oppen served as a Director of Interpoint from 1984 to 1996, President and Chief Executive Officer from 1989 to 1996 and Chairman and Chief Executive Officer from 1995 through October 1996. Mr. van Oppen is also a Director of ADIC, Spacelabs Medical, Inc., a provider of integrated healthcare information systems and medical devices and Key Technology, Inc., a manufacturer of automated inspection and sorting systems.

                                 RISK FACTORS

  In addition to the other information in this Report, the following risk factors should be carefully considered in evaluating the Company and its business.

ABILITY TO SUSTAIN AND MANAGE GROWTH

  Until fiscal 1998, the Company experienced significant growth in revenues and profitability. This growth occurred despite little or no growth in the U.S. photofinishing industry throughout most of the 1990s and an actual decline in the number of rolls processed by the mail-order portion of the domestic photofinishing market during the same period. Future growth of the Company's revenues and profitability is dependent in large part on its ability to acquire new customers at a reasonable cost. The Company may not grow or effectively be able to manage its growth. The Company could acquire other businesses that are compatible with the Company's business, but the Company has no current understanding, agreement or arrangement to make any acquisitions. Acquisitions involve numerous risks, which could have a negative effect on the Company's business, financial condition and operating results. Additional information related to growth can be found in the risk factors, under "Business-Photofinishing Industry and Direct Marketing Overview" and in "Item 7 of Part II
- Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears later in this report.

DEPENDENCE ON DIRECT-MARKETING PROGRAMS; ACCOUNTING FOR CUSTOMER ACQUISITION

  Management uses its direct-marketing programs, which since the early 1980's have been primarily based on its customer acquisition technique of offering two rolls of film for $2.00 or less, as its primary customer acquisition technique to get new customers. The Company devotes substantial resources to implement and test direct-marketing programs to improve the efficiency of its customer acquisition and retention efforts. There can be no assurance that the Company's customer acquisition and retention efforts will be effective. If the Company fails to market successfully against competitors it could have a negative effect on the Company's business, financial condition and operating results. Additional information related to marketing can be found in the risk factors, under "Business-Marketing and Customer Acquisition" and "-Competition" which is in the risk factor section of this report.

  Until the fourth quarter of fiscal 1998, the direct costs of the customer acquisition program, primarily the cost of film, postage and printed materials for the Company's free or low-cost film offers sent to prospective and existing customers, but excluding advertising costs, were deferred and amortized over a period of up to three years as part of customer acquisition costs. The Company established amortization rates for these capitalized assets based on estimates of the timing of future roll processing volumes per customer. Rates of amortization were compared from time to time with the actual timing of roll processing volumes in order to assess whether the amortization rates appropriately matched the direct costs of customer acquisition with the related revenues. During the fourth quarter of fiscal 1998, management concluded that lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company recorded a pre-tax charge of $613,000 relating to accelerating amortization of customer acquisition costs. In addition, as a result of recent negative trends in customer responses, the Company's marketing plans and Internet and retail distribution strategies, management concluded that the net profit margin on identifiable responses will be insufficient to justify deferring such costs in the future due to the trend of lower response rates and to an expected decline in the percentage of identifiable responses to individual programs. Starting with the first quarter of fiscal 1999, the Company will expense all customer acquisition costs as incurred. In addition, management estimates twelve months to be the period in which the benefits of these previously capitalized marketing costs will be able to be identified before the ability to determine the source of the response becomes obscured by supplemental marketing efforts to this customer base. Therefore, the Company will amortize the $16,800,000 of capitalized customer acquisition costs, as of September 26, 1998, over a twelve month period on a straight-line basis. As a result of the twelve-month amortization of previously capitalized costs and the expensing of costs on a current basis, operating expenses related to customer acquisition activities will increase significantly in fiscal 1999 compared to prior periods. Additional information related to marketing expenses can be found in "Item 7 of Part II - Management's Discussion and Analysis of Financial Condition and Results of Operations" which is in this report.

RAPID TECHNOLOGICAL CHANGE

  The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products which use new technologies could render existing services and products obsolete. The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy changing consumer needs. For example, digital cameras that do not use traditional film may have a negative impact on companies such as Seattle FilmWorks which primarily process traditional film-based images and slides. The development of these or other new technologies, or failure by the Company to anticipate or successfully respond to such developments, could have a negative effect on the Company's business, financial condition and operating results. Additional information can be found in the risk factors under "Business-Competition."

FLUCTUATIONS IN QUARTERLY RESULTS AND SEASONALITY

  The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future. Changes can occur due to sales mix, promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, and foreign currency exchange rates. In addition, changes can occur due to conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors. Demand for the Company's photo-related services and products is seasonal, with the highest volume of photofinishing activity occurring during the summer months. Seasonality may be offset by introduction of new services and products, by increasing or decreasing marketing activity, and other factors. As a result, the Company's operating results for any period are not necessarily what can be expected for any future period. During fiscal 1999, the Company will experience significant variations between quarters and in comparison to prior periods due to the timing of marketing promotions, the twelve-month amortization of previously deferred customer acquisition costs, and the variations in customer acquisition costs which will be recognized as incurred. The Company's operating results in a future period may be below the expectations of public market analysts and investors and the price of the Common Stock may decline. Additional information can be found in the risk factors, under "Dependence on Direct-Marketing Programs; Accounting for Customer Acquisition", and in "Item 7 of Part II - Management's Discussion and Analysis of Financial Condition and Results of Operations" which is contained in this report.

COMPETITION

  The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed declined during the 1990s, according to photofinishing industry data. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company. The Company faces competition in the consumer photofinishing market from other direct marketers and from competitors in other distribution channels, including much larger companies. These companies provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher. Many of these competitors provide photofinishing service within hours. There are no significant proprietary or other barriers to entry into the photofinishing industry. Many of the Company's competitors offer similar photofinishing services and products at lower prices and with a more rapid turnaround time than those offered by the Company. However, the Company has sought to differentiate its photofinishing services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. There can be no assurance the Company will continue to compete effectively through development of innovative services and products or respond appropriately to industry trends or to activities of competitors. The wholesale distribution market for rolled film, single use cameras and photofinishing supplies is highly competitive and is dominated by suppliers that manufacture what they sell. Competitors may have lower costs of goods for these items than the Company. In addition, the Company is a defendant in a claim filed by Fuji Photo Film Co., Ltd. ("Fuji") with the International Trade Commission. Fuji alleges that a number of companies, including the Company's OptiColor subsidiary, violate patents on single use cameras by bringing recycled single use cameras into the United States for resale. If Fuji prevails in this action, the Company's ability to compete in the single-use camera market will be negatively affected. The Company may not be able to compete effectively with current or future competitors and the competitive pressures faced by the Company may have a negative effect on the Company's business, financial condition and operating results. See "Business-Competition" and Item 3 - "Legal Proceedings."

DEPENDENCE ON KEY PERSONNEL

  The Company's success depends in large part on the abilities and continued service of its executive officers and other key employees, in particular Gary R. Christophersen, the Company's President and Chief Executive Officer. These individuals, including Mr. Christophersen, are not subject to employment agreements that would prevent them from leaving the Company. There can be no assurance that the Company will be able to retain the services of such executive officers and other key employees. The loss of key personnel could have a negative effect on the Company's business, financial condition and operating results. See "Management."

DEPENDENCE ON THE INTERNET AND POTENTIAL LIABILITY FOR CONTENT

  The Company offers private delivery of digital images from its laboratory directly to customers over the Internet through its PhotoMail(TM) delivery service. The Company also provides FilmWorksNet(TM), a free service to its customers through which customers can create and upload a private personal photographic home page to the Seattle FilmWorks Web site for viewing by friends, family and business associates to whom the customer gives a guest password, and PictureWorks(TM), a service that allows customers to upload personal digitized images directly to the Company for printing high definition digital images on photographic paper. Although the Company provides its services and products through multiple distribution channels, the Company's success may depend in part on the continued expansion of the Internet and its network infrastructure.
Rapid growth in interest in and use of the Internet is a recent phenomenon, and the Company's Internet-related services may not prove to be a competitive advantage.

  Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect both the growth of Internet use and the Company's financial results. The laws relating to the liability of on-line services companies, Internet access and/or content providers, Web hosts and electronic publishers for information carried on or disseminated through their systems for, among other things, infringement of copyrighted material or trademarks, violations of personal rights of privacy and publicity and dissemination of material legally judged to be obscene, indecent or defamatory, is currently unclear. Claims have been brought, some of which have been successful, against on-line services, including a case against Prodigy. Some states have enacted legislation which makes the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. In addition, the Telecommunications Act of 1996 imposes, in some circumstances, liability for or prohibition against the transmission over the Internet of certain types of information and content. Other legislation currently before Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. This could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements. From time to time, the Company has assisted authorities in the discovery and prosecution of child pornography. However, the Company does not assume responsibility to edit the content of its customers' photographs, slides, digital images or personal home pages unless responding to a specific complaint. The potential liability for content made available over the Internet through its Web site could require the Company to implement additional measures to reduce its exposure to such liability, which may require it to incur significant costs or discontinue certain service or product offerings. The Company carries general liability insurance, but such insurance may not cover potential claims of this type or may not be adequate to compensate the Company for any liability that may be imposed for information carried on or disseminated through its systems. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a negative effect on the Company's business, financial condition and operating results. See "Business-Governmental Regulation."

RELIANCE ON KEY VENDOR AND SUPPLIER RELATIONSHIPS; FOREIGN SOURCING

  The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa Photo Imaging Systems, a division of Bayer ("Agfa") and Imation Enterprises, Corp., its supply of Eastman Kodak motion picture film as surplus from motion picture studios and television production companies, and its photographic paper and chemicals from a single supplier, Eastman Kodak. The individual cassettes into which the Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. The Company obtains new and recycled single use cameras principally from suppliers in China. In addition, the Company acquires photofinishing equipment to maintain and increase photofinishing production capacity. As there are relatively few suppliers of film, photographic paper and chemicals and photofinishing equipment, the elimination of any one supplier or failure of a supplier to deliver specified goods could cause a material disruption in the Company's operations and could materially adversely affect the Company's business, financial condition and operating results.

  Other than agreements with Agfa and Eastman Kodak, which are subject to termination under certain circumstances, the Company has no significant long-term purchase contracts or agreements to insure continued supply, pricing or access to film, paper, chemicals or cassettes. During fiscal 1997, the Company experienced a delay in the delivery and implementation of certain new equipment. This delay caused production problems which led to extended delivery times to customers. Management believes the Company lost a significant number of customers due to the extended delivery times. In addition, the Company has experienced limited delays in the delivery of certain supplies and equipment in the past, but these delays have not had a significant impact on the Company's operations. While management believes that alternate sources of film, paper, chemicals, cassettes and equipment are available, it is not known if the Company will be able to continue to meet its requirements for supplies and equipment. The Company may not be able to purchase sufficient quantities or on terms as favorable to the Company as those currently available. Also, changing to an alternate supplier may cause delays, reduced quality or other problems. The Company's operations may be adversely affected by political instability resulting in disruption of trade with foreign countries in which the Company's contractors and suppliers are located. Existing or potential duties, tariffs or quotas may limit the quantity of certain types of goods that may be imported into the United States. Sales of the Company's services and products on a direct-to-consumer mail-order basis largely depend on the U.S. Postal Service and other common carriers for receipt of orders and delivery of processed film or other products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or other common carriers or extended interruptions in postal deliveries could negatively affect the Company's business, financial condition and operating results. See "Business-Operations" and "-Suppliers."

DEPENDENCE ON PRODUCTION CAPABILITIES, STATISTICAL MODELS AND MANAGEMENT INFORMATION SYSTEMS

  The Company depends on its management information systems to process orders, provide rapid response to customer inquiries, manage inventory and accounts receivable collections, and purchase, sell and ship products efficiently. In fiscal 1998 and 1996, the Company replaced and upgraded a portion of its systems software and hardware. The Company took a number of precautions against certain events that could disrupt its management information systems, including events associated with continuing software and hardware upgrades. The Company may experience systems failures or interruptions, which could negatively affect its business, financial condition and operating results. See "Business--Management Information Systems" and "--Year 2000."

  The Company also depends on statistical models developed to measure the effectiveness of its marketing programs and on its employees who are knowledgeable about such models. The Company continually faces risks regarding the availability and cost of labor, the potential need for additional capital equipment, plant and equipment obsolescence, quality control, excess or insufficient capacity and disruption in the Company's operations. The loss of employees knowledgeable about the Company's statistical models or a disruption in the Company's photofinishing or direct-marketing operations could negatively affect the Company's business, financial condition and operating results. See "Business--Operations" and "--Suppliers."

GOVERNMENTAL REGULATION

  The Company's direct-mail operations are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. From time to time the Company has modified its methods of doing business and its marketing operations in response to inquiries and requests from regulatory authorities. To date, such changes have not adversely affected the Company's business. However, future regulatory requirements or actions may negatively affect the Company's business, financial condition and operating results. See "Business--Governmental Regulation."

POTENTIAL ADVERSE IMPACT OF ENVIRONMENTAL REGULATIONS

  The Company's photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. The Company actively monitors its compliance with applicable regulations and works with regulatory authorities to ensure compliance. Changes in environmental regulations or in the kinds of chemicals used by the Company may impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use or adequately restrict the discharge of hazardous substances under present or future regulations could subject it to substantial liability. This could cause its operations to be suspended. Such liability or suspension of operations could negatively affect the Company's business, financial condition and operating results. See "Business--Environmental Compliance."

STATE SALES TAX

  Many states impose taxes on the sale or use of products and the sale of certain services within the taxing state's borders. If a seller of taxable products or services is subject to the jurisdiction of a taxing state, the state may impose a sales tax directly on the seller. The state may impose a duty on the seller to collect a sales or use tax from its customers. A seller is generally considered subject to the jurisdiction of a taxing state for sales or use tax purposes when it has an in-state presence that is beyond de minimis. An in-state presence can include soliciting orders for sales in the taxing state either in-person or through an employee or other agent. The Company currently collects and pays sales tax only with respect to shipments in the state of Washington. The Company structured its operations in a manner designed to minimize the likelihood that it has more than a de minimis physical presence in any state other than Washington. However, if a state taxing authority determines that the Company has established more than a de minimis physical presence in that particular state, the Company could be obligated to collect and pay a sales or use tax on some sales of its services and products. If the Company is found liable by a state taxing authority for unpaid prior sales and use taxes, such liabilities could negatively affect the Company's business, financial condition and operating results. From time to time, legislation has been introduced in the U.S. Congress that, if enacted into law, would impose a state sales or use tax collection obligation on out-of-state mail-order companies such as the Company. Enactment of any such legislation could negatively affect the Company's business, financial condition and operating results. In October 1998, Congress passed the "Federal Internet Tax Freedom Act". This bill imposes a three-year moratorium on new taxes on Internet access fees and on new state taxes that discriminate or result in multiple taxation. A commission, the Advisory Commission on Electronic Commerce, will review taxation of Internet activities and taxation of other forms of remote selling such as mail order, telemarketing and other forms of electronic commerce.

INTELLECTUAL PROPERTY

  The Company considers a large portion of its PhotoWorks(R) software, its process for production of Pictures On Disk(TM), and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. The Company markets its services and products under registered and common-law trademarks and service marks, including Seattle FilmWorks(R), OptiColor(TM) Film & Photo, Pictures On Disk(TM), Pictures On Disk(TM) on CD, PhotoMail(TM), PhotoWorks(R), Pictures Plus(TM) Index, Professor FilmWorks(TM), PictureWorks(TM) and FilmWorksNet(TM).

  The Company considers a large portion of its PhotoWorks(R) software, its process for production of Pictures On Disk(TM) and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. The Company, however, does attempt to protect its proprietary rights to software through a combination of copyright, trademark and trade secret laws and employee and third-party nondisclosure agreements, by restricting access to certain portions of its premises and by including contractual restrictions on use and disclosure in its end-user licenses. The legal and practical enforceability and extent of liability for violations of license agreements are unclear. See "Business-- Proprietary Technology."

POSSIBLE VOLATILITY OF STOCK PRICE

  The market price of the Common Stock has been, and is likely to continue to be, volatile. There can be no assurance that the market price of the Common Stock will not change significantly from its current level. The market price of the Common Stock is subject to significant changes in response to a number of factors. Some factors are actual or anticipated changes in the Company's quarterly operating results, the introduction of new services or products by the Company or by its competitors and changes in other conditions or trends in the Company's industry. It is also subject to changes in governmental regulations, changes in securities analysts' estimates of the Company's, its competitors' or the industry's future performance or general market conditions. See Item 7 of
Part II-"Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has a substantial effect on the market prices of securities of many smaller public companies which do not relate to the operating performance of such companies. Market conditions can negatively affect the market price of the Common Stock. See "Price Range of Common Stock."

YEAR 2000

     The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 systems failures. Year 2000 issues arise because some computer software and hardware ("computer systems") were designed to handle only a two-digit year, not a four-digit year (e.g. 1997 is seen by the computer as "97"). When the year 2000 begins, these computer systems may interpret "00" as the year 1900 and not 2000, and could either stop processing date-related computations or process them incorrectly.

     In order to minimize the impact of the Year 2000 on the Company, a Year 2000 committee has been established for the evaluation and management of risks associated with material Year 2000 issues. The committee's plan includes a review of material computer and imbedded systems that the Company currently has in place, modification or replacement of such systems if required, assessment of Company's software products as relates to Year 2000 issues, inquiry to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues and the development of contingency plans in the event material Year 2000 issues arise in Company or third-party computer systems. The Company estimates that as of November 30, 1998, it had completed approximately 60% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the 60% of the initiatives are in process and expected to be completed on or about June 30, 1999. The Company anticipates that testing of additional systems and required modifications or replacements will be completed by June 30, 1999. As of September 26, 1998, the Company has not expended any material amount to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications, upgrades or replacements unrelated to Year 2000 issues. Other non-Year 2000 information system efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company does not anticipate spending material amounts for additional testing, modification, upgrade and replacement related to Year 2000 during fiscal year 1999. Based on current and anticipated operating needs, many of the Company's critical computer systems do not rely on a two-digit year field as part of the process or are in the process of being replaced with more technologically advanced versions. Each new system being installed has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being replaced, include, but are not limited to, the Company's accounting system, inventory control system, workstation and network operating systems. The remaining computer and imbedded systems, including but not limited to, plant equipment, alarm systems, phone equipment and general office equipment are currently being reviewed for Year 2000 compliance as part of the overall plan for testing and modification referenced above. The Company has determined that most products the Company sells in the ordinary course of business do not have issues relating to Year 2000. Software products previously supplied by the Company, in some cases, may display an incorrect date but will continue to function. At their option, customers may upgrade to newer versions of the Company's software to correct the date display. Any Year 2000 issues in products sold by the Company that are manufactured by another vendor will be referred to that vendor.

     In addition to reviewing its own computer systems, the Company has sent letters to material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, service providers, and other companies with which the Company has material business relationships in order to assess these companies' state of Year 2000 readiness. These letters request, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. As of November 30, 1998, the Company had received responses from approximately 30% of such third parties, and 90% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, has been completed, with responses due by December 31, 1998. To date, the Company has not received from any third-party provider with which a material business relationship exists notice of a material Year 2000 issue or inability to address material Year 2000 issues prior to the Year 2000. The Company is not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. If the Company were to experience a material disruption in its computer systems from Year 2000 issues, the Company is prepared to conduct business, particularly the processing of customer orders, utilizing manual processes and third party vendors and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans.

ANTITAKEOVER CONSIDERATIONS

  The Company's Board of Directors has the authority, without requiring shareholder approval, to issue up to 2,000,000 shares of Preferred Stock and to define the rights and preferences of those shares. This authority, together with certain provisions of the Articles, including those providing for a classified board and removal of directors only for cause, and the Washington Business Corporation Act, may discourage takeover attempts or tender offers that could result in shareholders receiving a premium over the market price for the Common Stock or that shareholders may otherwise consider to be in their best interests.

ITEM 2 - PROPERTIES

     The Company's headquarters are located in Seattle, Washington. This 60,000 square foot building which houses the Company's photofinishing and mail-order operations, is occupied under a lease which expires in September 2005, with an option to extend for an additional five years.

     The Company has a lease agreement for 46,000 square feet of office and production space adjoining the Company's headquarters. This lease expires September 2000 with two options to extend for additional five-year periods through September 2010.

     The Company also occupies 80,000 square feet in a building primarily used for warehouse storage. This building, located in Seattle, Washington, is occupied under a three-year lease expiring January 31, 1999, with options to extend the lease for two additional one-year periods to January 31, 2001.

     The Company has various leases for its retail store locations with lease terms generally ranging from three to five years.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is a defendant in a legal proceeding filed by Fuji Photo Film Co., Ltd. ("Fuji") with the International Trade Commission ("ITC") on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents on single use cameras through the importation and resale into the U.S. of recycled cameras. Fuji is seeking an order prohibiting importation of the alleged infringing cameras into the U.S. and prohibiting further sales of such products which have been imported. Sales of recycled cameras accounted for 3.8% of the Company's net revenues during fiscal 1998. An evidentiary hearing before an ITC Administrative Law Judge ("ALJ") was held in November, 1998 and the ALJ is expected to issue an initial decision in February, 1999. Such decision is subject to review by the ITC Commissioners, who would then issue a final decision, most likely in May, 1999. That decision would be subject to appeal to the Federal Circuit Court of Appeals. In addition, the Company is involved in various routine legal proceedings incident to the ordinary course of its business.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                 PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

  The Company's Common Stock trades on the Nasdaq National Market under the symbol "FOTO." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on Nasdaq, as adjusted for stock splits.

                                                   HIGH           LOW
                                                   ----           ---
Fiscal Year Ended September 26, 1998
       First Quarter........................       $12.19       $ 8.50
       Second Quarter.......................        12.00         7.88
       Third Quarter........................        13.19         6.06
       Fourth Quarter.......................         8.25         3.00
     Fiscal Year Ended September 27, 1997
       First Quarter........................       $15.00       $11.67
       Second Quarter.......................        13.67         9.83
       Third Quarter........................        12.88         9.50
       Fourth Quarter.......................        14.56        11.00

     On November 30, 1998, the last sale price reported for the Common Stock was $3.25 per share and as of that date, the Common Stock was held by an estimated 9,700 shareholders with approximately 547 holders of record.

  The Company has never declared or paid cash dividends on the Common Stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank loan agreement from declaring any dividends on shares of its capital stock without the bank's prior consent. The Company currently intends to retain its earnings, if any, for developing its business.


ITEM 6 - SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's consolidated statements of income for the years ended September 26, 1998, September 27, 1997 and September 28, 1996 and the Company's consolidated balance sheets at September 26, 1998 and September 27, 1997 are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and their related footnotes. The selected income statement data for the years ended September 30, 1995 and September 24, 1994 and selected balance sheet data at September 28, 1996, September 30, 1995 and September 24, 1994 are derived from audited consolidated financial statements which are not included in this report.

                            SEATTLE FILMWORKS, INC.
                            SELECTED FINANCIAL DATA
                (in thousands, except per share and share data)


                                                                               FISCAL YEARS
                                         ------------------------------------------------------------------------------
                                                1998                1997            1996           1995           1994
=======================================================================================================================
CONSOLIDATED INCOME STATEMENT DATA:
----------------------------------

Net revenues                             $    96,716         $   101,189     $    84,152    $    62,185    $    49,753

Gross profit                                  40,693              42,565          34,993         24,057         18,907

Operating expenses                            30,506              27,752          23,084         15,729         12,709

Net income                               $     7,575         $    10,145     $     8,017    $     5,682    $     4,438
                                         ===========         ===========     ===========    ===========    ===========

Income as a percent of revenues                  7.8%               10.0%            9.5%           9.1%           8.9%

Diluted earnings per share*              $       .43         $       .57     $       .45    $       .33    $       .24
                                         ===========         ===========     ===========    ===========    ===========

Weighted average shares and
 equivalents outstanding - Diluted*       17,474,000          17,770,000      17,726,000     17,430,000     18,431,000
                                         ===========         ===========     ===========    ===========    ===========

CONSOLIDATED BALANCE SHEET DATA:
-------------------------------

Capitalized customer acquisition
 expenditures                            $    16,800         $    13,882     $    11,334    $     7,356    $     4,458

Total assets                                  55,116 **           51,366          37,826         28,244         18,835

Long-term obligations                            706                   0               0              0              0

Shareholders' equity                     $    43,701 **      $    37,601     $    26,675    $    17,932    $    11,347
                                         ===========         ===========     ===========    ===========    ===========

See notes to consolidated financial statements.

* All share and per share data are retroactively adjusted to reflect a two for one stock split distributed March 16, 1994, a three for two stock split distributed March 15, 1995, a three for two stock split distributed March 15, 1996 and a three for two stock split distributed March 17, 1997.

The earnings per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to consolidated financial statements.

** Reflects the impact of repurchasing 843,367 shares of common stock for $4,829,000 in fiscal year 1998.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

  Statements in this report concerning the Company's strength in Photo-Computing, additional revenue sources, enhancement of customer retention, expected increase in share of the market for reprints, introduction of additional digital services and any other statement which may be construed as a prediction of future performance or events are forward-looking statements, the occurrence of which are subject to a number of known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading "Risk Factors" and elsewhere in this Report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

OVERVIEW

  Seattle FilmWorks, Inc. (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur traditional photofinishing and digital imaging services and products. The Company offers an array of complementary services and products primarily on a mail-order basis under the brand name Seattle FilmWorks(R). To promote its service and products, the Company relies primarily on direct-marketing programs, including the customer acquisition technique of offering two rolls of film for $2.00 or less (the "Introductory Offer"). The Introductory Offer has been nationally advertised in package inserts, newspaper supplements and magazines and through various other direct-response media. Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. This shift in focus included mailing of two rolls of film to users of personal computers, together with materials promoting the Company's digital imaging services and products, such as Pictures On Disk(TM) and PhotoMail(TM) Internet image delivery.

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

  Until the end of fiscal 1998, the direct costs of customer acquisition were capitalized as an asset on the Company's consolidated balance sheet as "capitalized customer acquisition expenditures." Historically, capitalized customer acquisition expenditures relating to prospective customers were amortized over three years, and, beginning in fiscal 1996, capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers were amortized over six months. These amortization rates were based on estimates of the timing of future roll processing volumes per customer. The proportion of capitalized customer acquisition expenditures amortized over three years relative to those to be amortized over six months varied from period to period based on the timing and mix of promotional activities. Based on developments in fiscal 1998 as discussed below, the Company has taken a pre-tax charge to earnings of $613,000 in the fourth quarter of fiscal 1998, relating to the net realizable value of the capitalized customer acquisition cost asset, and has changed its accounting estimate for customer acquisition costs in future periods.

     For approximately 75% of rolls received from customers, the Company has the ability to determine the specific mailing to which a customer is responding. These "identifiable responses" serve as the basis for estimates of future response rates for the purpose of determining the appropriate amortization period and for the purpose of assessing recoverability of the investment in customer acquisition expenditures. Net recoverability estimates of the capitalized costs are assessed each quarter based on identifiable responses to the programs for which costs are recorded as an asset. Specifically, the Company compares amortized expense of customer acquisition programs with the actual profitability of such programs to assess whether the costs are fully recoverable. Quarterly analyses prior to fiscal 1998 indicated that the marketing programs for which costs were capitalized were consistently yielding net profits from identifiable responses in excess of the program costs. During the first three quarters of fiscal 1998, the quarterly analyses showed a decline in net profitability, but capitalized costs appeared to be fully recoverable. As discussed in the 10-Q filing for the third fiscal quarter ended June 27, 1998, management's statistical analysis of marketing programs indicated that photofinishing volumes continued to be adversely affected by extended delivery times experienced by customers during the summer of 1997. Based on this analysis completed in the third fiscal quarter, management believed that these extended delivery times had a negative impact on customer responses. Nevertheless, the amount of net capitalized costs at the end of the third quarter were not in excess of the estimated net profit from identifiable responses expected to be received under the programs in the future.

     During the fourth quarter the overall performance of customer acquisition programs continued to decline. Upon completing the quarterly review of the recoverability of capitalized costs as of September 26, 1998, management concluded lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company reduced the capitalized customer acquisition cost asset by $613,000, or 3.5% of the total asset of $17,400,000, recognizing the $613,000 as a pre-tax expense in the fourth quarter of fiscal 1998 and reducing the capitalized customer acquisition cost asset to $16,800,000 as of September 26, 1998. Management attributes the need for this action to a gradual decline in profitability of the average customer, primarily related to response rates.

     Through fiscal 1998, capitalized customer acquisition costs have been amortized over 36 months on an accelerated basis. Historical statistical data supported this amortization schedule as a good approximation of identifiable responses to specific customer acquisition marketing programs. As a result, this amortization estimate provided a good matching of the amortization of capitalized direct marketing costs with related revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, Accounting for Advertising Costs ("SOP 93-7"). The Company has
               ---------------------------------------------
not sent repeat mailings of its introductory free film to households which have received such a mailing within the last 36 months, because to do so would obscure the response rates to the initial mailing. However, recent marketing tests show that repeat mailings may, in some cases, more productive than seeking out a marginal new target customer. Under current marketing plans, scheduled to commence in the first quarter of fiscal 1999, a significant number of previously targeted and existing customers will receive additional marketing mailings.

     Given the negative trend in identifiable response rates to the Company's marketing programs, management believes there is growing uncertainty about the reliability of historical response rates to predict future performance of its marketing programs. Management believes significant costs remain capitalized on the Company's balance sheet which relate to prior marketing activity to a number of individuals likely to receive additional marketing mailings during fiscal 1999 as a result of these plans. In addition, industry trends suggest that direct marketing with free film may have decreasing marginal returns. Digital technologies are an emerging substitute to film-based systems and growing acceptance of these technologies may cause further deterioration of results from direct marketing programs as consumer behavior changes.

     The Company is actively pursuing Internet and retail distribution as a complement to its mail order business. It is more difficult to track direct marketing program response rates in a retail environment because customers do not generally submit their orders with coded response forms. As noted above, in accounting for customer acquisition costs, the Company follows SOP 93-7. Previously, the Company was required by SOP 93-7 to capitalize and then amortize customer acquisition costs so that the expenses resulting from the amortization of these costs would match the period in which associated estimated revenue would be received from identifiable responses to those marketing efforts. However, as a result of recent trends in customer responses, the Company's marketing plans and Internet and retail distribution strategies, management believes that the net profit margin on identifiable responses will be insufficient to justify deferral of such costs in the future due to the trend of lower response rates and to an expected decline in the percentage of identifiable responses to individual programs. As a result of these changes in circumstances, management no longer has persuasive evidence that future direct response advertising will have identifiable results to the degree of reliability that would otherwise require capitalization of such costs pursuant to SOP 93-7. Consequently, effective in the first quarter of fiscal 1999, the Company will expense all customer acquisition costs as incurred. In addition, management estimates twelve months to be the period in which the benefits of the previously capitalized marketing costs to this customer base will be enjoyed before the benefits of these previous programs are obscured by the supplemental marketing efforts to this customer base. Therefore, the Company will amortize the $16,800,000 capitalized customer acquisition costs, as of September 26, 1998, over a twelve month period on a straight-line basis. Accordingly, operating expenses related to customer acquisition activities will increase significantly in fiscal 1999 compared to prior periods. Future periods may reflect increased or decreased customer acquisition costs due to the expensing of such costs as incurred, as well as the timing and magnitude of customer acquisition activities.

  Customer acquisition costs as a percentage of net revenues increased to 18.5% in fiscal 1998 as compared to 15.6% in fiscal 1997 and 14.2% in fiscal 1996. Management believes this increase in customer acquisition costs as a percentage of net revenues is due primarily to expansion of the Company's customer acquisition programs and to lower net revenues as a result of decreased responses to marketing programs conducted in fiscal years 1997 and 1998. Included in the fiscal 1998 customer acquisition costs is a $613,000 adjustment based on management's analysis of estimated net profit from identifiable responses to the Company's acquisition programs. For tax purposes, customer acquisition expenditures are expensed as incurred. For fiscal 1998, this reduced current federal income tax liabilities and increased deferred federal income tax liabilities. For fiscal 1999, it is likely current federal income tax liabilities will exceed the provision for income taxes for financial statement purposes, thereby reducing deferred federal income tax liabilities. See Note G of Notes to Consolidated Financial Statements.

  Net income as a percentage of net revenues decreased to 7.8% in fiscal 1998 as compared to 10.0% in fiscal 1997 and 9.5% in fiscal 1996 primarily due to increased customer acquisition costs and higher general and administrative costs relating to depreciation, information systems and legal expenses. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

  Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Other selling expenses include marketing costs associated with building brand awareness, testing new marketing strategies and marketing to existing customers, as well as certain costs associated with acquiring new customers. Research and development expenses consist primarily of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

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


                                                     FISCAL YEARS ENDED
                                 -----------------------------------------------------
                                    SEPTEMBER 26,      SEPTEMBER 27,    SEPTEMBER 28,
                                        1998                1997             1996
======================================================================================

Net revenues                           100.0%            100.0%           100.0%

Cost of goods and services              57.9              57.9             58.4
                                       -----             -----            -----

GROSS PROFIT                            42.1              42.1             41.6

Operating expenses:
 Customer acquisition costs             18.5              15.6             14.2
 Other selling expenses                  7.9               7.7              8.2
 Research and development                0.6               0.7              0.9
 General and administrative              4.5               3.5              4.2
                                       -----             -----            -----
  Total operating expenses              31.5              27.5             27.5
                                       -----             -----            -----

INCOME FROM OPERATIONS                  10.6              14.6             14.1

Total other income                       0.9               0.6              0.4
                                       -----             -----            -----

INCOME BEFORE INCOME TAXES              11.5              15.2             14.5

Provision for income taxes               3.7               5.2              5.0
                                       -----             -----            -----

NET INCOME                               7.8%             10.0%             9.5%
                                       =====             =====            =====


  Net revenues decreased 4.4% to $96,716,000 in fiscal 1998 from $101,189,000 in fiscal 1997. Net revenues in fiscal 1997 increased 20.2% to $101,189,000 from $84,152,000 in fiscal 1996. Net revenues for fiscal year 1998 were affected by lower photofinishing volumes and a decline in net revenues from ancillary businesses. Approximately 71% of the decline in net revenues for fiscal 1998 is attributable to sales of wholesale film to certain markets in Asia which were discontinued at the beginning of the fourth quarter of fiscal 1998 coupled with a planned reduction in the Company's continuity Photo Home Study course operations which have been phased out. During the fourth quarter of fiscal 1997, international wholesale film orders produced $2,300,000 in net revenues. Management attributes reduced photofinishing volumes to lower response rates to its 1998 customer acquisition programs, the loss of customers as a result of production problems experienced during the summer months of fiscal 1997, increased competition and other factors. Net revenues in fiscal 1997 increased as compared to fiscal 1996 primarily due to expanded customer acquisition activities and marketing to existing customers.

  Gross profit as a percentage of net revenues for fiscal 1998 and fiscal 1997 was 42.1%, and 41.6% for fiscal 1996. The increase in gross profit in fiscal 1998 and fiscal 1997 compared to fiscal 1996 was primarily due to a product mix containing a higher percentage of Seattle FilmWorks(R) branded products, which carry a higher gross profit margin than the Company's other services and products. Fiscal 1998 gross profit included higher retail and production labor costs and equipment costs to ensure timely delivery of photofinishing volumes that had been planned for earlier in the year. The fiscal 1997 gross profit included higher labor costs as a result of incremental overtime to compensate for production problems during the third quarter and increased overhead expenses as a percentage of net revenues from increased customer service costs. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity and effectiveness of promotional activities and other factors.

  Total operating expenses as a percentage of net revenues for fiscal 1998 were 31.5%, compared to 27.5% for fiscal years 1997 and 1996. The increase in total operating expenses in fiscal 1998 was primarily due to increased customer acquisition costs and legal expenses related to defending an action filed by Fuji with the ITC against a numbers of importers of recycled single use cameras, including the Company's subsidiary, OptiColor, Inc. If Fuji prevails in this action, OptiColor would likely be prohibited from selling recycled cameras, sales of which accounted for 3.8% of the Company's net revenues in fiscal 1998. See Item 3 of Part I-"Legal Proceedings." Operating expenses in fiscal 1998 also include higher costs related to information systems to enhance and support the marketing and production systems.

  Other selling expenses in fiscal 1998 increased as a percentage of net revenues to 7.9% compared to 7.7% in fiscal 1997. Other selling expenses for fiscal 1997 decreased to 7.7% of net revenues as compared to 8.2% in fiscal 1996 but declined slightly in fiscal 1998 in actual dollars. Fiscal 1996 included increased marketing activities associated with expanded promotional activities to new and existing customers.

  Research and development expenses during fiscal 1998 were $588,000 as compared to $696,000 for fiscal 1997 and $732,000 for fiscal 1996. The decreases are primarily attributable to lower contract service and equipment costs.

  General and administrative expenses increased to $4,361,000 in fiscal 1998 as compared to $3,503,000 in fiscal 1997 and $3,460,000 in fiscal 1996. The increase in fiscal 1998 as compared to fiscal 1997 was due primarily to increased legal expenses associated with the Fuji Photo Film Co., Ltd. action and management anticipates increased legal expenses to continue in the future. General and administrative expenses in fiscal 1998 also include increased costs related to the Company's management information systems. Fiscal 1997 costs increased over fiscal 1996 primarily due to increased costs related to the Company's management information systems. General and administrative expenses as a percent of net revenues increased to 4.5% for fiscal 1998 as compared to 3.5% in fiscal 1997 and 4.2 % in fiscal 1996.

  Total other income in fiscal 1998 was $940,000 as compared to $574,000 in fiscal 1997 and $328,000 in fiscal 1996. The increases in total other income in fiscal 1998 are due primarily to higher interest income and cash discounts. The increase in fiscal 1997 compared to fiscal 1996 was due primarily to higher interest income.

  The income tax rate for fiscal 1998 was 31.9% as compared to 34.1% for fiscal 1997 and 34.5% for fiscal 1996. The decrease in the effective tax rate for fiscal 1998 as compared to fiscal 1997 was due primarily to a decrease in the marginal federal corporate tax rate due to lower income levels and a higher percentage of research and development credits and tax exempt interest. The decrease for fiscal 1997 as compared to fiscal 1996 was primarily due to increases in tax exempt interest and federal research and development tax credits.

  Net income decreased to $0.43 diluted earnings per share in fiscal 1998 as compared to $0.57 diluted earnings per share in fiscal 1997 and $0.45 diluted earnings per share in fiscal 1996. The decrease in fiscal 1998 was primarily attributable to lower net revenues and increases in operating expenses. The increase in fiscal 1997 compared to fiscal 1996 was due primarily to increases in net revenues and gross profit.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities in fiscal 1998 was $10,601,000, compared to $9,493,000 in fiscal 1997 and $4,554,000 in fiscal 1996. The increases in cash provided by operating activities were primarily a result of changes in net income, adjusted for depreciation and amortization, amortization of customer acquisition expenditures and net changes in receivables, inventories, payables, and other.

  Net cash used in investing activities was $5,243,000 in fiscal 1998, $5,282,000 in fiscal 1997 and $7,281,000 in fiscal 1996. Net cash used in investing activities during fiscal years 1998 and 1997 decreased as compared to 1996 primarily due to the net decrease in net purchases of securities available-for-sale, partially offset by an increase in purchases of furniture, fixtures and equipment.

  Net cash used in financing activities was $3,830,000 in fiscal 1998 and $94,000 in fiscal 1997 compared to $302,000 provided from financing activities in fiscal 1996. The decreases were primarily due to the repurchase of shares of the Company's Common Stock, partially offset by increases in the level of stock options exercised. On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will to some degree offset the dilutive effect on earnings per share of shares of Common Stock issued under the Company's stock option and stock purchase plans. During fiscal 1998, the Company purchased 843,000 shares for a total of $4,829,000. During fiscal 1997, the Company purchased 80,000 shares for a total of $824,000.

  As of November 30, 1998, the Company's principal sources of liquidity included $16,421,000 in cash and securities available-for-sale together with an unused operating line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 4.9 to 1 at the end of fiscal 1998, which reflects an increase from the current ratio of 3.1 to 1 at the end of fiscal 1997. The increase was primarily due to decreases in taxes payable of $2,443,000, and accounts payable of $1,229,000, and an increase in cash and short-term investments of $1,021,000 offset by decreases in inventory of $1,437,000 and accounts receivable of $1,766,000.

  Capital expenditures during fiscal 1998 totaled $5,750,000 principally for photofinishing equipment, data processing equipment to support its digital and Internet-related imaging services and for leasehold improvements. During fiscal 1998, approximately $969,000 of capital purchases were financed through a capital leasing transaction. In fiscal 1997, the Company made capital expenditures of $4,779,000 relating to photofinishing equipment, data processing equipment and for expanding the capacity of photofinishing operations. The Company has plans to expend approximately $7,000,000 in fiscal 1999, principally for additional photofinishing processing equipment, data storage and computer network equipment and for leasehold improvements, although at this time it has no binding commitments to do so.

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

ADOPTION OF ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Under the new requirements for calculating primary (basic) earnings per share, the dilutive effect of stock options will be excluded, but are included in the computation of diluted earnings per share.
The Company adopted Statement No. 128 in the first quarter of fiscal 1998.

YEAR 2000

     The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 systems failures. Year 2000 issues arise because some computer software and hardware ("computer systems") were designed to handle only a two-digit year, not a four-digit year (e.g. 1997 is seen by the computer as "97"). When the year 2000 begins, these computer systems may interpret "00" as the year 1900 and not 2000, and could either stop processing date-related computations or process them incorrectly.

     In order to minimize the impact of the Year 2000 on the Company, a Year 2000 committee has been established for the evaluation and management of risks associated with material Year 2000 issues. The committee's plan includes a review of material computer and imbedded systems that the Company currently has in place, modification or replacement of such systems if required, assessment of Company's software products as relates to Year 2000 issues, inquiry to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues and the development of contingency plans in the event material Year 2000 issues arise in Company or third-party computer systems. The Company estimates that as of November 30, 1998, it had completed approximately 60% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the 60% of the initiatives are in process and expected to be completed on or about June 30, 1999. The Company anticipates that testing of additional systems and required modifications or replacements will be completed by June 30, 1999. As of September 26, 1998, the Company has not expended any material amount to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications, upgrades or replacements unrelated to Year 2000 issues. Other non-Year 2000 information system efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company does not anticipate spending material amounts for additional testing, modification, upgrade and replacement related to Year 2000 during fiscal year 1999. Based on current and anticipated operating needs, many of the Company's critical computer systems do not rely on a two-digit year field as part of the process or are in the process of being replaced with more technologically advanced versions. Each new system being installed has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being replaced, include, but are not limited to, the Company's accounting system, inventory control system, workstation and network operating systems. The remaining computer and imbedded systems, including but not limited to, plant equipment, alarm systems, phone equipment and general office equipment are currently being reviewed for Year 2000 compliance as part of the overall plan for testing and modification referenced above. The Company has determined that most products the Company sells in the ordinary course of business do not have issues relating to Year 2000. Software products previously supplied by the Company, in some cases, may display an incorrect date but will continue to function. At their option, customers may upgrade to newer versions of the Company's software to correct the date display. Any Year 2000 issues in products sold by the Company that are manufactured by another vendor will be referred to that vendor.

     In addition to reviewing its own computer systems, the Company has sent letters to material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, service providers, and other companies with which the Company has material business relationships in order to assess these companies' state of Year 2000 readiness. These letters request, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. As of November 30, 1998, the Company had received responses from approximately 30% of such third parties, and 90% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, has been completed, with responses due by December 31, 1998. To date, the Company has not received from any third-party provider with which a material business relationship exists notice of a material Year 2000 issue or inability to address material Year 2000 issues prior to the Year 2000. The Company is not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. If the Company were to experience a material disruption in its computer systems from Year 2000 issues, the Company is prepared to conduct business, particularly the processing of customer orders, utilizing manual processes and third party vendors and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not material.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 31 through 44.

               Report of Ernst & Young LLP, Independent Auditors


Shareholders and Board of Directors
Seattle FilmWorks, Inc.

     We have audited the accompanying consolidated balance sheets of Seattle FilmWorks, Inc. (the Company) as of September 26, 1998 and September 27, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 26, 1998. Out audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seattle FilmWorks, Inc. at September 26, 1998 and September 27, 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 26, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ ERNST & YOUNG LLP
Seattle, Washington
November 6, 1998

                            SEATTLE FILMWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share and share data)

                                     ASSETS

                                                                             SEPTEMBER 26,   SEPTEMBER 27,
                                                                                 1998            1997
                                                                             -------------   -------------
CURRENT ASSETS
 Cash and cash equivalents                                                         $11,780         $10,252
 Securities available-for-sale                                                       4,555           5,062
 Accounts receivable, net of allowance for doubtful accounts
   of $208 and $240 in 1998 and 1997, respectively                                   1,914           3,680
 Inventories                                                                         7,561           8,998
 Capitalized promotional expenditures                                                  121             211
 Prepaid expenses and other                                                            831             743
 Deferred income taxes                                                                 387             313
                                                                                   -------         -------
   TOTAL CURRENT ASSETS                                                             27,149          29,259

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation (Note D)                                    10,954           7,564

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES (Note B)                              16,800          13,882

DEPOSITS AND OTHER ASSETS                                                              213             285

NONCOMPETE AGREEMENT (Note C)                                                                          376
                                                                                   -------         -------

TOTAL ASSETS                                                                       $55,116         $51,366
                                                                                   =======         =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                  $ 2,359         $ 3,588
 Current portion of capital lease obligation                                           174
 Accrued expenses                                                                    1,376           1,402
 Accrued compensation                                                                1,570           1,931
 Income taxes payable                                                                    7           2,450
                                                                                   -------         -------
   TOTAL CURRENT LIABILITIES                                                         5,486           9,371

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion (Note F)                   706

DEFERRED INCOME TAXES                                                                5,223           4,394
                                                                                   -------         -------

TOTAL LIABILITIES                                                                   11,415          13,765

SHAREHOLDERS' EQUITY (Notes H and I)
 Preferred Stock, $.01 par value, authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 101,250,000 shares, issued and
   outstanding 16,641,891 and 16,436,258 in 1998 and 1997, respectively                167             164
 Additional paid-in capital                                                            981           2,459
 Retained earnings                                                                  42,553          34,978
                                                                                   -------         -------
   TOTAL SHAREHOLDERS' EQUITY                                                       43,701          37,601
                                                                                   -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $55,116         $51,366
                                                                                   =======         =======

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share and share data)



                                                       FISCAL YEARS ENDED
                                         ----------------------------------------------
                                         SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 28,
                                             1998            1997             1996
=======================================================================================
Net revenues                               $    96,716     $   101,189     $    84,152

Cost of goods and services                      56,023          58,624          49,159
                                           -----------     -----------     -----------

GROSS PROFIT                                    40,693          42,565          34,993

Operating expenses:
 Customer acquisition costs                     17,903          15,764          11,981
 Other selling expenses                          7,654           7,789           6,911
 Research and development                          588             696             732
 General and administrative                      4,361           3,503           3,460
                                           -----------     -----------     -----------
  Total operating expenses                      30,506          27,752          23,084
                                           -----------     -----------     -----------

INCOME FROM OPERATIONS                          10,187          14,813          11,909

Other income (expense):
 Interest income                                   731             561             449
 Nonoperating income (expense), net                209              13            (121)
                                           -----------     -----------     -----------
  Total other income                               940             574             328
                                           -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                      11,127          15,387          12,237

Provision for income taxes (Note G)              3,552           5,242           4,220
                                           -----------     -----------     -----------

NET INCOME                                 $     7,575     $    10,145     $     8,017
                                           ===========     ===========     ===========

Diluted earnings per share                 $       .43     $       .57     $       .45
                                           ===========     ===========     ===========
Basic earnings per share                   $       .45     $       .62     $       .50
                                           ===========     ===========     ===========

Weighted average shares and
 equivalents outstanding - Diluted          17,474,000      17,770,000      17,726,000
                                           ===========     ===========     ===========
Weighted average shares - Basic             16,652,000      16,307,000      16,170,000
                                           ===========     ===========     ===========

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                  COMMON STOCK
                                              -------------------
                                                 SHARES       PAR     PAID-IN    RETAINED
                                              OUTSTANDING    VALUE    CAPITAL    EARNINGS    TOTAL
====================================================================================================

BALANCE AS OF SEPTEMBER 30, 1995               16,073,484    $ 160     $  954     $16,816   $17,930

 Stock options exercised                          155,902        2        350                   352
 Income tax benefit of stock options                                      424                   424
 Employee stock purchase plan                      20,172                 162                   162
 Purchase and retirement of Common Stock          (17,712)               (210)                 (210)
 Net income                                                                         8,017     8,017
                                               ----------    -----     ------     -------   -------

BALANCE AS OF SEPTEMBER 28, 1996               16,231,846      162      1,680      24,833    26,675

 Stock options exercised                          247,002        2        358                   360
 Income tax benefit of stock options                                      875                   875
 Employee stock purchase plan                      37,410        1        369                   370
 Purchase and retirement of Common Stock          (80,000)      (1)      (823)                 (824)
 Net income                                                                        10,145    10,145
                                               ----------    -----     ------     -------   -------

BALANCE AS OF SEPTEMBER 27, 1997               16,436,258      164      2,459      34,978    37,601

 Stock options exercised                        1,013,618       10        778                   788
 Income tax benefit of stock options                                    2,266                 2,266
 Employee stock purchase plan                      35,382        1        299                   300
 Purchase and retirement of Common Stock         (843,367)      (8)    (4,821)               (4,829)
 Net income                                                                         7,575     7,575
                                               ----------    -----     ------     -------   -------

BALANCE AS OF SEPTEMBER 26, 1998               16,641,891    $ 167     $  981     $42,553   $43,701
                                               ==========    =====     ======     =======   =======

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                    Fiscal Years Ended
                                                                    -------------------------------------------------
                                                                    September 26,    September 27,     September 28,
                                                                        1998             1997              1996
=====================================================================================================================
OPERATING ACTIVITIES:
--------------------
 Net income                                                            $  7,575         $ 10,145         $  8,017
 Charges to income not affecting cash:
  Depreciation                                                            3,422            2,488            1,642
  Amortization of non-compete                                               375              376              376
  Amortization of capitalized customer
    acquisition expenditures                                             16,558           14,723           10,772
  Deferred income taxes                                                     755              790            1,379
 Net change in receivables, inventories,
    payables, and other                                                   1,302           (1,785)          (2,802)
 Capitalized promotional expenditures, net                                   90               27              (80)
 Additions to capitalized customer
  acquisition expenditures                                              (19,476)         (17,271)         (14,750)
                                                                       --------         --------         --------

NET CASH FROM OPERATING ACTIVITIES                                       10,601            9,493            4,554

INVESTING ACTIVITIES:
--------------------
 Purchase of furniture, fixtures, and equipment                          (5,750)          (4,779)          (4,067)
 Purchases of securities available-for-sale                              (4,898)          (9,642)          (7,409)
 Sales of securities available-for-sale                                   5,405            9,139            4,195
                                                                       --------         --------         --------

NET CASH USED IN INVESTING ACTIVITIES                                    (5,243)          (5,282)          (7,281)

FINANCING ACTIVITIES:
--------------------
 Proceeds from issuance of Common Stock                                   1,088              730              512
 Payment on purchase of Common Stock                                     (4,829)            (824)            (210)
 Payment on capital lease obligations                                       (89)
                                                                       --------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                             (3,830)             (94)             302
                                                                       --------         --------         --------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         1,528            4,117           (2,425)

Cash and cash equivalents
 at beginning of year                                                    10,252            6,135            8,560
                                                                       --------         --------         --------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                                        $ 11,780         $ 10,252         $  6,135
                                                                       ========         ========         ========

Supplemental cash flow information:
----------------------------------
 Cash paid for interest                                                $     26
 Cash paid for income taxes                                            $  3,315         $  2,095         $  2,300

Supplemental non-cash financing and investing activity:
------------------------------------------------------
 Capital lease obligation incurred                                     $    969

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEATTLE FILMWORKS, INC. and subsidiaries (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur traditional photofinishing and digital imaging services and products. The Company offers an array of complementary services and products, primarily on a mail-order basis, under the brand name SeattleFilmWorks(R). To a lesser extent, the Company provides services, products, and photofinishing supplies on a wholesale basis to a variety of commercial customers.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include Seattle FilmWorks, Inc. and its subsidiaries, all of which are wholly-owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid short-term investments with a maturity of three months or less on the date of purchase.

SECURITIES AVAILABLE-FOR-SALE: Securities available-for-sale consist primarily of bankers' acceptances, commercial paper, and government securities issued by financial institutions with high credit ratings; all of which mature no later than November 1999. Company policy limits the amount of credit exposure with any one financial institution. The fiscal 1998 and fiscal 1997 balance consisted primarily of government securities. Securities available-for-sale are carried at amortized cost, which approximates market.

OTHER FINANCIAL INSTRUMENTS: At September 26, 1998, the carrying value of financial instruments such as trade receivables and payables, approximate their fair values, based on the short-term maturities of these instruments.

ACCOUNTS RECEIVABLE: Accounts receivable primarily include amounts due from mail-order customers from the sale of related photographic products and amounts due from wholesale customers from the sale of film and single-use cameras. An allowance for doubtful accounts is established for an estimate of bad debts.

INVENTORIES: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies.

CAPITALIZED PROMOTIONAL EXPENDITURES: The Company's promotional programs run for periods of one to six months. Promotional expenditures primarily consist of advertising and media costs related to generating consumer interest in the Company's photofinishing services. The Company capitalizes these costs as capitalized promotional expenditures and expenses them the first time the promotion is run. Advertising expense was $3,610,000, $3,582,000, and $2,989,000 in fiscal years 1998, 1997, and 1996, respectively.

DEPRECIATION: Furniture, fixtures, and equipment are depreciated using the straight-line and accelerated methods based on the estimated useful asset lives ranging from three to five years. Expenditures for major remodeling and improvements are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset.

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

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

EARNINGS PER SHARE: Earnings per share is based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the fiscal year. Common Stock equivalents consist of stock options. The dilutive effect of stock options is excluded from the calculation of basic earnings per share, but included in the computation of diluted earnings per share.

STOCK-BASED COMPENSATION: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosure of diluted earnings per share under Statement 123 is provided in Note H to the consolidated financial statements.

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped or services are delivered.

SEGMENT REPORTING: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in published financial reports. The Company will adopt the new requirements in fiscal 1999. Management has not yet determined the manner in which it will present the information required by SFAS No. 131.

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

NOTE  B --  CUSTOMER AQUISITION EXPENDITURES

     The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35mm film for $2.00 or less. Customer acquisition costs are comprised of the costs of generating a lead and the amortization of direct costs associated with the Company's promotional offers sent to prospective and existing customers. The costs of generating a lead, which are expensed when the promotion is run, include all direct-response media, advertising, and other costs associated with developing target customer lists. The direct costs of customer acquisition include film, postage, and printed material costs associated with mailings to prospective and existing customers. The direct costs of customer acquisition were capitalized as an asset on the Company's consolidated balance sheet under "capitalized customer acquisition expenditures."

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  B -- CUSTOMER AQUISITION EXPENDITURES (CONTINUED)

     During the fourth quarter of fiscal 1998, the overall performance of the customer acquisition programs showed a decline. Upon completing the quarterly review of the recoverability of the capitalized costs as of September 26, 1998, management concluded lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company reduced the capitalized customer acquisition cost asset by $613,000 to its net realizable value. In accounting for customer acquisition costs, the Company follows the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). Previously, the Company capitalized and then amortized customer acquisition costs so that the expenses resulting from the amortization of these costs would match the period in which associated estimated revenue would be received with respect to those marketing efforts. However, as a result of recent trends in customer responses, the Company's marketing plans, and Internet and retail distribution strategies, management believes that the net profit margin on identifiable responses will be insufficient to justify deferral of such future costs. Effective in the first quarter of fiscal 1999, the Company will expense customer acquisition costs as incurred and will amortize the remaining $16,800,000 of capitalized customer acquisition costs over a twelve-month period on a straight-line basis.


NOTE  C --  ACQUISITION OF PRIVATE LABEL FILM BUSINESS

     On December 30, 1993, the Company acquired certain assets of Private Label Film, Inc. for approximately $1,637,000. The assets relate to the manufacture and sale of private-label film and related products to retailers and commercial users. This acquisition has been accounted for using the purchase method. The purchase price was recorded as follows: equipment $100,000; and other assets of $1,536,830 related to non-compete agreements, which includes capitalized legal and accounting expenses. The non-compete agreement was amortized as other selling expenses on a straight-line basis over five years and has been fully amortized at September 26, 1998.

NOTE  D --  FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment, at cost consist of the following:



                                                    SEPTEMBER 26,    SEPTEMBER 27,
                                                         1998             1997
===================================================================================
                                                            (in thousands)
Furniture, fixtures, and equipment                       $ 20,437         $ 15,389
Equipment under capital lease                                 969
Leasehold improvements                                      3,176            2,949
                                                         --------         --------
                                                           24,582           18,338
Less accumulated depreciation and amortization            (13,628)         (10,774)
                                                         --------         --------

                                                         $ 10,954         $  7,564
                                                         ========         ========

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  E --  CREDIT AGREEMENT

     At September 26, 1998, the Company had a $6,000,000 available line of credit. At the option of the Company, the interest rate on borrowings under the agreement may be at the lending bank's prime rate or at a rate of 0.75% above the London Interbank Offered Rate. There were no borrowings outstanding at the end of fiscal 1998 or fiscal 1997 under the line of credit.


NOTE  F --  PROPERTY AND LEASES

     The Company's primary operating leases relate to its main operating facilities. These two leases, one for 60,000 square feet and one for 46,000 square feet, expire in September 2005 and 2000, respectively. Both leases have five-year options to extend through September 2010. The Company has a lease agreement for additional warehouse and production space, which expires in January 1999 with an option to extend the lease for two one-year periods. The Company also has various operating leases for its retail stores, with lease terms generally ranging from three to five years. During fiscal 1998, the Company entered into a five-year capital lease transaction to finance the purchase of certain equipment. At September 26, 1998, future minimum payments under capital leases and non-cancelable operating leases are as follows:


                                                 CAPITAL    OPERATING
                                                  LEASE      LEASES
=====================================================================
                                                    (in thousands)

Fiscal 1999                                       $  227       $1,149
Fiscal 2000                                          227          993
Fiscal 2001                                          227          586
Fiscal 2002                                          227          430
Fiscal 2003                                          111          400
Thereafter                                                        774
                                                  ------       ------
                                                   1,019       $4,332
                                                               ======
Amounts representing interest                       (139)
                                                  ------
Present value of net minimum lease payments
  (including current portion of $174)             $  880
                                                  ======

     Rental expense relating to operating leases for fiscal years 1998, 1997, and 1996 was $1,119,000, $792,000, and $481,000, respectively. Interest expense relating to the capital lease was $26,000 for fiscal year 1998.

NOTE  G --  INCOME TAXES


The provision for income taxes is as follows (in thousands):

                                                                    1998     1997     1996
==========================================================================================
Provision for income taxes:
     Current                                                      $2,797   $4,452   $2,841
     Deferred                                                        755      790    1,379
                                                                  ------   ------   ------
                                                                  $3,552   $5,242   $4,220
                                                                  ======   ======   ======

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  G --  INCOME TAXES (CONTINUED)

A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:


                                                   1998        1997      1996
================================================================================
Statutory tax rate                                34.0%       35.0%      35.0%
Research and development tax credits               (.4)        (.3)       (.1)
Tax exempt interest                                (.8)        (.5)       (.1)
Other, net                                         (.9)        (.1)       (.3)
                                                  ----        ----       ----
                                                  31.9%       34.1%      34.5%
                                                  ====        ====       ====

Principal items comprising the cumulative deferred income taxes are as follows:


                                                    1998         1997
                                                   ======       ======

Deferred tax liabilities:
 Customer acquisition expenditures                 $5,880       $4,859
 Other liabilities                                    190          300
                                                   ------       ------
Total deferred tax liabilities                      6,070        5,159

Deferred tax assets:
 Accrued expenses                                     577          342
 Non-compete agreement                                368          272
 Depreciation and amortization                        289          464
                                                   ------       ------
Total deferred tax assets                           1,234        1,078
                                                   ------       ------

Net deferred tax liabilities                       $4,836       $4,081
                                                   ======       ======

NOTE  H --  STOCK-BASED COMPENSATION

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

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  H --  STOCK-BASED COMPENSATION (CONTINUED)

     The following schedule summarizes stock option activity for fiscal years 1996, 1997, and 1998.


                                       NUMBER                PRICE PER          WEIGHTED AVERAGE
                                      OF SHARES                SHARE             EXERCISE PRICE
================================================================================================
  Balance at September 30, 1995       1,947,932          $ 0.19 -   $ 9.44             $ 1.72
    Granted during 1996                 213,075          $ 8.55 -   $13.67             $11.37
    Canceled during 1996                (28,886)         $ 2.07 -   $ 9.44             $ 4.68
    Exercised during 1996              (155,902)         $ 0.19 -   $ 6.78             $ 2.24
                                     ----------

  Balance at September 28, 1996       1,976,219          $ 0.21 -   $13.67             $ 2.67
    Granted during 1997                 194,100          $ 9.63 -   $14.67             $12.04
    Canceled during 1997                (25,679)         $ 2.07 -   $14.67             $ 5.48
    Exercised during 1997              (247,002)         $ 0.21 -   $11.72             $ 1.45
                                     ----------

  Balance at September 27, 1997       1,897,638          $0.21 - $14.67                $ 3.75
    Granted during 1998                 206,650          $3.75 - $11.31                $ 8.96
    Canceled during 1998                (29,677)         $2.67 - $14.67                $11.23
    Exercised during 1998            (1,013,618)         $0.21 - $ 4.96                $ 0.78
                                     ----------

  Balance at September 26, 1998       1,060,993          $0.21 - $14.67                $ 7.41
                                     ==========

          The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 26, 1998.


                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                             --------------------------                -------------------
                                             REMAINING
RANGE OF                       OPTIONS     CONTRACTUAL    EXERCISE     OPTIONS     EXERCISE
EXERCISE PRICES              OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
---------------              -----------   -----------    --------   -----------   --------
$ 0.21 - $ 2.00                151,212         1.7        $ 0.92       151,212      $ 0.92
$ 2.01 - $ 5.00                210,264         3.2        $ 3.79       192,554      $ 3.71
$ 5.01 - $10.00                338,968         4.1        $ 7.90       161,432      $ 6.89
$10.01 - $14.67                360,549         3.9        $11.79       197,019      $11.77
                             ---------                               ---------
                             1,060,993         2.3        $ 7.41       702,217      $ 6.10
                            ==========                               =========

     Options considered fully vested as of September 26, 1998, September 27, 1997 and September 28, 1996 were 702,217, 1,553,053 and 1,562,568, respectively, at weighted average exercise prices of $6.10, $2.31 and $1.60, respectively. Shares of Common Stock reserved for issuance under these stock option plans totaled 1,269,514 at September 26, 1998, of which 208,521 shares were available for options to be granted in the future.

    The per share weighted-average fair value of stock options granted during fiscal years 1998, 1997 and 1996 was $.26, $5.90, and $5.49, respectively.

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  H --  STOCK-BASED COMPENSATION (CONTINUED)

     Pro forma information regarding net income and diluted earnings per share required by Statement No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date: Risk free interest rate of 5.59% for fiscal year 1998, 6.39% for fiscal year 1997, and 5.74% for fiscal year 1996, expected volatility of 58.27% for fiscal year 1998 and 46.75% for fiscal years 1997 and 1996, expected option life of 4.47 years for fiscal year 1998 and 4.99 for fiscal years 1997 and 1996, and a dividend yield of 0.0%.

     Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net income would have been reduced as follows:


                                                                 SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 28,
                                                                     1998            1997            1996
                                                                 ---------------------------------------------
                                                                    (in thousands, except per share data)
Net income:
  As reported................................................          $7,575         $10,145          $8,017
  Pro forma..................................................          $7,034         $ 9,687          $7,706
Diluted earnings per share:
  As reported................................................          $  .43         $   .57          $  .45
  Pro forma..................................................          $  .40         $   .54          $  .43

    The pro forma effects on net income for fiscal year 1998, 1997 and 1996 are not indicative of pro forma effects in future years because SFAS No. 123 does not apply to grants prior to fiscal 1996 and additional grants in future years are anticipated.

          In September 1998, the Board of Directors passed a resolution to allow employees the opportunity to surrender previously granted options in exchange for a new option grant at current market prices. Employees would be granted options for two shares of common stock in exchange for the surrender of options
for three shares of common stock.   All vesting periods would start at the new
grant date at the rate of 25% for each year employed after the new grant date. The new grant date was October 9, 1998, with a grant price of $3.125. Total old options surrendered and canceled were 217,150. Total new options issued on October 9, 1998 were 144,765. Executive officers and non-employee directors were not eligible to participate in this option exchange.

EMPLOYEE STOCK PURCHASE PLAN

     Effective September 22, 1993, the Company adopted an Employee Stock Purchase Plan under which substantially all employees have the option to purchase 506,250 shares of Common Stock. Under the Plan, eligible employees may purchase shares of the Company's Common Stock at six-month intervals at 85% of the fair market value on the first or last day of the six-month offering period, whichever is lower. Employees may purchase shares having a value not exceeding 10% of their gross compensation during the purchase period. During fiscal 1998 and 1997, shares totaling 35,382 and 37,410 were issued under the Plan at an average price of $8.47 and $9.89 per share, respectively. At September 26, 1998, 231,492 shares were reserved for future issuance.

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  I --  SHAREHOLDERS' EQUITY

STOCK SPLITS

     All share data, per share data, and related accounts in the accompanying consolidated financial statements and these notes reflect a retroactive adjustment for a three-for-two stock split effective March 15, 1996, and a three-for-two stock split effective March 17, 1997.

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

     During fiscal year 1998, the Company had purchased a total of 843,367 shares for a total of $4,829,000. In addition, in October 1998, the Company purchased a total of 466,000 shares for a total of $1,493,000.

NOTE  J  --  EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is similar to the previously reported primary earnings per share. All earnings per share amounts for all prior periods presented have been restated to conform to Statement No. 128 requirements.

     The following table sets forth the computation of basic and diluted earnings per share:


                                                         SEPTEMBER 26, 1998   SEPTEMBER 27, 1997   SEPTEMBER 26, 1996
=====================================================================================================================
Numerator for basic and diluted earnings per share:
   Net income                                                   $ 7,575,000          $10,145,000          $ 8,017,000
                                                                ===========          ===========          ===========

Denominator:
   Denominator for basic earnings per share -
      weighted-average shares                                    16,652,000           16,307,000           16,170,000

   Effect of dilutive securities:
      Stock options                                                 822,000            1,463,000            1,556,000
                                                                -----------          -----------          -----------

   Denominator for diluted earnings per share                    17,474,000           17,770,000           17,726,000
                                                                ===========          ===========          ===========

Basic earnings per share                                        $       .45          $       .62          $       .50
                                                                ===========          ===========          ===========
Diluted earnings per share                                      $       .43          $       .57          $       .45
                                                                ===========          ===========          ===========

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  K --  RETIREMENT AND PROFIT SHARING PLAN

     The Company maintains a 401(k) Plan for substantially all employees. The Company's contributions are based on matching a percentage of up to 2% of voluntary employee contributions and discretionary profit sharing contribution determined by the Board of Directors. The Company's contributions were $377,000, $547,000, and $488,000 for fiscal years 1998, 1997, and 1996, respectively.

NOTE L  --  CONTINGENCIES

     The Company is a defendant in a legal proceeding filed by Fuji Photo Film Co., Ltd. ("Fuji") with the International Trade Commission ("ITC") on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents on single use cameras through the importation and resale into the U.S. of recycled cameras. Fuji is seeking an order prohibiting importation of the alleged infringing cameras into the U.S. and prohibiting further sales of such products which have been imported. Sales of recycled cameras accounted for 3.8% of the Company's net revenues during fiscal 1998. An evidentiary hearing before an ITC Administrative Law Judge ("ALJ") was held in November, 1998 and the ALJ is expected to issue an initial decision in February, 1999. Such decision is subject to review by the ITC Commissioners, who would then issue a final decision, most likely in May, 1999. That decision would be subject to appeal to the Federal Circuit Court of Appeals. In addition, the Company is involved in various routine legal proceedings incident to the ordinary course of its business.

NOTE  M  --  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following table sets forth summary financial data for the Company by quarter for fiscal years 1998 and 1997 (in thousands, except per share data).

                                                          QUARTERS
                                      -----------------------------------------------
                                       FIRST        SECOND        THIRD        FOURTH
-------------------------------------------------------------------------------------
Fiscal 1998
-----------
     Net revenue                      $22,471       $21,439      $24,928      $27,878
     Gross profit                       9,499         9,031       10,635       11,528
     Net income                         1,558         1,177        2,241        2,599
     Diluted earnings per share           .09           .07          .13          .15
     Basic earnings per share             .09           .07          .13          .15

Fiscal 1997
-----------
     Net revenue                      $21,236       $21,657      $25,553      $32,743
     Gross profit                       8,254         8,895       11,576       13,840
     Net income                         1,357         1,146        2,792        4,850
     Diluted earnings per share*          .08           .06          .16          .27
     Basic earnings per share*            .08           .07          .17          .30

   * The 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings per share.

     The sum of quarterly diluted earnings per share will not necessarily equal the diluted earnings per share reported for the entire year since the weighted average shares outstanding used in the diluted earnings per share computation changes throughout the year. All diluted earnings per share data presented above have been adjusted to reflect stock splits. See Note J.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Directors and Executive Officers of the Registrant" under Item 1 -
Part I above.

     Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 9, 1999, which information appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 26, 1998.


ITEMS 11, 12, AND 13

     The information called for by Part III (Items 11, 12, and 13) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 9, 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors", and "Remuneration of Executive Officers," "Voting Securities and Principal Holders," "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 26, 1998.


                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL
   ---------------------------------------------------------------------
   STATEMENT SCHEDULES
   -------------------


(1)  Consolidated Financial Statements                                                Page
     ---------------------------------                                                ----
     Report of Ernst & Young LLP, Independent Auditors                                  31

     Consolidated Balance Sheets as of September 26, 1998 and September 27, 1997        32

     Consolidated Statements of Income for the years ended September 26, 1998,
     September 27, 1997, and September 28, 1996                                         33

     Consolidated Statements of Shareholders' Equity for the years ended
     September 26, 1998, September 27, 1997, and September 28, 1996                     34

     Consolidated Statements of Cash Flows for the years ended September 26, 1998,
     September 27, 1997, and September 28, 1996                                         35

     Notes to Consolidated Financial Statements                                      36-44

     Supplemental Consolidated Financial Statement Schedule. The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company included in Part II, Item 8.


  (2)  Schedule                                             Page
       --------                                             ----

     II - Valuation and Qualifying Accounts                 50

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

b. REPORTS ON FORM 8-K
   -------------------

     None.

c. EXHIBITS
   --------

     The following list is a subset of the exhibits set forth below and contains all compensatory plans, contracts, or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

     (1) The Company's Incentive Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.5

     (2) The Company's 1987 Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.7

Exhibit
Number     Exhibit Description
------     -------------------

3.1 Articles of Incorporation of the Company, as amended through February 23, 1989. (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1989.)

3.2 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's 1996.) Annual Report on Form 10-K for the year ended September 28,

3.3 Articles of Amendment to Articles of Incorporation dated March 2, 1994. (Incorporated by reference to Exhibit 3.4 filed with the Company's Annual Report on Form 10-K for the year ended September 24, 1994.)

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

10.3 Second Amendment to Facility Lease Agreement dated November 2, 1998, with Gilbert Scherer and Marlyn Friedlander, Lessors.

10.4 Consent to Sublease dated September 30, 1996, between Gilbert Scherer and Marlyn Friedlander and Seattle FilmWorks, Inc. (Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.5 Incentive Stock Option Plan, as amended and restated as of April 1, 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

10.6 Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.7 1987 Stock Option Plan, as amended and restated as of April 1, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

10.8      Form of Stock Option Agreement. (Incorporated by reference to Exhibit
          10.4 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.9 1993 Employee Stock Purchase Plan as amended and restated as of May 31, 1995. (Incorporated by reference to Exhibit 10.58 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.10 Purchase and Sale Agreement dated as of December 16, 1993 and related Amendment to Purchase and Sale Agreement dated December 30, 1993 among Seattle FilmWorks, Inc., Private Label Film, Inc. and certain shareholders of Private Label Film, Inc. (Incorporated by reference to Exhibits 2.1 and 2.2 filed with the Company's Report on Form 10-Q dated February 7, 1994.)

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

10.13 Business Loan Agreement with First Interstate Bank of Washington N.A. as amended and restated on January 31, 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.14 Business Loan Agreement with Wells Fargo Bank, National Association as amended and restated on December 13, 1996. (Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.15 Credit Agreement with Wells Fargo Bank, National Association as of March 1, 1997. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.16 First Amendment to Credit Agreement with Wells Fargo Bank, National Association as of February 24, 1998 (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998.)

10.17 Stock Redemption Agreement dated July 20,1994 between the Company and Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

10.18 Lease Agreement dated September 22, 1995 between the United States of America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington. (Incorporated by reference to Exhibit 10.63 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.19 Addendum to Lease Agreement dated January 1, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.20 Supplemental Lease Agreement dated October 21, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.21 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.22* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.23* Supplement to sales contract with Agfa Division of Miles, Inc. dated March 29, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.24* Agfa Sales Contract and Sales Contract Addendum dated May 21, 1997. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.25* Supply Agreement effective January 1, 1997 with Fuji Photo Film U.S.A., Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.26*    Kodak Agreement dated May 13, 1997. (Incorporated by reference to
          Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.27*    AT&T Agreement dated March 5, 1997. (Incorporated by reference to
          Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.28 Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.20 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.29 Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 30, 1996. (Incorporated by reference to Exhibit 10.21 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.30 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and OptiColor Inc. dated September 30, 1996. (Incorporated by reference to
          Exhibit 10.22 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.31 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 30, 1996. (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.32 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

21        Seattle FilmWorks, Inc. Subsidiaries

23        Consent of Ernst & Young LLP, Independent Auditors

27.1      Financial Data Schedule

27.2      Financial Data Schedule -- Restated 1997

27.3      Financial Data Schedule -- Restated 1996

  * Exhibit for which confidential treatment has been granted.

                            SEATTLE FILMWORKS, INC.

                                  SCHEDULE  II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                         Additions
                                                  -----------------------
                                     Balance at   Charged to   Charged to                 Balance
                                     Beginning    Costs and      Other                    at End
Description                           of Year      Expenses     Accounts    Deductions   of Period
==================================================================================================
FOR THE YEAR ENDED
SEPTEMBER 28, 1996

Allowance for doubtful accounts          $546        $158         $0          $417         $287
Allowance for returns                    $ 97        $130         $0          $182         $ 45

FOR THE YEAR ENDED
SEPTEMBER 27, 1997

Allowance for doubtful accounts          $287        $ 97         $0          $144         $240
Allowance for returns                    $ 45        $155         $0          $147         $ 53

FOR THE YEAR ENDED
SEPTEMBER 26, 1998

Allowance for doubtful accounts          $240        $ 53         $0          $ 85         $208
Allowance for returns                    $ 53        $105         $0          $143         $ 15

____________________________

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  SEATTLE FILMWORKS, INC.
                                                       (REGISTRANT)

DATED:  December 22, 1998                    By: /s/ Gary R. Christophersen
                                                 --------------------------
                                                   Gary R. Christophersen
                                           President and Chief Executive Officer
                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



NAME                                     TITLE                           DATE
By: /s/ Gary R. Christophersen           President                       December 22, 1998
    --------------------------           Chief Executive Officer
    Gary R. Christophersen               Director
                                         (Principal Executive Officer)

By: /s/ Sam Rubinstein                   Director                        December 22, 1998
    --------------------------
    Sam Rubinstein

By: /s/ Douglas A. Swerland              Director                        December 22, 1998
    --------------------------
    Douglas A. Swerland

By: /s/ Craig E. Tall                    Director                        December 22, 1998
    --------------------------
    Craig E. Tall

By: /s/ Peter H. van Oppen               Director                        December 22, 1998
    --------------------------
    Peter H. van Oppen

By: /s/ Case H. Kuehn                    Vice President-Finance          December 22, 1998
    --------------------------           Chief Financial Officer
    Case H. Kuehn                        (Principal Financial and
                                         Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                           Annual Report on Form 10-K
                     For The Year Ended September 26, 1998

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

10.3 Second Amendment to Facility Lease Agreement dated November 2, 1998, with Gilbert Scherer and Marlyn Friedlander, Lessors.

10.4 Consent to Sublease dated September 30, 1996, between Gilbert Scherer and Marlyn Friedlander and Seattle FilmWorks, Inc. (Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.5 Incentive Stock Option Plan, as amended and restated as of April 1, 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

10.6 Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.7 1987 Stock Option Plan, as amended and restated as of April 1, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

10.8      Form of Stock Option Agreement. (Incorporated by reference to Exhibit
          10.4 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.9 1993 Employee Stock Purchase Plan as amended and restated as of May 31, 1995. (Incorporated by reference to Exhibit 10.58 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.10 Purchase and Sale Agreement dated as of December 16, 1993 and related Amendment to Purchase and Sale Agreement dated December 30, 1993 among Seattle FilmWorks, Inc., Private Label Film, Inc. and certain shareholders of Private Label Film, Inc. (Incorporated by reference to Exhibits 2.1 and 2.2 filed with the Company's Report on Form 10-Q dated February 7, 1994.)

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

10.13 Business Loan Agreement with First Interstate Bank of Washington N.A. as amended and restated on January 31, 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.14 Business Loan Agreement with Wells Fargo Bank, National Association as amended and restated on December 13, 1996. (Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.15 Credit Agreement with Wells Fargo Bank, National Association as of March 1, 1997. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.16 First Amendment to Credit Agreement with Wells Fargo Bank, National Association as of February 24, 1998 (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998.)

10.17 Stock Redemption Agreement dated July 20,1994 between the Company and Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

10.18 Lease Agreement dated September 22, 1995 between the United States of America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington. (Incorporated by reference to Exhibit 10.63 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.19 Addendum to Lease Agreement dated January 1, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.20 Supplemental Lease Agreement dated October 21, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.21 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.22* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.23* Supplement to sales contract with Agfa Division of Miles, Inc. dated March 29, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.24* Agfa Sales Contract and Sales Contract Addendum dated May 21, 1997. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.25* Supply Agreement effective January 1, 1997 with Fuji Photo Film U.S.A., Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.26*    Kodak Agreement dated May 13, 1997. (Incorporated by reference to
          Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.27*    AT&T Agreement dated March 5, 1997. (Incorporated by reference to
          Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.28 Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.20 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.29 Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 30, 1996. (Incorporated by reference to Exhibit 10.21 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.30 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and OptiColor Inc. dated September 30, 1996. (Incorporated by reference to
          Exhibit 10.22 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.31 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 30, 1996. (Incorporated by reference to Exhibit 10.23 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.32 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

21        Seattle FilmWorks, Inc. Subsidiaries

23        Consent of Ernst & Young LLP, Independent Auditors

27.1      Financial Data Schedule

27.2      Financial Data Schedule -- Restated 1997

27.3      Financial Data Schedule -- Restated 1996

  * Exhibit for which confidential treatment has been granted.