Form 10-Q
period 1998-12-26
SEATTLE FILMWORKS INC
filed 1999-02-08
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  December 26, 1998  Commission file No.  0-15338
                                 -----------------                       -------



                            SEATTLE FILMWORKS,  INC.
                            ------------------------
            (Exact name of registrant as specified in its charter.)



        Washington                                      91-0964899
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


  1260 16th Avenue West, Seattle, WA                       98119
-----------------------------------------                  -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (206) 281-1390
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

Yes   X    No
      -

  As of January 29, 1999, there were issued and outstanding 16,246,736 shares of common stock, par value $.01 per share.



                          Index to Exhibits at Page 16

                            SEATTLE FILMWORKS, INC.

                                     INDEX
                                     -----


                                                                      Page No.
                                                                      --------

PART I -- FINANCIAL INFORMATION
     Item 1 - Financial Statements                                       3-8

       Consolidated Balance Sheets as of December 26, 1998
         and September 26, 1998                                          3-4

       Consolidated Statements of Operations for the first quarter
         ended December 26, 1998 and December 27, 1997                     5

       Consolidated Statements of Cash Flows for the first quarter
         ended December 26, 1998 and December 27, 1997                     6

       Notes to Consolidated Financial Statements                        7-8

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9-14

PART II -- OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                                15

INDEX TO EXHIBITS                                                         16

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                            SEATTLE FILMWORKS,  INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   (UNAUDITED)         (NOTE)
                                                                  December 26,      September 26,
ASSETS                                                                1998              1998
=================================================================================================

CURRENT ASSETS
 Cash and cash equivalents                                             $11,955          $11,780
 Securities available-for-sale                                           3,934            4,555
 Accounts receivable, net of allowance for doubtful accounts             1,290            1,914
 Inventories                                                             9,630            7,561
 Capitalized promotional expenditures                                      105              121
 Prepaid expenses and other                                                419              831
 Deferred income taxes                                                     363              387
                                                                       -------          -------

TOTAL CURRENT ASSETS                                                    27,696           27,149

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                                 10,963           10,954

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                           12,600           16,800

DEPOSITS AND OTHER ASSETS                                                  469              213

TOTAL ASSETS                                                           $51,728          $55,116
                                                                       =======          =======

Note: The September 26, 1998 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS,  INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                (in thousands, except per share and share data)


                                                                  (UNAUDITED)         (NOTE)
                                                                 December 26,      September 26,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 1998              1998
================================================================================================

CURRENT LIABILITIES
 Accounts payable                                                     $ 3,449          $ 2,359
 Current portion of capital lease obligations                             177              174
 Accrued expenses                                                         916            1,376
 Accrued compensation                                                   1,118            1,570
 Income taxes payable                                                     494                7
                                                                      -------          -------

TOTAL CURRENT LIABILITIES                                               6,154            5,486

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion               661              706

DEFERRED INCOME TAXES                                                   3,657            5,223
                                                                      -------          -------

TOTAL LIABILITIES                                                      10,472           11,415

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,246,736                              162              167
 Additional paid-in capital                                                15              981
 Retained earnings                                                     41,079           42,553
                                                                      -------          -------

TOTAL SHAREHOLDERS' EQUITY                                             41,256           43,701
                                                                      -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $51,728          $55,116
                                                                      =======          =======

Note: The September 26, 1998 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS,  INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (in thousands, except per share and share data)

                                                           First Quarter Ended
                                                       ----------------------------
                                                       December 26,    December 27,
                                                           1998           1997
================================================================================================

Net revenues                                         $    21,512    $    22,471
Cost of goods and services                                13,807         12,972
                                                     -----------    -----------

GROSS PROFIT                                               7,705          9,499

Operating expenses:
 Amortized customer acquisition costs                      4,200          3,828
 Marketing expenses                                        4,178          2,315
 Research and development                                    168            143
 General and administrative                                1,144          1,056
                                                     -----------    -----------
   Total operating expenses                                9,690          7,342
                                                     -----------    -----------

INCOME (LOSS) FROM OPERATIONS                             (1,985)         2,157

Other income:
 Interest income                                             232            214
                                                     -----------    -----------
   Total other income                                        232            214
                                                     -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                         (1,753)         2,371
Benefit (provision) for income taxes                         701           (813)
                                                     -----------    -----------

NET INCOME (LOSS)                                    $    (1,052)   $     1,558
                                                     ===========    ===========


Net Earnings (Loss) per Share-Basic and Diluted            $(.06)          $.09
                                                     ===========    ===========

Weighted Average Shares and
 Equivalents Outstanding - Diluted                    16,338,000     17,640,000
                                                     ===========    ===========
Weighted Average Shares - Basic                       16,338,000     16,541,000
                                                     ===========    ===========

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS,  INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                      First Quarter Ended
                                                                 -----------------------------
                                                                 December 26,     December 27,
                                                                     1998             1997
==============================================================================================

OPERATING ACTIVITIES:
---------------------
 Net income (loss)                                                    $(1,052)        $ 1,558
 Charges to income not affecting cash:
 Depreciation and amortization                                          1,140             919
 Amortization of capitalized customer
   acquisition expenditures                                             4,200           3,828
 Deferred income taxes                                                 (1,542)              -
 Net change in receivables, inventories, payables and other              (368)          2,187
 Capitalized promotional expenditures, net                                 16              40
Additions to capitalized customer acquisition expenditures                  -          (5,067)
                                                                      -------         -------

NET CASH FROM OPERATING ACTIVITIES                                      2,394           3,465

INVESTING ACTIVITIES:
---------------------
 Purchase of furniture, fixtures, and equipment                        (1,405)         (1,420)
 Purchases of securities available-for-sale                              (422)         (2,354)
 Sales of securities available-for-sale                                 1,043             725
                                                                      -------         -------

NET CASH USED IN INVESTING ACTIVITIES                                    (784)         (3,049)

FINANCING ACTIVITIES:
---------------------
 Proceeds from issuance of Common Stock                                   100             592
 Payment on purchase of Common Stock                                   (1,493)         (2,637)
 Payment on capital lease obligations                                     (42)              -
                                                                      -------         -------

NET CASH USED IN FINANCING ACTIVITIES                                  (1,435)         (2,045)
                                                                      -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          175          (1,629)

Cash and cash equivalents at beginning of period                       11,780          10,252
                                                                      -------         -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                     $11,955         $ 8,623
                                                                      =======         =======

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  A  --  BASIS OF PRESENTATION

     Seattle FilmWorks, Inc. and its subsidiaries (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur traditional photofinishing and digital imaging services and products. The Company offers an array of complementary services and products, primarily on a mail-order basis, under the brand name Seattle FilmWorks(R). To a lesser extent, the Company provides services, products and photofinishing supplies on a wholesale basis to a variety of commercial customers.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the first quarter ended December 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 1999. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 26, 1998.

NOTE  B  --  CUSTOMER ACQUISITION EXPENDITURES

     The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35mm film for $2.00 or less. Customer acquisition costs are comprised of the costs of generating a lead and the amortization of direct costs associated with the Company's promotional offers sent to prospective and existing customers. The costs of generating a lead, which are expensed when the promotion is run, include all direct-response media, advertising and other costs associated with developing target customer lists. The direct costs of customer acquisition include film, postage and printed material costs associated with mailings to prospective and existing customers. Prior to fiscal 1999, the direct costs of customer acquisition were capitalized as an asset on the Company's consolidated balance sheet under "capitalized customer acquisition expenditures" and those related to prospective customers were amortized over three years on an accelerated basis.

     During the fourth quarter of fiscal 1998 the overall performance of the customer acquisition programs showed a decline. Upon completing the quarterly review of the recoverability of the capitalized costs as of September 26, 1998, management concluded that the lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company reduced the capitalized customer acquisition cost asset by $613,000 to its net realizable value. In accounting for customer acquisition costs, the Company follows the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). Previously, the Company capitalized and then amortized customer acquisition costs so that the expenses resulting from the amortization of these costs would match the period in which associated estimated revenue would be received with respect to those marketing efforts. However, as a result of recent trends in customer responses, the Company's marketing plans and Internet and retail distribution strategies, management believes that the net profit margin on identifiable responses will be insufficient to justify deferral of such costs in the future. Effective in the first quarter of fiscal 1999, the Company began expensing all customer acquisition costs as incurred.
In addition, the Company began amortizing $16,800,000 of previously deferred customer acquisition costs over a twelve month period on a straight-line basis. For the first quarter of fiscal 1999, the change in estimate from a three year accelerated amortization to a twelve month straight-line amortization resulted in incremental amortization of previously deferred customer acquisition costs of $565,000 or a loss of $.02 per share.

NOTE  C  --  RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year's presentation.

                            SEATTLE FILMWORKS,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  D  --  CONTINGENCIES

     The Company is a defendant in a legal proceeding filed by Fuji Photo Film Co., Ltd. ("Fuji") with the International Trade Commission ("ITC") on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents on single use cameras through the importation and resale of recycled cameras. Fuji is seeking an order prohibiting importation of the alleged infringing cameras into the U.S. and prohibiting further sales of such products which have been imported. Sales of recycled cameras accounted for 3.8% of the Company's net revenues during fiscal 1998. An evidentiary hearing before an ITC Administrative Law Judge ("ALJ") was held in November, 1998 and the ALJ is expected to issue an initial decision in late February 1999. Such decision is subject to review by the ITC Commissioners, who would then issue a final decision, by May, 1999. That decision would be subject to appeal to the Federal Circuit Court of Appeals. The ultimate outcome of this action and its impact on the Company is not determinable at this time. In addition, the Company is involved in various routine legal proceedings in the ordinary course of its business.

NOTE  E  --  SEGMENT REPORTING

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

NOTE  F  --  EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement of Financial Standards No. 128, "Earnings per Share". Earnings per share is based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the period. Common Stock equivalents consist of stock options. The dilutive effect of stock options, if any, is excluded from the calculation of basic earnings per share, but included in the computation of diluted earnings per share.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                       First Quarter Ended
                                                                         ----------------------------------------------
                                                                             December 26, 1998        December 27, 1997
===========================================================================================================================
Numerator for basic and diluted earnings per share:
 Net income (loss)                                                              $(1,052,000)             $ 1,558,000
                                                                                ===========              ===========

Denominator:
 Denominator for basic earnings per share - weighted-average shares              16,338,000               16,541,000

 Effect of dilutive securities:
   Stock options                                                                    -   *                  1,099,000
                                                                                -----------              -----------
 Denominator for diluted earnings per share                                      16,338,000               17,640,000
                                                                                ===========              ===========

BASIC EARNINGS (LOSS) PER SHARE                                                 $      (.06)             $       .09
                                                                                ===========              ===========

DILUTED EARNINGS (LOSS) PER SHARE                                               $      (.06)             $       .09
                                                                                ===========              ===========

 * The exercise of stock options is not assured as the result would be anti-dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
---------------------------

  Statements in this report concerning future results, growth in sales, achievements, trends, new product or service development or introduction plans or any other statement which may be construed as a prediction of future performance or events are forward-looking statements, the occurrence of which are subject to a number of known and unknown risks and uncertainties which might cause actual results, achievements or occurrences to differ materially from those expressed or implied by such statements. These risks and uncertainties include the Company's ability to create and implement effective customer acquisition techniques; timely development, delivery and market acceptance of products and services which differentiate the Company from other photofinishers; technological changes; product development or production difficulties or delays due to technical difficulties, supply constraints or other factors; changing economic conditions; the impact of competitive products and pricing; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications.
Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.


General
-------

  Seattle FilmWorks, Inc. and its subsidiaries is a leading direct-to-consumer marketer and provider of high-quality amateur traditional photofinishing and digital imaging services and products. The Company offers an array of complementary services and products primarily on a mail-order basis under the brand name Seattle FilmWorks(R). To promote its service and products, the Company relies primarily on direct-marketing programs, including the customer acquisition technique of offering two rolls of film for $2.00 or less (the "Introductory Offer"). The Introductory Offer has been nationally advertised in package inserts, newspaper supplements and magazines and through various other direct-response media. Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. This shift in focus included mailing of two rolls of film to users of personal computers, together with materials promoting the Company's digital imaging services and products, such as Pictures On Disk(TM) and PhotoMail(TM) Internet image delivery.

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

  Until the end of fiscal 1998, the direct costs of customer acquisition were capitalized as an asset on the Company's consolidated balance sheet as "capitalized customer acquisition expenditures." Historically, capitalized customer acquisition expenditures relating to prospective customers were amortized over three years, and, beginning in fiscal 1996, capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers were amortized over six months. These amortization rates were based on estimates of the timing of future roll processing volumes per customer. The proportion of capitalized customer acquisition expenditures amortized over three years relative to those to be amortized over six months varied from period to period based on the timing and mix of promotional activities. Based on developments in fiscal 1998 as discussed below, the Company has changed its accounting estimate for customer acquisition costs in future periods.

     For approximately 75% of rolls received from customers, the Company has the ability to determine the specific mailing to which a customer is responding. These "identifiable responses" serve as the basis for estimates of future response rates for the purpose of determining the appropriate amortization period and for the purpose of assessing recoverability of the investment in customer acquisition expenditures. Net recoverability estimates of the capitalized costs are assessed each quarter based on identifiable responses to the programs for which costs are recorded as an asset. Specifically, the Company compares amortized expense of customer acquisition programs with the actual profitability of such programs to assess whether the costs are fully recoverable. Quarterly analyses prior to fiscal 1998 indicated that the marketing programs for which costs were capitalized were consistently yielding net profits from identifiable responses in excess of the program costs. During the first three quarters of fiscal 1998, the quarterly analyses showed a decline in net profitability, but capitalized costs appeared to be fully recoverable. As discussed in the 10-Q filing for the third fiscal quarter ended June 27, 1998, management's statistical analysis of marketing programs indicated that photofinishing volumes continued to be adversely affected by extended delivery times experienced by customers during the summer of 1997. Based on this analysis completed in the third quarter of fiscal 1998, management believed that these extended delivery times had a negative impact on customer responses. Nevertheless, the amount of net capitalized costs at the end of the third quarter of fiscal 1998 were not in excess of the estimated net profit from identifiable responses expected to be received under the programs in the future.

     During the fourth quarter of fiscal 1998 the overall performance of customer acquisition programs continued to decline. Upon completing the quarterly review of the recoverability of capitalized costs as of September 26, 1998, management concluded that the lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company reduced the capitalized customer acquisition cost asset by $613,000, or 3.5% of the total asset of $17,400,000, recognizing the $613,000 as a pre-tax expense in the fourth quarter of fiscal 1998 and reducing the capitalized customer acquisition cost asset to $16,800,000 as of September 26, 1998. Management attributes the need for this action to a gradual decline in profitability of the average customer, primarily related to response rates.

     Through fiscal 1998, capitalized customer acquisition costs were amortized over 36 months on an accelerated basis. Historical statistical data supported this amortization schedule as a good approximation of identifiable responses to specific customer acquisition marketing programs. As a result, this amortization estimate provided a good matching of the amortization of capitalized direct marketing costs with related revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, Accounting for Advertising Costs ("SOP 93-7"). Prior to fiscal
               ---------------------------------------------
1999 the Company had not sent repeat mailings of its introductory free film to households which had received such a mailing within the last 36 months, because to do so would have obscured the response rates to the initial mailing.
However, recent marketing tests show that repeat mailings may, in some cases, be more productive than seeking out a marginal new target customer. Under current marketing plans, which commenced in the first quarter of fiscal 1999, a significant number of previously targeted and existing customers will receive additional marketing mailings.


     Given the negative trend in identifiable response rates to the Company's marketing programs, management believed there was growing uncertainty about the reliability of historical response rates to predict future performance of its marketing programs. Management also believed significant costs remained capitalized on the Company's balance sheet which related to prior marketing activity to a number of individuals likely to receive additional marketing mailings during fiscal 1999. In addition, industry trends suggest that direct marketing with free film may have decreasing marginal returns. Digital technologies are an emerging substitute to film-based systems and growing acceptance of these technologies may cause further deterioration of results from direct marketing programs as consumer behavior changes.

     The Company is actively pursuing Internet and retail distribution as a complement to its mail order business. It is more difficult to track direct marketing program response rates in a retail environment because customers do not generally submit their orders with coded response forms. As noted above, in accounting for customer acquisition costs, the Company follows SOP 93-7. Previously, the Company was required by SOP 93-7 to capitalize and then amortize customer acquisition costs so that the expenses resulting from the amortization of these costs would match the period in which associated estimated revenue would be received from identifiable responses to those marketing efforts. However, as a result of recent trends in customer responses, the Company's marketing plans and Internet and retail distribution strategies, management believes that the net profit margin on identifiable responses would not be sufficient to justify deferral of such costs due to the trend of lower response rates and to an expected decline in the percentage of identifiable responses to individual programs. As a result of these changes in circumstances, management no longer had persuasive evidence that future direct response advertising would have identifiable results to the degree of reliability that would otherwise require capitalization of such costs pursuant to SOP 93-7. As discussed in the Company's fiscal 1998 10-K filing, effective in the first quarter of fiscal 1999, the Company began expensing all customer acquisition costs as incurred.
In addition, the Company began amortizing $16,800,000 of previously deferred customer acquisition costs over a twelve month period on a straight-line basis. During the first quarter of fiscal 1999, the Company amortized $4,200,000 of previously capitalized customer acquisition costs in addition to current period marketing costs. The Company expects to amortize $4,200,000 of the remaining capitalized customer acquisition expenditures in each of the three remaining quarters of fiscal 1999. Accordingly, operating expenses will significantly increase in fiscal 1999 compared to prior periods. Future periods may reflect increased or decreased customer acquisition costs due to the expensing of such costs as incurred, as well as the timing and magnitude of customer acquisition activities.

     Net loss for the first quarter of fiscal 1999 was $1,052,000, or a loss of $.06 per share, compared to net income of $1,558,000 or diluted earnings per share of $.09 for the first quarter of fiscal 1998. The net loss in fiscal 1999 as compared to net income in fiscal 1998 was primarily attributable to the increase in operating costs as a result of the accelerated amortization of previously deferred customer acquisition costs and expensing of current period marketing costs combined with a decrease in gross profit. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

  Demand for the Company's photo-related services and products is highly seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level of effectiveness of customer acquisition programs, activities by competitors, production difficulties and other factors. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of incurring relatively higher marketing program expenditures prior to the summer months.


Results of Operations

  The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                First Quarter Ended
                                           -----------------------------
                                           December 26,    December 27,
                                               1998            1997
========================================================================

Net revenues                                  100.0%              100.0%
Cost of goods and services                     64.2                57.7
                                              -----               -----

GROSS PROFIT                                   35.8                42.3

Operating expenses:
 Amortized customer acquisition costs          19.5                17.0
 Marketing expenses                            19.4                10.3
 Research and development                        .8                  .7
 General and administrative                     5.3                 4.7
                                              -----               -----
 Total operating expenses                      45.0                32.7
                                              -----               -----

INCOME (LOSS) FROM OPERATIONS                  (9.2)                9.6

Total other income                              1.0                  .9
                                              -----               -----

INCOME (LOSS) BEFORE INCOME TAXES              (8.2)               10.5
Benefit (provision) for income taxes            3.3                (3.6)
                                              -----               -----

NET INCOME (LOSS)                              (4.9)%               6.9%
                                              =====               =====

  Net revenues for the first quarter of fiscal 1999 were $21,512,000 as compared to net revenues of $22,471,000 in the first quarter of fiscal 1998. The decline in net revenues was primarily attributable to ancillary businesses. During the fourth quarter of fiscal 1998 wholesale film sales to certain markets in Asia were discontinued along with a planned reduction in the Company's Photo Home Study continuity program which has been phased out. Net revenues from core photofinishing services and products increased 1.6% as compared to the first quarter of fiscal 1998.

     Cost of goods and services consist of labor, postage and supplies related to the Company's services and products. Gross profit in the first quarter of fiscal 1999 decreased to 35.8% of net revenues compared to 42.3% in the first quarter of fiscal 1998. The decrease was due primarily to higher material and equipment costs stemming from product and service enhancements, such as the move from floppy disk to CD for the Company's Pictures On Disk(TM) product. In addition, the decrease in gross profit reflects higher retail and production labor and equipment costs. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, intensity of promotional activities and other factors.

     Total operating expenses in the first quarter of fiscal 1999 increased to 45.0% of net revenues compared to 32.7% in the first quarter of fiscal 1998. This increase was due primarily to the acceleration in amortization of previously deferred customer acquisition costs combined with current customer acquisition expenditures for the quarter. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition and other marketing expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased or decreased marketing costs due to the expensing of such costs as incurred, as well as the timing and magnitude of marketing activities.

     Marketing expenses include current period expenses associated with customer acquisition, building brand awareness, testing of new marketing strategies and marketing to existing customers. Marketing expenses in the first quarter of fiscal 1999 increased to 19.4% of net revenues compared to 10.3% of net revenues for the first quarter of fiscal 1998. The increase was primarily due to the expensing of current period acquisition costs as compared to the prior period.

     Research and development expenses increased to $168,000 for the first quarter of fiscal 1999 compared to $143,000 in the first quarter of fiscal 1998. The increase was due primarily to additional wage costs to support the Company's digital imaging development strategy. Research and development expenses consist primarily of costs incurred in researching new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products.

     General and administrative expenses increased to $1,144,000 for the first quarter of fiscal 1999 compared to $1,056,000 for the first quarter of fiscal 1998. The increase was due primarily to legal expenses associated with the defense of an action filed by Fuji Photo Film Co., Ltd. with the International Trade Commission and higher professional service fees. See Note D - Contingencies above. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

     Total other income for the first quarter of fiscal 1999 increased to $232,000 as compared to $214,000 for the first quarter of fiscal 1998. The increase was primarily due to higher interest income.

     Federal income taxes were a recorded at a benefit rate of 40% for the first quarter of fiscal 1999 compared to an expense of 34.3% in the first quarter of fiscal 1998. The tax rate for the current fiscal year is affected by the reversal of deferred tax liabilities in relation to deferred customer acquisition costs. Other factors affecting the fiscal 1999 tax rate are tax exempt interest and the federal research and development tax credit.

     Net income as a percentage of net revenues decreased to a loss of 4.9% in the first quarter of fiscal 1999 as compared to net income of 6.9% in the first quarter of fiscal 1998 primarily due to increased operating expenses combined with a decrease in gross profit.

Liquidity and Capital Resources

  As of January 29, 1999, the Company's principal sources of liquidity included cash and short-term investments of $18,477,000 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 4.5 to 1 at the end of the first quarter of fiscal 1999, down from the current ratio of 4.9 to 1 at September 26, 1998 primarily due to decreases in accounts receivable, prepaid expenses and accrued expenses partially offset by increases in inventory and accounts payable. During the first quarter of fiscal 1999, inventory increased by $2,069,000 due primarily to film purchases. Accounts payable increased by $1,090,000 primarily due to increased inventory purchases.

  On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued by the Company at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will serve to offset the dilutive effect of shares of Common Stock issued under the Company's stock option and stock purchase plans. During the first quarter of fiscal 1999, the Company repurchased 466,000 shares of its common stock for a total of $1,493,000.

  Although the Company does not currently have any fixed material commitments with regard to capital expenditures, it currently expects to spend approximately $5,500,000 during the remainder of fiscal 1999, principally for photofinishing processing equipment, data storage and computer network equipment and for leasehold improvements.

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

Year 2000

     The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 systems failures. Year 2000 issues arise because some computer software and hardware ("computer systems") were designed to handle only a two-digit year, not a four-digit year (e.g. 1999 is seen by the computer as "99"). When the year 2000 begins, these computer systems may interpret "00" as the year 1900 and not 2000, and could either stop processing date-related computations or process them incorrectly.

     In order to minimize the impact of the Year 2000 on the Company, a Year 2000 committee has been established for the evaluation and management of risks associated with material Year 2000 issues. The committee's plan includes a review of material computer and imbedded systems that the Company currently has in place, modification or replacement of such systems if required, assessment of Company's software products as relates to Year 2000 issues, inquiry to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues and the development of contingency plans in the event material Year 2000 issues arise in Company or third-party computer systems. The Company estimates that as of January 29, 1999, it had completed approximately 75% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the 75% of the initiatives are in process and expected to be completed on or about June 30, 1999. The Company anticipates that testing of additional systems and required modifications or replacements will be completed by June 30, 1999. As of December 26, 1998, the Company has not expended any material amount to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications, upgrades or replacements unrelated to Year 2000 issues. Other non-Year 2000 information system efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company does not anticipate spending material amounts for additional testing, modification, upgrade and replacement related to Year 2000 during fiscal year 1999. Based on current and anticipated operating needs, many of the Company's critical computer systems do not rely on a two-digit year field as part of the process or are in the process of being replaced with more technologically advanced versions. Each new system being installed has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being upgraded or replaced, include, but are not limited to, the Company's accounting system, inventory control system, workstation and network operating systems. The remaining computer and imbedded systems, including but not limited to, plant equipment, alarm systems, phone equipment and general office equipment are currently being reviewed for Year 2000 compliance as part of the overall plan for testing and modification referenced above. The Company has determined that most products the Company sells in the ordinary course of business do not have issues relating to Year 2000. Software products previously supplied by the Company, in some cases, may display an incorrect date but will continue to function. At their option, customers may upgrade to newer versions of the Company's software to correct the date display. Any Year 2000 issues in products sold by the Company that are manufactured by another vendor will be referred to that vendor.

     In addition to reviewing its own computer systems, the Company has sent letters to material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, service providers, and other companies with which the Company has material business relationships in order to assess these companies' state of Year 2000 readiness. These letters request, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. As of January 29, 1999, the Company had received responses from approximately 50% of such third parties, and 100% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, has been completed and additional mailings will be made in the effort to obtain responses. To date, the Company has not received from any third-party provider with which a material business relationship exists notice of a material Year 2000 issue or inability to address material Year 2000 issues prior to the Year 2000. The Company is not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. If the Company were to experience a material disruption in its computer systems from Year 2000 issues, the Company is prepared to conduct business, particularly the processing of customer orders, utilizing manual processes and third party vendors and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans.


                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.
        ---------

           27    Financial Data Schedule - 1999

     (b) Reports on Form 8-K.
         --------------------

           None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SEATTLE FILMWORKS,  INC.


DATED: February 8, 1999       /s/ Gary R. Christophersen
                              --------------------------------------------------
                                          Gary R. Christophersen
                                     President/Chief Executive Officer
                                       (Principal Executive Officer)



                              /s/ Case H. Kuehn
                              --------------------------------------------------
                                                 Case H. Kuehn
                                        Vice President-Finance/Treasurer
                              (Principal Financial and Chief Accounting Officer)

                               INDEX TO EXHIBITS

                            SEATTLE FILMWORKS, INC.

                         Quarterly Report on Form 10-Q
                    For The Quarter Ended December 26, 1998


Exhibit  Description                                        Page No.
-------  -----------                                        --------

27    Financial Data Schedule                           SEC Electronic Filing