Form 10-Q
period 1999-03-27
SEATTLE FILMWORKS INC
filed 1999-05-07
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON,  D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 1999     Commission file No. 0-15338
                                --------------                         -------





                            SEATTLE FILMWORKS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter.)



           Washington                                 91-0964899
    ---------------------------                  --------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  1260 16th Avenue West, Seattle, WA                        98119
  ----------------------------------                       -------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (206) 281-1390
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

        As of April 30, 1999, there were issued and outstanding 16,301,435 shares of common stock, par value $.01 per share.



                         Index to Exhibits at Page 17

                           SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                        3-8

       Consolidated Balance Sheets as of March 27, 1999
         and September 26, 1998                                           3-4

       Consolidated Statements of Operations for the second quarter
         and six months ended March 27, 1999 and March 28, 1998             5

       Consolidated Statements of Cash Flows for the six months
         ended March 27, 1999 and March 28, 1998                            6

       Notes to Consolidated Financial Statements                         7-8

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9-14

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                            15

     Item 4 - Submission of Matters to a Vote of Security Holders          15

     Item 6 - Exhibits and Reports on Form 8-K                             15

SIGNATURES                                                                 16


INDEX TO EXHIBITS                                                          17


EXHIBITS                                                                   18

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                           SEATTLE FILMWORKS,  INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                  (UNAUDITED)        (NOTE)
                                                                   March 27,      September 26,
ASSETS                                                               1999             1998
=================================================================================================
CURRENT ASSETS
 Cash and cash equivalents                                           $12,188          $11,780
 Securities available-for-sale                                         3,848            4,555
 Accounts receivable, net of allowance for doubtful accounts           1,037            1,914
 Inventories                                                           9,995            7,561
 Capitalized promotional expenditures                                    165              121
 Prepaid expenses and other                                            1,596              831
 Deferred income taxes                                                   358              387
                                                                     -------          -------

TOTAL CURRENT ASSETS                                                  29,187           27,149

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                               11,087           10,954

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                          8,400           16,800

DEPOSITS AND OTHER ASSETS                                                590              213
                                                                     -------          -------

TOTAL ASSETS                                                         $49,264          $55,116
                                                                     =======          =======

Note: The September 26, 1998 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                           SEATTLE FILMWORKS,  INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                (in thousands, except per share and share data)


                                                                 (UNAUDITED)        (NOTE)
                                                                  March 27,      September 26,
LIABILITIES AND SHAREHOLDERS' EQUITY                                1999             1998
===============================================================================================
CURRENT LIABILITIES
 Accounts payable                                                   $ 4,918          $ 2,359
Current portion of capital lease obligations                            179              174
Accrued expenses                                                      1,187            1,376
 Accrued compensation                                                 1,514            1,570
 Income taxes payable                                                     7                7
                                                                    -------          -------

TOTAL CURRENT LIABILITIES                                             7,805            5,486

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion             631              706

DEFERRED INCOME TAXES                                                 2,096            5,223
                                                                    -------          -------

TOTAL LIABILITIES                                                    10,532           11,415

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,266,986                            163              167
 Additional paid-in capital                                              23              981
 Retained earnings                                                   38,546           42,553
                                                                    -------          -------

TOTAL SHAREHOLDERS' EQUITY                                           38,732           43,701
                                                                    -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $49,264          $55,116
                                                                    =======          =======

Note: The September 26, 1998 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                           SEATTLE FILMWORKS,  INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (in thousands, except per share and share data)


                                            Second Quarter Ended        Six Months Ended
                                           -----------------------   -----------------------
                                           March 27,    March 28,    March 27,    March 28,
                                              1999         1998         1999         1998
                                           ==========   ==========   ==========   ==========

Net revenues                                 $19,302      $21,439      $40,814      $43,910
Cost of goods and services                    12,750       12,408       26,557       25,380
                                             -------      -------      -------      -------

GROSS PROFIT                                   6,552        9,031       14,257       18,530

Operating expenses:
 Amortized customer acquisition costs          4,200        3,944        8,400        7,772
 Marketing expenses                            5,208        2,263        9,386        4,578
 Research and development                        287          153          455          296
 General and administrative                    1,216        1,043        2,360        2,099
                                             -------      -------      -------      -------
   Total operating expenses                   10,911        7,403       20,601       14,745
                                             -------      -------      -------      -------

INCOME (LOSS) FROM OPERATIONS                 (4,359)       1,628       (6,344)       3,785

Other income (expense):
 Interest income                                 188          175          420          389
 Non-operating expense, net                      (54)         (12)         (54)         (12)
                                             -------      -------      -------      -------
   Total other income                            134          163          366          377
                                             -------      -------      -------      -------

INCOME (LOSS) BEFORE INCOME TAXES             (4,225)       1,791       (5,978)       4,162
Benefit (Provision) for income taxes           1,692         (614)       2,393       (1,427)
                                             -------      -------      -------      -------

NET INCOME (LOSS)                            $(2,533)     $ 1,177      $(3,585)     $ 2,735
                                             =======      =======      =======      =======
Diluted Earnings (Loss) per Share            $  (.16)     $   .07      $  (.22)     $   .16
                                             =======      =======      =======      =======
Basic Earnings (Loss) per Share              $  (.16)     $   .07      $  (.22)     $   .17
                                             =======      =======      =======      =======

Weighted Average Shares and Dilutive
 Equivalents Outstanding                  16,257,000    17,479,000    16,297,000  17,561,000
                                          ==========    ==========    ==========  ==========
Weighted Average Shares - Basic           16,257,000    16,564,000    16,297,000  16,552,000
                                          ==========    ==========    ==========  ==========


See notes to consolidated financial statements.

                           SEATTLE FILMWORKS,  INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                    Six Months Ended
                                                                 -----------------------
                                                                 March 27,    March 28,
                                                                    1999         1998
                                                                 ==========   ==========

OPERATING ACTIVITIES:
--------------------
 Net income (loss)                                                 $(3,585)    $  2,735
 Charges to income not affecting cash:
 Depreciation and amortization                                       2,317        1,885
 Amortization of capitalized customer
   acquisition expenditures                                          8,400        7,772
 Deferred income taxes                                              (3,098)         772
 Net change in receivables, inventories, payables and other             (9)      (1,818)
 Capitalized promotional expenditures, net                             (44)          95
 Additions to capitalized customer acquisition expenditures              -      (10,294)
                                                                   -------     --------

NET CASH FROM OPERATING ACTIVITIES                                   3,981        1,147

INVESTING ACTIVITIES:
--------------------
 Purchase of furniture, fixtures, and equipment                     (2,826)      (2,808)
 Purchases of securities available-for-sale                         (1,236)      (3,620)
 Sales of securities available-for-sale                              1,943        3,437
                                                                   -------     --------

NET CASH USED IN INVESTING ACTIVITIES                               (2,119)      (2,991)

FINANCING ACTIVITIES:
--------------------
 Proceeds from issuance of Common Stock                                109          706
 Payment on purchase of Common Stock                                (1,493)      (2,637)
 Payment on capital lease obligation                                   (70)           -
                                                                   -------     --------

NET CASH USED IN FINANCING ACTIVITIES                               (1,454)      (1,931)
                                                                   -------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       408       (3,775)

Cash and cash equivalents at beginning of period                    11,780       10,252
                                                                   -------     --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                  $12,188     $  6,477
                                                                   =======     ========

See notes to consolidated financial statements.

                           SEATTLE FILMWORKS,  INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  A  --  BASIS OF PRESENTATION

     Seattle FilmWorks, Inc. and its subsidiaries (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur traditional photofinishing and digital and Internet related imaging services and products. The Company offers an array of complementary services and products, primarily on a mail-order basis, under the brand name Seattle FilmWorks(R). To a lesser extent, the Company provides services, products and photofinishing supplies on a wholesale basis to a variety of commercial customers.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the second quarter and six months ended March 27, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 1999. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 26, 1998.

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

     During the fourth quarter of fiscal 1998 the overall performance of the customer acquisition programs showed a decline. Upon completing the quarterly review of the recoverability of the capitalized costs as of September 26, 1998, management concluded that the lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company reduced the capitalized customer acquisition cost asset by $613,000 to its net realizable value. In accounting for customer acquisition costs, the Company follows the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). Previously, the Company capitalized and then amortized customer acquisition costs so that the expenses resulting from the amortization of these costs would match the period in which associated estimated revenue would be received with respect to those marketing efforts. However, as a result of recent trends in customer responses, the Company's marketing plans and Internet and retail distribution strategies, management believes that the net profit margin on identifiable responses will be insufficient to justify deferral of such costs in the future. Effective in the first quarter of fiscal 1999, the Company began expensing all customer acquisition costs as incurred.
In addition, the Company began amortizing $16,800,000 of previously deferred customer acquisition costs over a twelve month period on a straight-line basis. In the first six months of fiscal 1999, the change in estimate from a three year accelerated amortization to a twelve month straight-line amortization resulted in incremental amortization of previously deferred customer acquisition costs of $1,815,000 or a loss of $.07 per share.

NOTE  C  --  RECLASSIFICATIONS
     Certain prior year balances have been reclassified to conform to the current year's presentation.

                           SEATTLE FILMWORKS,  INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  D  --  CONTINGENCIES
     The Company is a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. ("Fuji") with the International Trade Commission ("ITC") on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents on single use cameras through the importation and resale of recycled cameras. Fuji is seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which have been imported. Sales of recycled cameras accounted for 3.8% of the Company's net revenues during fiscal 1998 and 4.4% during the first six months of fiscal 1999. An evidentiary hearing before an ITC Administrative Law Judge ("ALJ") was held in November, 1998 and the ALJ has issued an initial decision in favor of Fuji which the ITC Commissioners have decided to let stand. The ITC Commissioners are expected to issue a final order in late May or early June, 1999; it is likely that the order will prohibit the Company and its subsidiaries from importing and selling imported recycled single use cameras. The ITC Commissioners' order will be subject to appeal to the Federal Circuit Court of Appeals. The Company is currently considering whether to appeal the ITC order. There is risk that Fuji might bring a civil action against OptiColor and the Company for damages for patent infringement by reason of sales of cameras which have been found in the ITC proceeding to infringe Fuji patents. If such an action were brought, the ITC decision would not be binding in the civil proceeding and would not prevent OptiColor and the Company from raising and litigating all available defenses. At this time, the likelihood that such an action would be brought, and, if brought, its ultimate outcome and impact on the Company, are not determinable. The Company does not expect the pending litigation to have a significant impact on its financial condition, results of operations or liquidity. The Company is also involved in various routine legal proceedings in the ordinary course of its business.

NOTE  E  --  EARNINGS PER SHARE
     The Company calculates earnings per share in accordance with the SFAS No. 128, "Earnings per Share". Earnings per share is based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the period. Common Stock equivalents consist of stock options. The dilutive effect of stock options, if any, is excluded from the calculation of basic earnings per share, but included in the computation of diluted earnings per share.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                Second Quarter Ended          Six Months Ended
                                                          --------------------------------    ----------------
                                                          March 27, 1999    March 28, 1998    March 27, 1999     March 28, 1998
                                                          ===============   ==============   =================   ==============
Numerator for basic and diluted earnings per share:
 Net income (loss)                                          $(2,533,000)      $ 1,177,000        $(3,585,000)      $ 2,735,000
                                                            ===========       ===========        ===========       ===========

Denominator:
 Denominator for basic earnings per share -
   weighted-average shares                                   16,257,000        16,564,000         16,297,000        16,552,000

 Net effect of dilutive stock options                                 -           915,000                  -         1,009,000
                                                            -----------       -----------        -----------       -----------
 Denominator for diluted earnings per share                  16,257,000        17,479,000         16,297,000        17,561,000
                                                            ===========       ===========        ===========       ===========

Basic Earnings (Loss) per Share                             $      (.16)      $       .07        $      (.22)      $       .17
                                                            ===========       ===========        ===========       ===========
Diluted Earnings (Loss) per Share                           $      (.16)      $       .07        $      (.22)      $       .16
                                                            ===========       ===========        ===========       ===========

NOTE  F  --  SEGMENT REPORTING
     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in published financial reports. The Company will adopt the new requirements in fiscal 1999. Management has not yet determined the manner in which it will present the information required by SFAS No. 131.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information
---------------------------
     Statements in this report concerning future results, trends, new product or service development or introduction plans, digital image storage capacity and durability, Year 2000 or any other statement which may be construed as a prediction of future capabilities, performance or events are forward-looking statements, the occurrence of which are subject to a number of known and unknown risks and uncertainties which might cause actual capabilities, performance, or occurrences to differ materially from those expressed or implied by such statements. These risks and uncertainties include the Company's ability to create and implement effective customer acquisition techniques; timely development, delivery and market acceptance of products and services which differentiate the Company from other photofinishers; technological changes; product development or production difficulties or delays due to technical difficulties, supply constraints or other factors; changing economic conditions; the impact of competitive products and pricing; the possibility of delays in the expansion of image storage capacity due to delays in deliveries from suppliers or technical problems; system performance problems due to malfunctions, Internet interruptions or other factors; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General
-------
     Seattle FilmWorks, Inc. including its subsidiaries is a leading direct-to-consumer marketer and provider of high-quality amateur traditional photofinishing and digital and Internet imaging services and products. The Company offers an array of complementary services and products primarily on a mail-order basis under the brand name Seattle FilmWorks(R). To promote its service and products, the Company relies primarily on direct-marketing programs, including the customer acquisition technique of offering two rolls of film for $2.00 or less (the "Introductory Offer"). The Introductory Offer has been nationally advertised in package inserts, newspaper supplements and magazines and through various other direct-response media. Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. This shift in focus included mailing of two rolls of film to users of personal computers, together with materials promoting the Company's digital imaging services and products, such as Pictures On Disk(TM) and PhotoMail(TM) Internet image delivery.

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

     For approximately 75% of rolls received from customers, the Company has the ability to determine the specific mailing to which a customer is responding. These "identifiable responses" serve as the basis for estimates of future response rates for the purpose of determining the appropriate amortization period and for the purpose of assessing recoverability of the investment in customer acquisition expenditures. Net recoverability estimates of the capitalized costs are assessed each quarter based on identifiable responses to the programs for which costs are recorded as an asset. Specifically, the Company compared amortized expense of customer acquisition programs with the actual profitability of such programs to assess whether the costs are fully recoverable. Quarterly analyses prior to fiscal 1998 indicated that the marketing programs for which costs were capitalized were consistently yielding net profits from identifiable responses in excess of the program costs. During the first three quarters of fiscal 1998, the quarterly analyses showed a decline in net profitability, but capitalized costs appeared to be fully recoverable. As discussed in the 10-Q filing for the third fiscal quarter ended June 27, 1998, management's statistical analysis of marketing programs indicated that photofinishing volumes continued to be adversely affected by extended delivery times experienced by customers during the summer of 1997. Based on this analysis completed in the third quarter of fiscal 1998, management believed that these extended delivery times had a negative impact on customer responses. Nevertheless, the amount of net capitalized costs at the end of the third quarter of fiscal 1998 were not in excess of the estimated net profit from identifiable responses expected to be received under the programs in the future.

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

     The Company is actively pursuing Internet and retail distribution as a complement to its mail order business. It is more difficult to track direct marketing program response rates in a retail environment because customers do not generally submit their orders with coded response forms. As noted above, in accounting for customer acquisition costs, the Company follows SOP 93-7. Previously, the Company was required by SOP 93-7 to capitalize and then amortize customer acquisition costs so that the expenses resulting from the amortization of these costs would match the period in which associated estimated revenue would be received from identifiable responses to those marketing efforts. However, as a result of recent trends in customer responses, the Company's marketing plans and Internet and retail distribution strategies, management believes that the net profit margin on identifiable responses would not be sufficient to justify deferral of such costs due to the trend of lower response rates and to an expected decline in the percentage of identifiable responses to individual programs. As a result of these changes in circumstances, management no longer had persuasive evidence that future direct response advertising would have identifiable results to the degree of reliability that would otherwise require capitalization of such costs pursuant to SOP 93-7. As discussed in the Company's fiscal 1998 Annual Report on Form 10-K, effective in the first quarter of fiscal 1999, the Company began expensing all customer acquisition costs as incurred. In addition, the Company began amortizing $16,800,000 of previously deferred customer acquisition costs over a twelve month period on a straight-line basis. During each of the first and second quarters of fiscal 1999, the Company amortized $4,200,000 of previously capitalized customer acquisition costs in addition to current period marketing costs. The Company expects to amortize

$4,200,000 of the remaining capitalized customer acquisition expenditures in each of the two remaining quarters of fiscal 1999. Accordingly, operating expenses will be significantly higher in fiscal 1999 compared to prior periods. Future periods may reflect increased or decreased customer acquisition costs due to the expensing of such costs as incurred, as well as the timing and magnitude of marketing activities.

     Net loss for the first six months of fiscal 1999 was $3,585,000, or a loss of $.22 per share, compared to net income of $2,735,000 or diluted earnings per share of $.16 for the six months of fiscal 1998. The net loss in fiscal 1999 as compared to net income in fiscal 1998 was primarily attributable to the increase in operating costs as a result of the accelerated amortization of previously deferred customer acquisition costs and expensing of current period marketing costs combined with a decrease in gross profit. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

     Demand for the Company's photo-related services and products is highly seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level of effectiveness of customer acquisition and marketing programs, activities by competitors, production difficulties and other factors. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of incurring relatively higher marketing program expenditures prior to the summer months.

Results of Operations
---------------------
     The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                              Second Quarter Ended        Six Months Ended
                                             -----------------------   -----------------------
                                             March 27,    March 28,    March 27,    March 28,
                                                1999         1998         1999         1998
===============================================================================================

Net revenues                                   100.0%       100.0%       100.0%       100.0%
Cost of goods and services                      66.1         57.9         65.1         57.8
                                              ------        -----        -----        -----

GROSS PROFIT                                    33.9         42.1         34.9         42.2

Operating expenses:
 Amortized customer acquisition costs           21.7         18.4         20.6         17.7
 Marketing expenses                             27.0         10.6         23.0         10.4
 Research and development                        1.5          0.7          1.1          0.7
 General and administrative                      6.3          4.8          5.8          4.8
                                              ------        -----        -----        -----
  Total operating expenses                      56.5         34.5         50.5         33.6
                                              ------        -----        -----        -----

INCOME (LOSS) FROM OPERATIONS                  (22.6)         7.6        (15.6)         8.6

Total other income                               0.7          0.8          0.9          0.8
                                              ------        -----        -----        -----

INCOME (LOSS) BEFORE INCOME TAXES              (21.9)         8.4        (14.7)         9.4
Benefit (provision) for income taxes             8.8         (2.9)         5.9         (3.2)
                                              ------        -----        -----        -----

NET INCOME (LOSS)                             (13.1)%         5.5%       (8.8)%         6.2%
                                              ======        =====        =====        =====


     Net revenues for the second quarter of fiscal 1999 were $19,302,000 compared to net revenues of $21,439,000 in the second quarter of fiscal 1998. For the six months ended March 27, 1999, net revenues were $40,814,000 compared to $43,910,000 for the same period of fiscal 1998. The decreases in net revenues were primarily due to lower-than-expected photofinishing revenues. Management attributes reduced photofinishing revenues to increased competition, primarily relating to lower retail pricing of major film brands. In addition, the Company reduced spending on marketing programs in the first half of fiscal 1999 as compared to the prior year based on a planned shift in concentration of marketing programs to the third and fourth quarters of fiscal 1999. Sales of products and photofinishing supplies to commercial customers also decreased in fiscal 1999 periods primarily due to the lower retail pricing of major film brands which has reduced market share of private-label brands. Net revenues for fiscal 1999 periods were also affected by a planned reduction in ancillary businesses primarily related to wholesale film sales in Asia and the Company's Photo Home Study continuity program.

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the second quarter of fiscal 1999 decreased to 33.9% of net revenues compared to 42.1% in the second quarter of fiscal 1998. For the first six months of fiscal 1999, gross profit decreased to 34.9% compared to 42.2% for the same period of fiscal 1998. The decreases in fiscal 1999 periods were due primarily to lower net revenues combined with higher material and usage costs relating to enhancements in digital and traditional services and products. Gross profit also included higher retail and production labor and equipment costs. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, level and nature of promotional activities and other factors.

     Total operating expenses in the second quarter of fiscal 1999 increased to 56.5% of net revenues compared to 34.5% in the second quarter of fiscal 1998. For the first six months of fiscal 1999 total operating expenses increased to 50.5% of net revenues compared to 33.6% for the same period of fiscal 1998. The increases in operating costs were due primarily to the acceleration in amortization of previously deferred customer acquisition costs combined with current customer acquisition and marketing expenditures for the quarter and six month periods. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition expenditures and other marketing expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Also, the Company expects to amortize $4,200,000 of the remaining capitalized customer acquisition expenditures in each of the two remaining quarters of fiscal 1999. Accordingly, operating expenses will continue to be significantly higher in fiscal 1999 compared to prior periods. Future periods may reflect increased or decreased marketing costs due to the expensing of such costs as incurred, as well as the timing and magnitude of marketing activities.

     Marketing expenses include current period expenses associated with customer acquisition, building brand awareness, testing of new marketing strategies and marketing to existing customers. Marketing expenses in the second quarter of fiscal 1999 increased to 27.0% of net revenues compared to 10.6% of net revenues for the second quarter of fiscal 1998. For the first six months of fiscal 1999, other marketing expenses were 23.0% of net revenues compared to 10.4% of net revenues for the first six months of fiscal 1998. The increases were primarily due to the expensing of current period acquisition costs as compared to the prior periods.

     Research and development expenses increased to $287,000 in the second quarter of fiscal 1999 as compared to $153,000 for the second quarter of fiscal 1998. Research and development expenses for the first six months of fiscal 1999 increased to $455,000 as compared to $296,000 for the first six months of fiscal 1998. The increases in fiscal 1999 were due primarily to additional wages and contract services incurred primarily to support the Company's digital imaging development strategy. Research and development expenses consist primarily of costs incurred in researching and developing new computerized digital imaging concepts, developing computer software products and creating equipment necessary to provide customers with new computer-related photographic services and products, including online Internet services and products.

     General and administrative expenses increased to $1,216,000 for the second quarter of fiscal 1999 as compared to $1,043,000 for the second quarter of fiscal 1998. General and administrative costs increased to $2,360,000 for the first six months of fiscal 1999 as compared to $2,099,000 for the first six months of fiscal 1998. The increases were due primarily to increases in legal and professional fees combined with higher wages and benefits. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, legal, investor relations and general corporate activities.

     Total other income for the second quarter of fiscal 1999 decreased to $134,000 as compared to $163,000 for the second quarter of fiscal 1998. For the first six months of fiscal 1999, total other income was $366,000 as compared to $377,000 for the same period of fiscal 1998. The decreases in the fiscal 1999 periods were due primarily to losses related to the disposal of certain obsolete assets.

     Federal income taxes were recorded at a benefit rate of 40% for the first six months of fiscal 1999 compared to an expense of 34.3% in the first six months of fiscal 1998. The tax rate for the current fiscal year is affected by the reversal of deferred tax liabilities in relation to deferred customer acquisition costs. Other factors affecting the fiscal 1999 tax rate are tax exempt interest and the federal research and development tax credit.

     Net income as a percentage of net revenues decreased to a loss of 13.1% in the second quarter of fiscal 1999 as compared to net income of 5.5% in the second quarter of fiscal 1998. For the first six months of fiscal 1999 net income as a percentage of net revenues decreased to a loss of 8.8% compared to net income of 6.2% for the same period of fiscal 1998. The fiscal 1999 period decreases were primarily due to increased operating expenses combined with a decrease in net revenues and gross profit.

Liquidity and Capital Resources
-------------------------------
     As of April 30, 1999, the Company's principal sources of liquidity included cash and short-term investments of $16,060,000 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 3.7 to 1 at the end of the second quarter of fiscal 1999, compared to 4.9 to 1 at September 26, 1998. During the first six months of fiscal 1999, the Company increased inventory levels by $2,434,000 to accommodate third and fourth quarter marketing plans and support planned for photofinishing volumes. Accounts payable increased by $2,559,000 primarily due to inventory purchases. Accounts receivable decreased by $877,000 primarily due to payments received for wholesale film orders shipped in the fourth quarter of fiscal 1998, sales of which were substantially discontinued in the fourth quarter of fiscal 1998.

     On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued by the Company at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will to some degree offset the dilutive effect on earnings per share of shares of Common Stock issued under the Company's stock option and stock purchase plans. During the first quarter of fiscal 1999 the Company repurchased 466,000 shares of its common stock at a total price of $1,493,000.

     Although the Company does not currently have any fixed material commitments with regard to capital expenditures, it currently expects to spend approximately $4,500,000 during the remainder of fiscal 1999, principally for photofinishing processing equipment, data storage and computer network equipment and for leasehold improvements.

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

Year 2000
---------
     The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 systems failures. Year 2000 issues arise because some computer software and hardware ("computer systems") were designed to handle only a two-digit year, not a four-digit year (e.g. 1999 is seen by the computer as "99"). When the year 2000 begins, these computer systems may interpret "00" as the year 1900 and not 2000, and could either stop processing date-related computations or process them incorrectly.

     In order to minimize the impact of the Year 2000 on the Company, a Year 2000 committee has been established for the evaluation and management of risks associated with material Year 2000 issues. The committee's plan includes a review of material computer and imbedded systems that the Company currently has in place, modification or replacement of such systems if required, assessment of Company's software products as relates to Year 2000 issues, inquiry to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues and the development of contingency plans in the event material Year 2000 issues arise in Company or third-party computer systems. The Company estimates that as of April 30, 1999, it had completed approximately 80% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects are in process and expected to be completed on or about June 30, 1999. The Company anticipates that testing of additional systems and required modifications or replacements will be completed by June 30, 1999. As of March 27, 1999, the Company has not expended any material amount to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications, upgrades or replacements unrelated to Year 2000 issues. Other non-Year 2000 information system efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company does not anticipate spending material amounts for additional testing, modification, upgrade and replacement related to Year 2000 during fiscal year 1999. Based on current and anticipated operating needs, many of the Company's critical computer systems do not rely on a two-digit year field as part of the process or are in the process of being replaced with more technologically advanced versions. Each new system being installed has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being upgraded or replaced, include, but are not limited to, the Company's accounting system, inventory control system, workstation and network operating systems. The remaining computer and imbedded systems, including but not limited to, plant equipment, alarm systems, phone equipment and general office equipment are currently being reviewed for Year 2000 compliance as part of the overall plan for testing and modification referenced above. The Company has determined that most products the Company sells in the ordinary course of business do not have issues relating to Year 2000. Software products previously supplied by the Company, in some cases, may display an incorrect date but will continue to function. At their option, customers may upgrade to newer versions of the Company's software to correct the date display. Any Year 2000 issues in products sold by the Company that are manufactured by another vendor will be referred to that vendor.

     In addition to reviewing its own computer systems, the Company has sent letters to material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, service providers, and other companies with which the Company has material business relationships in order to assess these companies' state of Year 2000 readiness. These letters request, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. As of April 30, 1999, the Company had received responses from approximately 50% of such third parties, and 100% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, has been completed. To date, the Company has not received from any third-party provider with which a material business relationship exists notice of a material Year 2000 issue or inability to address material Year 2000 issues prior to the Year 2000. The Company is not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. If the Company were to experience a material disruption in its computer systems from Year 2000 issues, the Company is prepared to conduct business, particularly the processing of customer orders, utilizing manual processes and third party vendors and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans.

                         PART II -- OTHER INFORMATION
                         ----------------------------


ITEM 1 - LEGAL PROCEEDINGS

     For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd. on February 13, 1998, see Note D of Notes to Consolidated Financial Statements in Part I above.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On February 9, 1999, the Company held its annual meeting of shareholders. The shareholders acted on the following matter at the annual meeting.

     The following individuals were elected to the Company's Board of Directors, to hold office for a three-year term and until his respective successor is duly elected and qualified. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.


                                For       Withheld   Non-votes
                             ----------   --------   ---------
     Peter H. van Oppen      15,390,599    235,978   N/A
     Craig E. Tall           15,399,948    226,629   N/A


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
         ---------

              10.1 Supplemental lease agreement No. 5 with General Services Administration dated February 10, 1999

              27     Financial Data Schedule


     (b) Reports on Form 8-K.
         --------------------

            None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SEATTLE FILMWORKS,  INC.


DATED:  May 7, 1999                 /s/ Gary R. Christophersen
                                    --------------------------------------
                                            Gary R. Christophersen
                                       President/Chief Executive Officer
                                         (Principal Executive Officer)



                                    /s/ Case H. Kuehn
                                    ---------------------------------------
                                                Case H. Kuehn
                                       Vice President-Finance/Treasurer
                                        (Principal Financial and Chief
                                              Accounting Officer)

                               INDEX TO EXHIBITS

                           SEATTLE FILMWORKS,  INC.

                         Quarterly Report on Form 10-Q
                     For The Quarter Ended March 27, 1999


Exhibit       Description                                                               Page No.
-------       -----------                                                               --------

10.1         Supplemental lease agreement No 5. with General Service Administration
             dated February 10, 1999                                                       18

27           Financial Data Schedule                                                  Edgar filing
