Form 10-K405/A
period 1998-09-26
SEATTLE FILMWORKS INC
filed 1999-06-14
CIK 791050

                                  FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended SEPTEMBER 26, 1998

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file No.  0-15338

                            SEATTLE FILMWORKS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


            Washington                                  91-0964899
 ----------------------------------                 -------------------
   (State or other jurisdiction                       (IRS Employer
 of incorporation or organization)                  Identification No.)


  1260 16th Avenue West, Seattle,  WA                      98119
---------------------------------------             ---------------------
(Address of principal executive offices)                (Zip Code)

 Registrant's telephone number, including area code:  (206) 281-1390

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

                           Exhibit Index at Page 25

Explanatory Note

     This 10-K/A is being filed to clarify or expand certain disclosures in Notes A, B, H, and J of Notes to Consolidated Financial Statements set forth in
Item 8 of this report. This amendment does not restate reported results for any period.


             ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

                            SEATTLE FILMWORKS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except per share and share data)


                                                    Fiscal Years Ended
                                       --------------------------------------------
                                       September 26,  September 27,  September 28,
                                           1998           1997            1996
                                       =============  =============  ==============

Net revenues                             $    96,716    $   101,189    $    84,152

Cost of goods and services                    56,023         58,624         49,159
                                         -----------    -----------    -----------
GROSS PROFIT                                  40,693         42,565         34,993

Operating expenses:
 Customer acquisition costs                   17,903         15,764         11,981
 Other selling expenses                        7,654          7,789          6,911
 Research and development                        588            696            732
 General and administrative                    4,361          3,503          3,460
                                         -----------    -----------    -----------
  Total operating expenses                    30,506         27,752         23,084
                                         -----------    -----------    -----------

INCOME FROM OPERATIONS                        10,187         14,813         11,909

Other income (expense):
 Interest income                                 731            561            449
 Nonoperating income (expense), net              209             13           (121)
                                         -----------    -----------    -----------
  Total other income                             940            574            328
                                         -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                    11,127         15,387         12,237

Provision for income taxes (Note G)            3,552          5,242          4,220
                                         -----------    -----------    -----------
NET INCOME                               $     7,575    $    10,145    $     8,017
                                         ===========    ===========    ===========

Diluted earnings per share                      $.43           $.57           $.45
                                         ===========    ===========    ===========
Basic earnings per share                        $.45           $.62           $.50
                                         ===========    ===========    ===========
Weighted average shares and
 equivalents outstanding - Diluted        17,474,000     17,770,000     17,726,000
                                         ===========    ===========    ===========
Weighted average shares - Basic           16,652,000     16,307,000     16,170,000
                                         ===========    ===========    ===========

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                               Common Stock
                                            --------------------------------------------------
                                               Shares      Par    Paid-In   Retained
                                            Outstanding   Value   Capital   Earnings   Total
                                            ============  ======  ========  ========  ========
BALANCE AS OF SEPTEMBER 30, 1995             16,073,484    $160   $   954    $16,816  $17,930

 Stock options exercised                        155,902       2       350                 352
 Income tax benefit of stock options                                  424                 424
 Employee stock purchase plan                    20,172               162                 162
 Purchase and retirement of Common Stock        (17,712)             (210)               (210)
 Net income                                                                    8,017    8,017
                                             ----------     ---    ------    -------  -------
BALANCE AS OF SEPTEMBER 28, 1996             16,231,846     162     1,680     24,833   26,675

 Stock options exercised                        247,002       2       358                 360
 Income tax benefit of stock options                                  875                 875
 Employee stock purchase plan                    37,410       1       369                 370
 Purchase and retirement of Common Stock        (80,000)     (1)     (823)               (824)
 Net income                                                                   10,145   10,145
                                             ----------     ---     -----    -------  -------
BALANCE AS OF SEPTEMBER 27, 1997             16,436,258     164     2,459     34,978   37,601

 Stock options exercised                      1,013,618      10       778                 788
 Income tax benefit of stock options                                2,266               2,266
 Employee stock purchase plan                    35,382       1       299                 300
 Purchase and retirement of Common Stock       (843,367)     (8)   (4,821)             (4,829)
 Net income                                                                    7,575    7,575
                                             ----------     ---   -------    -------  -------
BALANCE AS OF SEPTEMBER 26, 1998             16,641,891    $167   $   981    $42,553  $43,701
                                             ==========    ====   =======    =======  =======

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Fiscal Years Ended
                                                             ------------------------------------------------
                                                              September 26,     September 27,   September 28,
                                                                  1998              1997            1996
                                                             ===============  ===============  ==============
OPERATING ACTIVITIES:
 Net income                                                       $  7,575        $ 10,145        $  8,017
 Charges to income not affecting cash:
  Depreciation                                                       3,422           2,488           1,642
  Amortization of non-compete                                          375             376             376
  Amortization of capitalized customer
    acquisition expenditures                                        16,558          14,723          10,772
  Deferred income taxes                                                755             790           1,379
 Net change in receivables, inventories,
    payables, and other                                              1,302          (1,785)         (2,802)
 Capitalized promotional expenditures, net                              90              27             (80)
 Additions to capitalized customer
  acquisition expenditures                                         (19,476)        (17,271)        (14,750)
                                                                  --------        --------        --------
NET CASH FROM OPERATING ACTIVITIES                                  10,601           9,493           4,554

INVESTING ACTIVITIES:
 Purchase of furniture, fixtures, and equipment                     (5,750)         (4,779)         (4,067)
 Purchases of securities available-for-sale                         (4,898)         (9,642)         (7,409)
 Sales of securities available-for-sale                              5,405           9,139           4,195
                                                                  --------        --------        --------
NET CASH USED IN INVESTING ACTIVITIES                               (5,243)         (5,282)         (7,281)

FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock                              1,088             730             512
 Payment on purchase of Common Stock                                (4,829)           (824)           (210)
 Payment on capital lease obligations                                  (89)
                                                                  --------        --------        --------
NET CASH FROM (USED IN) FINANCING ACTIVITIES                        (3,830)            (94)            302
                                                                  --------        --------        --------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                    1,528           4,117          (2,425)

Cash and cash equivalents
 at beginning of year                                               10,252           6,135           8,560
                                                                  --------        --------        --------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                                   $ 11,780        $ 10,252        $  6,135
                                                                  ========        ========        ========
Supplemental cash flow information:
 Cash paid for interest                                           $     26
 Cash paid for income taxes                                       $  3,315        $  2,095        $  2,300

Supplemental non-cash financing and investing activity:
 Capital lease obligation incurred                                $    969

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEATTLE FILMWORKS, INC. and subsidiaries (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur traditional photofinishing and digital imaging services and products. The Company offers an array of complementary services and products, primarily on a mail-order basis, under the brand name SeattleFilmWorks. To a lesser extent, the Company provides services, products, and photofinishing supplies on a wholesale basis to a variety of commercial customers.

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

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company's products and services will not be returned but customers can request a refund if not satisfied.
During fiscal year 1998 refunds were less than 1% of net revenues. An allowance is recorded for expected future returns.

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

NOTE  B --  CUSTOMER AQUISITION EXPENDITURES

     The Company's principal technique for acquiring new customers is its Introductory Offer of two rolls of 35mm film for $2.00 or less. Customer acquisition costs are comprised of the costs of generating a lead and the amortization of direct costs associated with the Company's promotional offers sent to prospective and existing customers. The costs of generating a lead, which are expensed when the promotion is run, include all direct-response media, advertising, and other costs associated with developing target customer lists. The direct costs of customer acquisition include film, postage, and printed material costs associated with mailings to prospective and existing customers. For periods prior to and including fiscal year 1998, the direct costs of customer acquisition were capitalized as an asset on the Company's consolidated balance sheet under "capitalized customer acquisition expenditures" and amortized over a three year period on an accelerated basis.

                            SEATTLE FILMWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  B -- CUSTOMER AQUISITION EXPENDITURES (Continued)

     In accounting for customer acquisition costs, the Company follows the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). Using unique customer numbers and coded promotional response forms the Company tracks both the direct-response mailing to which the customer responded and the revenues generated over the life of the customer. The Company has therefore been capable of matching specific revenues associated with a specific pool of customers with the related capitalized customer acquisition cost. For all periods prior to the fourth quarter of fiscal 1998, this data provided the basis for the three year amortization schedule of 55% the first year, 29% the second year and 16% the third year.

     Quarterly analyses prior to fiscal year 1998 indicated that the marketing programs for which costs were capitalized were consistently yielding net profits from identifiable rolls in excess of the program costs. During fiscal year 1998, the quarterly analyses of identifiable rolls began to show a decline in net profitability from identifiable rolls, but the programs were still profitable overall. The analysis done during the third quarter of fiscal 1998 indicated that production problems during the fourth quarter of fiscal 1997 had caused an extraordinary impact on customer responses, but the amount of customer acquisition costs then capitalized were not believed to be in excess of the estimated net profit from future identifiable rolls to be received under the programs. In the fourth quarter, continued deterioration in the performance of the Company's customer acquisition programs occurred. This trend was discussed in the MD&A set forth in the Company's Form 10-Q for the quarter ended June 27, 1998 when the Company indicated photofinishing revenues were weaker in the latter part of June (1998) and this pattern was continuing into the month of July. While increased competition and other factors may have been contributing to reduced photofinishing volumes, management's statistical analysis of marketing programs indicated that photofinishing volumes continued to be negatively affected by extended delivery times experienced by customers during the summer of fiscal 1997. Upon completing the quarterly review of the recoverability of the capitalized costs as of September 26, 1998, management concluded lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. The Company recorded a charge of $613,000 in the fourth quarter of fiscal 1998 to write-down the Customer Acquisition Costs recorded as an asset to the probable remaining future net profitability expected to result directly from the deferred customer acquisition costs. The assessment of the realizability of the asset was completed on a monthly pool-by-pool basis. Based upon photofinishing volumes through the fourth quarter of 1998, estimates for future net profitability of the majority of customer acquisition programs conducted during fiscal 1998 were less than the corresponding amounts that remained unamortized. In accordance with SOP 93-7, these estimates only included revenue that could be specifically identified as resulting from a particular program. Although these marketing programs remained profitable on an overall basis if customer orders which could not be specifically tracked were included in the analysis, the net profit that could be specifically isolated to the capitalized costs did not support the amount of unamortized costs on the balance sheet. Thus, the net realizability of a portion of the asset could not be supported and expensing of certain previously capitalized costs became appropriate. Accordingly, the asset was written down $613,000 to bring the net capitalized cost to estimated break-even performance for estimated future identifiable roll volume.

     The Company believes the reliability of accounting estimates decreases as the length of the period for which such estimates are made increases. Therefore, the period over which the benefits of direct response advertising should be amortized is no longer than the greater of one year or one operating cycle. During the past, when the nature of the marketing programs was essentially static and consistently utilized, the Company was able to demonstrate, with reasonable reliability, that the duration of the probable future benefits was up to three years. Management now expects the percentage of unidentifiable respondents to increase. New marketing programs scheduled for launch in the next several quarters will remove management's ability to reliably measure

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued


NOTE  B -- CUSTOMER AQUISITION EXPENDITURES (Continued)

customer responses beyond twelve months. With changes in marketing programs, coupled with expansion of retail operations, management can no longer conclude as to the specific advertising, if any (e.g. in the case of retail signage promotions) to which a customer is responding. Under current marketing plans, a significant number of customers, for which a portion of the costs of previous direct marketing efforts remain capitalized, will be impacted by the new programs during fiscal 1999. As a result, management does not believe that the prior measured timing of responses is indicative of future measurable responses from the prior marketing programs, and that, once these pools are tainted by the supplemental marketing to these customers, conclusive data no longer will exist to continue to support amortizing the remaining capitalized costs of previous programs for more than a period of twelve months. Planned marketing programs in 1999 contemplate that pools will become tainted at some point throughout the year by supplemental marketing efforts. Accordingly, effective in the first quarter of fiscal 1999, the Company will expense customer acquisition costs as incurred and will amortize the remaining $16,800,000 of capitalized customer acquisition costs over a twelve month period on a straight-line basis. This is management's best estimate of the period in which the benefits of the previous marketing costs to this customer base will be visible before the measurable benefits of these previous programs are obsoleted by the supplemental marketing efforts to this customer base. Furthermore, management estimates that the gross margin associated with future photofinishing orders would support a twelve month amortization period. This change in estimate does not impact fiscal year 1998 and management believes the change in estimate from a three year accelerated amortization to a twelve month straight-line amortization will result in incremental amortization of previously deferred customer acquisition costs during fiscal year 1999 of approximately $5,810,000, or $.24 per share.

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

NOTE  D --  FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment, at cost consist of the following:

                                                  September 26,   September 27,
                                                       1998            1997
                                                  ==============  ==============
                                                          (in thousands)

Furniture, fixtures, and equipment                     $ 20,437        $ 15,389
Equipment under capital lease                               969
Leasehold improvements                                    3,176           2,949
                                                       --------        --------
                                                         24,582          18,338
Less accumulated depreciation and amortization          (13,628)        (10,774)
                                                       --------        --------
                                                       $ 10,954        $  7,564
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

                                               Capital   Operating
                                                Lease     Leases
                                               ========  =========
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

                            SEATTLE FILMWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  G --  INCOME TAXES
The provision for income taxes is as follows (in thousands):
                                                                                                   1998     1997     1996
                                                                                                 ======   ======   ======
Provision for income taxes:
  Current                                                                                        $2,797   $4,452   $2,841
  Deferred                                                                                          755      790    1,379
                                                                                                 ------   ------   ------
                                                                                                 $3,552   $5,242   $4,220
                                                                                                 ======   ======   ======

A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:
                                                                                                   1998     1997     1996
                                                                                                 ======   ======   ======

Statutory tax rate                                                                                 34.0%    35.0%    35.0%
Research and development tax credits                                                                (.4)     (.3)     (.1)
Tax exempt interest                                                                                 (.8)     (.5)     (.1)
Other, net                                                                                          (.9)     (.1)     (.3)
                                                                                                 ------   ------   ------
                                                                                                   31.9%    34.1%    34.5%
                                                                                                 ======   ======   ======

Principal items comprising the cumulative deferred income taxes are as follows:

                                                                                                   1998     1997
                                                                                                 ======   ======
Deferred tax liabilities:
 Customer acquisition expenditures                                                               $5,880   $4,859
 Other liabilities                                                                                  190      300
                                                                                                 ------   ------
Total deferred tax liabilities                                                                    6,070    5,159

Deferred tax assets:
 Accrued expenses                                                                                   577      342
 Non-compete agreement                                                                              368      272
 Depreciation and amortization                                                                      289      464
                                                                                                 ------   ------
Total deferred tax assets                                                                         1,234    1,078
                                                                                                 ------   ------
Net deferred tax liabilities                                                                     $4,836   $4,081
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

                                     Number           Price Per       Weighted Average
                                    of Shares           Share          Exercise Price
                                   ===========     ==============     ================
  Balance at September 30, 1995     1,947,932     $ 0.19 -  $ 9.44       $ 1.72
    Granted during 1996               213,075     $ 8.55 -  $13.67       $11.37
    Canceled during 1996              (28,886)    $ 2.07 -  $ 9.44       $ 4.68
    Exercised during 1996            (155,902)    $ 0.19 -  $ 6.78       $ 2.24
                                   ----------

  Balance at September 28, 1996     1,976,219     $ 0.21 -  $13.67       $ 2.67
    Granted during 1997               194,100     $ 9.63 -  $14.67       $12.04
    Canceled during 1997              (25,679)    $ 2.07 -  $14.67       $ 5.48
    Exercised during 1997            (247,002)    $ 0.21 -  $11.72       $ 1.45
                                   ----------

  Balance at September 27, 1997     1,897,638     $ 0.21 -  $14.67       $ 3.75
    Granted during 1998               206,650     $ 3.75 -  $11.31       $ 8.96
    Canceled during 1998              (29,677)    $ 2.67 -  $14.67       $11.23
    Exercised during 1998          (1,013,618)    $ 0.21 -  $ 4.96       $ 0.78
                                   ----------

  Balance at September 26, 1998     1,060,993     $ 0.21 -  $14.67       $ 7.41
                                   ==========

          The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 26, 1998.

                                     Options Outstanding          Options Exercisable
                           -----------------------------------    -------------------
                                         Remaining
Range of                     Options    Contractual   Exercise    Options    Exercise
Exercise Prices            Outstanding  Life (Years)    Price   Exercisable   Price
-------------------------  -----------  -----------   --------  -----------  --------

  $0.21 -  $2.00             151,212        1.7       $ 0.92      151,212     $ 0.92
  $2.01 -  $5.00             210,264        3.2       $ 3.79      192,554     $ 3.71
  $5.01 - $10.00             338,968        4.1       $ 7.90      161,432     $ 6.89
 $10.01 - $14.67             360,549        3.9       $11.79      197,019     $11.77
                            --------                              -------
                           1,060,993        2.3       $ 7.41      702,217     $ 6.10
                          ==========                              =======

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

     Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net income would have been reduced as follows:

                                                               September 26,  September 27,  September 28,
                                                                    1998           1997           1996
                                                              -------------  -------------  -------------
                                                                 (in thousands, except per share data)
Net income:
  As reported...............................................         $7,575        $10,145         $8,017
  Pro forma.................................................         $7,034        $ 9,687         $7,706
Diluted earnings per share:
  As reported.............................................           $  .43        $   .57         $  .45
  Pro forma.................................................         $  .40        $   .54         $  .43
Basic earnings per share:
  As reported.............................................           $  .45        $   .62         $  .50
  Pro forma.................................................         $  .42        $   .59         $  .48

    The pro forma effects on net income for fiscal year 1998, 1997 and 1996 are not indicative of pro forma effects in future years because SFAS No. 123 does not apply to grants prior to fiscal 1996 and additional grants in future years are anticipated.

     In September 1998, the Board of Directors passed a resolution to allow employees the opportunity to surrender previously granted options in exchange for a new option grant at current market prices. Employees would be granted options for two shares of common stock in exchange for the surrender of options for three shares of common stock. All vesting periods would start at the new grant date at the rate of 25% for each year employed after the new grant date. The new grant date was October 9, 1998, with a grant price equal to fair market value of $3.125. Total old options surrendered and canceled were 217,150. Total new options issued on October 9, 1998 were 144,765. Executive officers and non-employee directors were not eligible to participate in this option exchange.

     No compensation expense was recognized upon the October 9, 1998 exchange because there was no intrinsic value in the new options as of that date.

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                       September 26, 1998  September 27, 1997  September 26, 1996
                                                       ==================  ==================  ==================
Numerator for basic and diluted earnings per share:
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
                                                              ===========         ===========         ===========

                            SEATTLE FILMWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  J  --  EARNINGS PER SHARE (Continued)

     Excluded from the computation of diluted earnings per share for the year ended September 26, 1998 are options to acquire 575,049 shares of common stock with a weighted average exercise price of $10.81. Excluded from the computation of diluted earnings per share for the year ended September 27, 1997 are options to acquire 14,587 shares of common stock with a weighted average exercise price of $13.44. Excluded from the computation of diluted earnings per share for the year ended September 28, 1996 are options to acquire 168,150 shares of common stock with a weighted average exercise price of $11.73. The impact of these options were excluded from the computation of diluted earnings per share because their effects would be antidilutive.

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

     The Company is a defendant in a legal proceeding filed by Fuji Photo Film Co., Ltd. ("Fuji") with the International Trade Commission ("ITC") on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents on single use cameras through the importation and resale into the U.S. of recycled cameras. Fuji is seeking an order prohibiting importation of the alleged infringing cameras into the U.S. and prohibiting further sales of such products which have been imported. Sales of recycled cameras accounted for 3.8 % of the Company's net revenues during fiscal 1998. An evidentiary hearing before an ITC Administrative Law Judge ("ALJ") was held in November, 1998 and the ALJ is expected to issue an initial decision in February, 1999. Such decision is subject to review by the ITC Commissioners, who would then issue a final decision, most likely in May, 1999. That decision would be subject to appeal to the Federal Circuit Court of Appeals. In addition, the Company is involved in various routine legal proceedings incident to the ordinary course of its business.

NOTE  M  --  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following table sets forth summary financial data for the Company by quarter for fiscal years 1998 and 1997 (in thousands, except per share data).

                                                 Quarters
                                     ----------------------------------
                                     First   Second    Third     Fourth
                                    -------  -------  --------  -------
Fiscal 1998
-----------
     Net revenue                    $22,471  $21,439   $24,928  $27,878
     Gross profit                     9,499    9,031    10,635   11,528
     Net income                       1,558    1,177     2,241    2,599
     Diluted earnings per share         .09      .07       .13      .15
     Basic earnings per share           .09      .07       .13      .15

Fiscal 1997
-----------
     Net revenue                    $21,236  $21,657   $25,553  $32,743
     Gross profit                     8,254    8,895    11,576   13,840
     Net income                       1,357    1,146     2,792    4,850
     Diluted earnings per share*        .08      .06       .16      .27
     Basic earnings per share*          .08      .07       .17      .30


                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  M  -- SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
(Continued)

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

(1)    Consolidated Financial Statements                                              Page
       -----------------------------------------------------------------------------  -----
       Report of Ernst & Young LLP, Independent Auditors                                 31

       Consolidated Balance Sheets as of September 26, 1998 and September 27, 1997       32

       Consolidated Statements of Income for the years ended September 26, 1998,
       September 27, 1997, and September 28, 1996                                        33

       Consolidated Statements of Shareholders' Equity for the years ended
       September 26, 1998, September 27, 1997, and September 28, 1996                    34

       Consolidated Statements of Cash Flows for the years ended September 26, 1998,
       September 27, 1997, and September 28, 1996                                        35

       Notes to Consolidated Financial Statements                                      36-44

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

b. Reports on Form 8-K

     None.



c. Exhibits

     The only exhibit filed with this 10-K/A is an updated consent of Ernst & Young, LLP, at item 23 below.

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

21        Seattle FilmWorks, Inc. Subsidiaries

23        Consent of Ernst & Young LLP, Independent Auditors

27.1      Financial Data Schedule

27.2      Financial Data Schedule  Restated 1997

27.3      Financial Data Schedule  Restated 1996

   * Exhibit for which confidential treatment has been granted.

                            SEATTLE FILMWORKS, INC.

                                  SCHEDULE  II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                     Additions
                                               ----------------------
                                   Balance at  Charged to  Charged to               Balance
                                   Beginning   Costs and     Other                  at End
           Description              of Year     Expenses    Accounts   Deductions  of Period
=================================  ==========  ==========  ==========  ==========  =========
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


                                       SEATTLE FILMWORKS,  INC.
                                       (REGISTRANT)

DATED:  June 11, 1999                  By /s/ Gary R. Christophersen
                                          --------------------------
                                          Gary R. Christophersen
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  NAME                               TITLE                         DATE

  By:  /s/ Gary R. Christophersen    President                     June 11, 1999
      ----------------------------   Chief Executive Officer
       Gary R. Christophersen        Director
                                     (Principal Executive Officer)



  By:  /s/ Case H. Kuehn             Vice President-Finance        June 11, 1999
       ------------------            Chief Financial Officer
       Case H. Kuehn                 (Principal Financial and
                                     Accounting Officer)

The only exhibit filed with this 10-K/A is an updated consent of Ernst & Young, LLP, at item 23 below.

                                 EXHIBIT INDEX

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

21        Seattle FilmWorks, Inc. Subsidiaries

23        Consent of Ernst & Young LLP, Independent Auditors

27.1      Financial Data Schedule

27.2      Financial Data Schedule  Restated 1997

27.3      Financial Data Schedule  Restated 1996

   * Exhibit for which confidential treatment has been granted.