Form 10-Q
period 1999-06-26
SEATTLE FILMWORKS INC
filed 1999-08-05
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended: June 26, 1999      Commission file No.0-15338
                                   -------------                         ------


                           SEATTLE FILMWORKS,  INC.
                           ------------------------
            (Exact name of registrant as specified in its charter.)




          Washington                                    91-0964899
--------------------------------                ---------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1260 16th Avenue West, Seattle,  WA                           98119
--------------------------------------                        -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (206) 281-1390
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

Yes   X    No______
   ------

     As of July 30, 1999, there were issued and outstanding 16,301,435 shares of common stock, par value $.01 per share.



                          Index to Exhibits at Page 17

                           SEATTLE FILMWORKS,  INC.

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                     3-8

       Consolidated Balance Sheets as of June 26, 1999
         and September 26, 1998                                        3-4

       Consolidated Statements of Operations for the third quarter
         and nine months ended June 26, 1999 and June 27, 1998           5

       Consolidated Statements of Cash Flows for the nine months
         ended June 26, 1999 and June 27, 1998                           6

       Notes to Consolidated Financial Statements                      7-8

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9-14

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                         15

     Item 6 - Exhibits and Reports on Form 8-K                          15


SIGNATURES                                                              16


INDEX TO EXHIBITS                                                       17


EXHIBITS                                                            Edgar filing

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                           SEATTLE FILMWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                (UNAUDITED)         (NOTE)
                                                                 June 26,        September 26,
ASSETS                                                             1999              1998
====================================================================================================

CURRENT ASSETS
 Cash and cash equivalents                                       $ 8,926         $11,780
 Securities available-for-sale                                     4,887           4,555
 Accounts receivable, net of allowance for doubtful accounts       1,571           1,914
 Inventories                                                      10,824           7,561
 Capitalized promotional expenditures                                 15             121
 Prepaid expenses and other                                        2,496             831
 Deferred income taxes                                               406             387
                                                                 -------         -------

TOTAL CURRENT ASSETS                                              29,125          27,149

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                           11,284          10,954

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES                      4,200          16,800

DEPOSITS AND OTHER ASSETS                                            537             213
                                                                 -------         -------

TOTAL ASSETS                                                     $45,416         $55,116
                                                                 =======         =======


Note: The September 26, 1998 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                           SEATTLE FILMWORKS,  INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                (in thousands, except per share and share data)

                                                               (UNAUDITED)      (NOTE)
                                                                June 26,    September 26,
LIABILITIES AND SHAREHOLDERS' EQUITY                              1999           1998
=============================================================  ==========   =============
CURRENT LIABILITIES
 Accounts payable                                              $    6,090   $       2,359
 Current portion of capital lease obligations                         183             174
 Accrued expenses                                                   1,143           1,376
 Accrued compensation                                               1,648           1,570
 Income taxes payable                                                   7               7
                                                               ----------   -------------

TOTAL CURRENT LIABILITIES                                           9,071           5,486

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion           568             706

DEFERRED INCOME TAXES                                                 819           5,223
                                                               ----------   -------------

TOTAL LIABILITIES                                                  10,458          11,415

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, none issued
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,301,435                          163             167
 Additional paid-in capital                                           113             981
 Retained earnings                                                 34,412          42,553
                                                               ----------   -------------

TOTAL SHAREHOLDERS' EQUITY                                         34,688          43,701
                                                               ----------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $   45,146   $      55,116
                                                               ==========   =============

Note: The September 26, 1998 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                           SEATTLE FILMWORKS,  INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (in thousands, except per share and share data)

                                            Third Quarter Ended          Nine Months Ended
                                         --------------------------  -------------------------
                                           June 26,      June 27,      June 26,      June 27,
                                             1999          1998          1999          1998
                                         ===========   ===========   ===========   ===========
Net revenues                             $    22,801   $    24,928   $    63,615   $    68,838
Cost of goods and services                    14,938        14,293        41,495        39,673
                                         -----------   -----------   -----------   -----------

GROSS PROFIT                                   7,863        10,635        22,120        29,165

Operating expenses:
 Amortized customer acquisition costs          4,200         3,995        12,600        11,767
 Marketing expenses                            8,621         2,196        18,007         6,774
 Research and development                        506           154           961           450
 General and administrative                    1,132         1,117         3,492         3,216
                                         -----------   -----------   -----------   -----------
   Total operating expenses                   14,459         7,462        35,060        22,207
                                         -----------   -----------   -----------   -----------

INCOME (LOSS) FROM OPERATIONS                 (6,596)        3,173       (12,940)        6,958

Other income (expense):
 Interest income                                 183           152           603           541
 Non-operating income (expense), net             (58)           91          (112)           79
                                         -----------   -----------   -----------   -----------
   Total other income                            125           243           491           620
                                         -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES             (6,471)        3,416       (12,449)        7,578
Benefit (Provision) for income taxes           2,337        (1,175)        4,730        (2,602)
                                         -----------   -----------   -----------   -----------

NET INCOME (LOSS)                        $    (4,134)  $     2,241   $    (7,719)  $     4,976
                                         ===========   ===========   ===========   ===========


Diluted Earnings (Loss) per Share        $      (.25)  $       .13   $      (.47)  $       .28
                                         ===========   ===========   ===========   ===========
Basic Earnings (Loss) per Share          $      (.25)  $       .13   $      (.47)  $       .30
                                         ===========   ===========   ===========   ===========

Weighted Average Shares and
 Dilutive Equivalents Outstanding         16,300,000    17,490,000    16,298,000    17,540,000
                                         ===========   ===========   ===========   ===========
Weighted Average Shares - Basic           16,300,000    16,669,000    16,298,000    16,591,000
                                         ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                           SEATTLE FILMWORKS,  INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                Nine Months Ended
                                                               -------------------
                                                               June 26,   June 27,
                                                                 1999       1998
                                                               ========   ========
OPERATING ACTIVITIES:
---------------------
 Net income (loss)                                             $ (7,719)  $  4,976
 Charges to income not affecting cash:
 Depreciation and amortization                                    3,452      2,648
 Amortization of capitalized customer
   acquisition expenditures                                      12,600     11,767
 Deferred income taxes                                           (4,423)       681
 Net change in receivables, inventories, payables and other      (1,009)    (1,302)
 Capitalized promotional expenditures, net                          106        (91)
 Additions to capitalized customer acquisition expenditures           -    (14,530)
                                                               --------   --------

NET CASH FROM OPERATING ACTIVITIES                                3,007      4,149

INVESTING ACTIVITIES:
---------------------
 Purchase of furniture, fixtures, and equipment                  (4,106)    (4,932)
 Purchases of securities available-for-sale                      (2,699)    (5,456)
 Sales of securities available-for-sale                           2,367      4,345
                                                               --------   --------

NET CASH USED IN INVESTING ACTIVITIES                            (4,438)    (6,043)

FINANCING ACTIVITIES:
---------------------
 Payment on purchase of Common Stock                             (1,493)    (2,670)
 Proceeds from issuance of Common Stock                             199        994
 Payment on capital lease obligation                               (129)       (47)
                                                               --------   --------

NET CASH USED IN FINANCING ACTIVITIES                            (1,423)    (1,723)
                                                               --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS                            (2,854)    (3,617)

Cash and cash equivalents at beginning of period                 11,780     10,252
                                                               --------   --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                              $  8,926   $  6,635
                                                               ========   ========

See notes to consolidated financial statements.

                           SEATTLE FILMWORKS,  INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE  A  --  BASIS OF PRESENTATION

     Seattle FilmWorks, Inc. and its subsidiaries (the "Company") is a leading direct-to-consumer marketer and provider of high-quality amateur traditional photofinishing and digital and Internet-related image management services and products. The Company offers an array of complementary services and products, primarily through mail-order and Internet delivery systems, under the brand name Seattle FilmWorks(R). To a lesser extent, the Company provides services, products and photofinishing supplies on a wholesale basis to a variety of commercial customers.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the third quarter and nine months ended June 26, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 1999. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K and 10-K/A for the year ended September 26, 1998.

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

     During the fourth quarter of fiscal 1998 the overall performance of the customer acquisition programs showed a decline. Upon completing the quarterly review of the recoverability of the capitalized costs as of September 26, 1998, management concluded that the lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company reduced the capitalized customer acquisition cost asset by $613,000 to its net realizable value. In accounting for customer acquisition costs, the Company follows the American Institute of Certified Public Accountants Statement of Position 93-7, Reporting on Advertising Costs (SOP 93-7). Previously, the Company capitalized and then amortized customer acquisition costs so that the expenses resulting from the amortization of these costs would match the period in which associated estimated revenue would be received with respect to those marketing efforts. However, as a result of recent trends in customer responses, the Company's marketing plans and Internet and retail distribution strategies, management believes that the net profit margin on identifiable responses will be insufficient to justify deferral of such costs in the future. Effective in the first quarter of fiscal 1999, the Company began expensing all customer acquisition costs as incurred.
In addition, the Company began amortizing $16,800,000 of previously deferred customer acquisition costs over a twelve month period on a straight-line basis. In the first nine months of fiscal 1999, the change in estimate from a three year accelerated amortization to a twelve month straight-line amortization resulted in incremental amortization of previously deferred customer acquisition costs of $3,604,000 or a loss of $.15 per share.

NOTE  C  --  RECLASSIFICATIONS
     Certain prior year balances have been reclassified to conform to the current year's presentation.

                           SEATTLE FILMWORKS,  INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  D  --  CONTINGENCIES

     The Company was a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. ("Fuji") with the International Trade Commission ("ITC") on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents on single use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which have been imported. Sales of recycled cameras accounted for 3.8% of the Company's net revenues during fiscal 1998 and 5.1% during the first nine months of fiscal 1999. An evidentiary hearing before an ITC Administrative Law Judge ("ALJ") was held in November, 1998 and the ALJ issued an initial decision in favor of Fuji which the ITC Commissioners have decided to let stand. The ITC Commissioners issued a final order in June, 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single use cameras. The ITC Commissioners' order is subject to appeal to the Federal Circuit Court of Appeals. The Company is currently considering whether to appeal the ITC order. There is risk that Fuji might bring a civil action against OptiColor and the Company for damages for patent infringement by reason of sales of cameras which have been found in the ITC proceeding to infringe Fuji patents. Fuji has brought civil action for patent infringement against three other companies and has stated in a press release that it is reviewing its options with respect to other companies involved in the sale of products that infringe patents. If such an action were brought against the Company, the ITC decision would not be binding in the civil proceeding and would not prevent OptiColor and the Company from raising and litigating all available defenses. At this time, the likelihood that such an action would be brought, and, if brought, its ultimate outcome and impact on the Company, are not determinable. The Company does not expect the litigation to have a significant impact on its financial condition, results of operations or liquidity. The Company is also involved in various routine legal proceedings in the ordinary course of its business.

NOTE  E  --  EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with the SFAS No. 128, "Earnings per Share". Earnings per share is based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the period. The Company's Common Stock equivalents consist of stock options. The dilutive effect of stock options, if any, is excluded from the calculation of basic earnings (loss) per share and diluted loss per share, but included in the computation of diluted earnings per share.

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                   Third Quarter Ended                    Nine Months Ended
                                                             --------------------------------     -------------------------------
                                                             June 26, 1999      June 27, 1998     June 26, 1999     June 27, 1998
                                                             =============      =============     =============     =============
Numerator for basic and diluted earnings per share:
 Net income (loss)                                             $(4,134,000)       $ 2,241,000       $(7,719,000)     $ 4,976,000
                                                               ===========        ===========       ===========      ===========

Denominator:
 Denominator for basic earnings per share -
   weighted-average shares                                      16,300,000         16,669,000        16,298,000       16,591,000

 Net effect of dilutive stock options                                    -            821,000                 -          949,000
                                                               -----------        -----------       -----------      -----------

 Denominator for diluted earnings per share                     16,300,000         17,490,000        16,298,000       17,540,000
                                                               ===========        ===========       ===========      ===========

Basic Earnings (Loss) per Share                                $      (.25)       $       .13       $      (.47)     $       .30
                                                               ===========        ===========       ===========      ===========
Diluted Earnings (Loss) per Share                              $      (.25)       $       .13       $      (.47)     $       .28
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

General
-------

     Seattle FilmWorks, Inc. including its subsidiaries is a leading direct-to-consumer marketer and provider of high-quality amateur traditional photofinishing and digital and Internet-related image management services and products. The Company offers an array of complementary services and products primarily through mail-order and Internet delivery systems under the brand name Seattle FilmWorks(R). The Company is an industry leader in providing digital images on floppy disk or CD (Pictures On Disk(TM)) and over the Internet via its PhotoMail(TM) Internet delivery service. Since mid-1998, the Company has been providing archiving to its Pictures On Disk(TM) customers and in April 1999, the Company began scanning and archiving digital versions of photos with all regular film processing orders for which the customer has provided an e-mail address. This web-based service, PhotoWorks(R), provides customers private on-line access to their images. The Company intends to retain each customers' archive for the life of the customer relationship. To promote its services and products, the Company relies primarily on direct-marketing programs, including the customer acquisition technique of offering two rolls of film for $2.00 or less (the "Introductory Offer"). The Introductory Offer has been nationally advertised in package inserts, newspaper supplements and magazines and through various other direct-response media. Beginning in fiscal 1995, the Company shifted the focus of, and substantially expanded, its customer acquisition programs. This shift in focus included mailing two rolls of film to users of personal computers, together with materials promoting Pictures On Disk(TM), PhotoMail(TM) and most recently, PhotoWorks(R).

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

     For approximately 75% of rolls received from customers, the Company has the ability to determine the specific mailing to which a customer is responding. These "identifiable responses" served as the basis for estimates of future response rates for the purpose of determining the appropriate amortization period and for the purpose of assessing recoverability of the investment in customer acquisition expenditures. Net recoverability estimates of the capitalized costs were assessed each quarter based on identifiable responses to the programs for which costs were recorded as an asset. Specifically, the Company compared amortized expense of customer acquisition programs with the actual profitability of such programs to assess whether the costs were fully recoverable. Quarterly analyses prior to fiscal 1998 indicated that the marketing programs for which costs were capitalized were consistently yielding
net profits from identifiable responses in excess of the program costs.   During
the first three quarters of fiscal 1998, the quarterly analyses showed a decline in net profitability, but capitalized costs appeared to be fully recoverable.
As discussed in the 10-Q filing for the third fiscal quarter ended June 27, 1998, management's statistical analysis of marketing programs indicated that photofinishing volumes continued to be adversely affected by extended delivery times experienced by customers during the summer of 1997. Based on this analysis completed in the third quarter of fiscal 1998, management believed that these extended delivery times had a negative impact on customer responses. Nevertheless, the amount of net capitalized costs at the end of the third quarter of fiscal 1998 were not in excess of the estimated net profit from identifiable responses expected to be received under the programs in the future.

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

     Through fiscal 1998, capitalized customer acquisition costs were amortized over 36 months on an accelerated basis. Historical statistical data supported this amortization schedule as a good approximation of identifiable responses to specific customer acquisition marketing programs. As a result, this amortization estimate provided a good matching of the amortization of capitalized direct marketing costs with related revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, Accounting for Advertising Costs ("SOP 93-7"). Prior to fiscal
               ---------------------------------------------
1999, the Company had not sent repeat mailings of its introductory free film to households which had received such a mailing within the last 36 months, because to do so would have obscured the response rates to the initial mailing.
However, recent marketing tests show that repeat mailings may, in some cases, be more productive than seeking out a marginal new target customer. Under current marketing plans, which commenced in the first quarter of fiscal 1999, a significant number of previously targeted and existing customers will receive additional marketing mailings.

     Given the negative trend in identifiable response rates to the Company's marketing programs, management believed there was growing uncertainty about the reliability of historical response rates to predict future performance of its marketing programs. Management also believed significant costs remained capitalized on the Company's balance sheet which related to prior marketing activity to a number of individuals likely to receive additional marketing mailings during fiscal 1999. In addition, industry trends suggest that direct marketing with free film may have decreasing marginal returns. Digital technologies are an emerging substitute to film-based systems and growing acceptance of these technologies may cause further deterioration of results from the Company's historical direct marketing programs as consumer behavior changes.

     The Company is actively pursuing Internet opportunities related to its on-line image storage and image management systems. The Company is also testing retail distribution as a complement to its mail order business. It is more difficult to track direct marketing program response rates in a retail environment because customers do not generally submit their orders with coded response forms. As noted above, in accounting for customer acquisition costs, the Company follows SOP 93-7. Previously, the Company was required by SOP 93-7 to capitalize and then amortize customer acquisition costs so that the expenses resulting from the amortization of these costs would match the period in which associated estimated revenue would be received from identifiable responses to those marketing efforts. However, as a result of recent trends in customer responses, the Company's marketing plans and Internet and retail distribution strategies, management believes that the net profit margin on identifiable responses would not be sufficient to justify deferral of such costs due to the trend of lower response rates and to an expected decline in the percentage of identifiable responses to individual programs. As a result of these changes in circumstances, management no longer had persuasive evidence that future direct response advertising would have identifiable results to the degree of reliability that would otherwise require capitalization of such costs pursuant to SOP 93-7. As discussed in the Company's fiscal 1998 Annual Report on Form 10-K, effective in the first quarter of fiscal 1999, the Company began expensing all marketing costs as incurred. In addition, the Company began amortizing $16,800,000 of previously deferred customer acquisition costs over a twelve month period on a straight-line basis. During each of the first three quarters of fiscal 1999, the Company amortized $4,200,000 of previously capitalized customer acquisition costs in addition to current period marketing costs. The Company expects to amortize the remaining $4,200,000 of capitalized customer acquisition expenditures in the fourth quarter of fiscal 1999. Accordingly, operating expenses will be significantly higher in fiscal 1999 compared to prior periods. Future periods may reflect increased or decreased marketing expenses due to the expensing of such costs as incurred, as well as the timing and magnitude of marketing activities.

     Net loss for the first nine months of fiscal 1999 was $7,719,000, or a loss of $.47 per share, compared to net income of $4,976,000, or diluted earnings per share of $.28 for the nine months of fiscal 1998. The net loss in fiscal 1999 as compared to net income in fiscal 1998 was primarily attributable to the increase in operating costs as a result of the accelerated amortization of previously deferred customer acquisition costs and expensing of current period marketing costs, combined with a decrease in gross profit. Operating results will fluctuate in the future due to changes in the seasonal nature and mix of sales, level and nature of marketing activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

     Demand for the Company's photo-related services and products is highly seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the effectiveness of marketing programs, activities by competitors, production difficulties and other factors. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's historical practice of incurring relatively higher marketing program expenditures prior to the summer months.

Results of Operations
---------------------

     The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                          Third Quarter Ended    Nine Months Ended
                                         ---------------------  --------------------
                                          June 26,   June 27,   June 26,   June 27,
                                            1999       1998       1999       1998
                                         ==========  =========  =========  =========
Net revenues                                 100.0%     100.0%     100.0%     100.0%
Cost of goods and services                    65.5       57.3       65.2       57.6
                                            ------      -----     ------      -----

GROSS PROFIT                                  34.5       42.7       34.8       42.4

Operating expenses:
 Amortized customer acquisition costs         18.4       16.0       19.8       17.1
 Marketing expenses                           37.8        8.8       28.3        9.8
 Research and development                      2.2        0.6        1.5        0.7
 General and administrative                    5.0        4.5        5.5        4.7
                                            ------      -----     ------      -----
  Total operating expenses                    63.4       29.9       55.1       32.3
                                            ------      -----     ------      -----

INCOME (LOSS) FROM OPERATIONS                (28.9)      12.8      (20.3)      10.1
Total other income                             0.5        0.9        0.8        0.9
                                            ------      -----     ------      -----

INCOME (LOSS) BEFORE INCOME TAXES            (28.4)      13.7      (19.5)      11.0
Benefit (provision) for income taxes          10.3        4.7        7.4        3.8
                                            ------      -----     ------      -----

NET INCOME (LOSS)                            (18.1)%      9.0%    (12.1)%       7.2%
                                            ======      =====     ======      =====

     Net revenues for the third quarter of fiscal 1999 decreased 8.5% to $22,801,000 as compared to net revenues of $24,928,000 in the third quarter of fiscal 1998. For the nine months ended June 26, 1999, net revenues decreased 7.6% to $63,615,000 compared to $68,838,000 for the same period of fiscal 1998. Lower net revenues for the third quarter and for the first nine months in fiscal 1999 were primarily due to lower photofinishing revenues which management attributes to increased competition, primarily relating to lower retail pricing of major film brands. In addition, the Company reduced spending on marketing programs during the first six months of fiscal 1999 as compared to the prior year due to a planned shift in the concentration of its marketing programs to the third and fourth quarters of fiscal 1999. Net revenues for the fiscal 1999 periods were also affected by a planned reduction in ancillary businesses primarily related to discontinued wholesale film sales in Asia.

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the third quarter of fiscal 1999 declined to 34.5% of net revenues compared to 42.7% in the third quarter of fiscal 1998. For the first nine months of fiscal 1999, gross profit declined to 34.8% compared to 42.4% for the same period of fiscal 1998. This decline was primarily due to lower net revenues combined with higher equipment and material costs relating to enhancements in digital and traditional services and products as well as higher retail and production labor costs. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, level and nature of marketing activities and other factors.

     Total operating expenses in the third quarter of fiscal 1999 increased to 63.4% of net revenues compared to 29.9% in the third quarter of fiscal 1998.
For the first nine months of fiscal 1999, total operating expenses increased to 55.1% compared to 32.3% for the same period of fiscal 1998. The increase in operating costs for the third quarter of fiscal 1999 was primarily due to the acceleration in amortization of previously deferred customer acquisition costs combined with planned increases in marketing expenditures. The Company is actively marketing its on-line Internet imaging services and plans additional marketing and advertising expenditures to promote this and other new digital services and products. In addition, the Company expects to amortize the remaining $4,200,000 of capitalized customer acquisition expenditures in the fourth quarter of fiscal 1999. Accordingly, operating expenses will continue to be significantly higher in fiscal 1999 compared to prior periods. Future periods may reflect increased or decreased marketing costs due to the expensing of such costs as incurred, as well as the timing and magnitude of marketing activities.

     Marketing expenses include costs associated with customer acquisition and retention, building brand awareness, and testing of new marketing programs. Marketing expenses in the third quarter of fiscal 1999 increased to 37.8% of net revenues compared to 8.8% of net revenues for the third quarter of fiscal 1998. For the first nine months of fiscal 1999, marketing expenses were 28.3% of net revenues compared to 9.8% of net revenues for the first nine months of fiscal 1998. The increases in the fiscal 1999 periods were primarily due to the expensing of current period marketing costs combined with planned increases in marketing expenditures scheduled for the third and fourth quarters of fiscal 1999.

     Research and development expenses increased to $506,000 in the third quarter of fiscal 1999 as compared to $154,000 for the third quarter of fiscal 1998. Research and development expenses for the first nine months of fiscal 1999 increased to $961,000 as compared to $450,000 for the first nine months of fiscal 1998. The increases are due primarily to higher labor and development costs associated with the Company's expanding array of digital products and services. Research and development expenses consist primarily of costs incurred in developing computerized image management concepts, developing on-line photo archiving and photo sharing services, and creating equipment necessary to provide customers with new computer-related photographic services and products.

     General and administrative expenses increased to $1,132,000 for the third quarter of fiscal 1999 as compared to $1,117,000 for the third quarter of fiscal 1998. General and administrative costs increased to $3,492,000 for the first nine months of fiscal 1999 as compared to $3,216,000 for the first nine months of fiscal 1998. The increases were due primarily to labor and equipment increases in Information Systems and administration to support the Company's growing computer-based and Internet-related operations. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, accounting, legal, investor relations and general corporate activities.

     Total other income for the third quarter of fiscal 1999 decreased to $125,000 as compared to $243,000 for the third quarter of fiscal 1998. For fiscal 1999, total other income was $491,000 as compared to $620,000 for the same period of fiscal 1998. The decreases in the fiscal 1999 periods were due primarily to losses related to the disposal of certain obsolete assets. In addition, other income in fiscal 1998 included special vendor discounts from materials purchased.

     Federal income taxes were recorded at a benefit rate of 38% for the first nine months of fiscal 1999 compared to an expense of 34.3% in the first nine months of fiscal 1998. The tax rate for the current fiscal year is affected by the reversal of deferred tax liabilities in relation to deferred customer acquisition costs. Other factors affecting the 1999 tax rate are tax exempt interest and the federal research and development tax credit.

     The net loss in the third quarter of fiscal 1999 was $4,134,000, compared to net income of $2,241,000 in the third quarter of fiscal 1998. Net loss for the first nine months of fiscal 1999 was $7,719,000 compared to net income of $4,976,000 for the first nine months of fiscal 1998. The decline in the fiscal 1999 periods was primarily due to increased operating expenses combined with a decrease in net revenues and gross profit.

Liquidity and Capital Resources
-------------------------------

     As of July 30, 1999, the Company's principal sources of liquidity included cash and short-term investments of $15,464,000 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 3.2 to 1 at the end of the third quarter of fiscal 1999, compared to a current ratio of 4.9 to 1 at September 26, 1998. The Company increased inventory levels by $3,263,000 to accommodate expanded marketing plans and seasonal volumes. Prepaid expenses increased by $1,665,000 primarily due to the timing of federal income tax payments. Accounts payable increased by $3,731,000 primarily as a result of inventory purchases.

     On January 22, 1997, the Company announced that it may repurchase shares of its Common Stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued by the Company at any time subject to certain conditions established by the Company's Board of Directors. Although the number of shares to be repurchased is uncertain, any repurchased shares will to some degree offset the dilutive effect on earnings per share of shares of Common Stock issued under the Company's stock option and stock purchase plans. During the first quarter of fiscal 1999, the Company repurchased 466,000 shares of common stock for a total of $1,493,000.

     Although the Company does not currently have any fixed material commitments with regard to capital expenditures, it currently expects to spend approximately $2,000,000 during the remainder of fiscal 1999, principally for photofinishing equipment and data storage and computer network equipment to support its digital and Internet-related on-line archive and image management services.

     The Company currently anticipates that existing funds together with anticipated cash flow from operations and the Company's available line of credit of $6,000,000 will be sufficient to finance its operations, marketing and planned capital expenditures, and to service its indebtedness for the foreseeable future. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or to refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future.

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

     In order to minimize the impact of the Year 2000 on the Company, a Year 2000 committee has been established for the evaluation and management of risks associated with material Year 2000 issues. The committee's plan includes a review of material computer and imbedded systems that the Company currently has in place, modification or replacement of such systems if required, assessment of Company's software products as relates to Year 2000 issues, inquiry to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues and the development of contingency plans in the event material Year 2000 issues arise in Company or third-party computer systems. The Company estimates that as of July 30, 1999, it had completed approximately 90% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects are in process and expected to be completed on or about September 30, 1999.

     As of June 26, 1999, the Company has not expended any significant amounts to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications, upgrades or replacements unrelated to Year 2000 issues. Other non-Year 2000 information system efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company does not anticipate spending significant amounts for additional testing, modification, upgrade and replacement related to Year 2000 during fiscal year 1999. Based on current and anticipated operating needs, many of the Company's critical computer systems do not rely on a two-digit year field as part of the process or are in the process of being replaced with more technologically advanced versions. Each new system being installed has been reviewed for Year 2000 compliance. The computer systems that have been or are in the process of being upgraded or replaced, include, but are not limited to, the Company's accounting system, inventory control system, payroll system, workstation and network operating systems. The remaining computer and imbedded systems, including but not limited to, plant equipment, alarm systems, phone equipment and general office equipment are currently being reviewed for Year 2000 compliance as part of the overall plan for testing and modification referenced above.

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

     In addition to reviewing its own computer systems, the Company has sent letters to material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, service providers, and other companies with which the Company has material business relationships in order to assess these companies' state of Year 2000 readiness. These letters requested, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. As of July 30, 1999, the Company had received responses from approximately 50% of such third parties, and 100% of the companies that have responded have provided written assurances that they expect to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by the Company, has been completed. To date, the Company has not received from any third-party provider with which a material business relationship exists notice of a material Year 2000 issue or inability to address material Year 2000 issues prior to the Year 2000. The Company is not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises.

     The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. If the Company were to experience a material disruption in its computer systems from Year 2000 issues, the Company is prepared to conduct business, particularly the processing of customer orders, utilizing manual processes and third party vendors and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans.

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

                                            SEATTLE FILMWORKS,  INC.


DATED:  August 4, 1999              /s/ Gary R. Christophersen
                                    -------------------------------------------
                                                   Gary R. Christophersen
                                             President/Chief Executive Officer
                                                (Principal Executive Officer)



                                    /s/ Case H. Kuehn
                                    -------------------------------------------
                                                     Case H. Kuehn
                                           Vice President-Finance/Treasurer
                                      (Principal Financial and Chief Accounting
                                                       Officer)

                               INDEX TO EXHIBITS

                           SEATTLE FILMWORKS,  INC.

                         Quarterly Report on Form 10-Q
                      For The Quarter Ended June 26, 1999


Exhibit  Description                                        Page No.
-------  -----------                                        --------

   27    Financial Data Schedule                          Edgar filing