Form 10-K405
period 1999-09-25
SEATTLE FILMWORKS INC
filed 1999-12-23
CIK 791050

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended SEPTEMBER 25, 1999

  [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file No.  0-15338

                            SEATTLE FILMWORKS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

             Washington                                  91-0964899
          ----------------                             --------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

  1260 16th Avenue West, Seattle,  WA                       98119
  -----------------------------------                      -------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (206) 281-1390

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of November 30, 1999, there were issued and outstanding 16,327,640 shares of Common Stock, par value $.01 per share. As of November 30, 1999, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $47,106,904 based on the last sale price of the Registrant's Common Stock as reported by the Nasdaq National Market.

                     Documents incorporated by reference:

     Portions of the registrant's proxy statement relating to its 2000 annual meeting of shareholders, to be held on February 15, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 Page 1 of 96
                           Exhibit Index at Page 53

                                    PART I

ITEM 1 - BUSINESS

Description of Business

     Seattle FilmWorks, Inc. ("Seattle FilmWorks" or the "Company") is a leading direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services.* The Company offers an array of complementary services and products primarily under the brand names Seattle FilmWorks(R) and PhotoWorks(R).

     Since 1978, the Company has been an industry leader in the introduction of value-added photo-related services and products and has continued this tradition by launching its online image management service, PhotoWorks(R) in April 1999.* The Company offers prints, slides, digital images and online archiving, all from the same roll of 35mm film. Seattle FilmWorks can process any brand of 35mm film, Advanced Photo Systems (24mm) film or 35mm single-use camera. Seattle FilmWorks was among the first to provide express-mail delivery, cross-referenced data on prints and negatives, a composite photo index and a convenient reorder system. To a lesser extent, the Company provides photofinishing services, products and supplies on a wholesale basis.

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to share personal photographs with friends, family and business associates. Products incorporating these technologies include (i) Pictures On Disk(TM) a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film; and most recently,
(iv) PhotoWorks(R), an online image management system which enables customers to view, share, order reprints and organize their photos online. The Company has targeted for development additional products and services to enable customers to view and share their photos simply and conveniently.* Recently, the Company introduced PhotoWorks(R) Cards, an online service which allows customers to create personalized greeting cards using their favorite photos. The Company expects to introduce products in 2000 which will provide digital camera users with a simple and convenient way to store and print their online digital images.* In addition, the Company has partnered with other Internet-related companies, to broaden the marketing of its PhotoWorks(R) services and provide customers with new and interesting ways to share their photos. Recently, the Company has entered into agreements with Amazon.com Auctions, RealNetworks, and Vstream which enable customers to integrate their digital images into the partnering companies services and products.

     The Company primarily uses direct-marketing techniques to target selected consumers, measure customer response and obtain direct customer feedback to changes in marketing strategies. Over the past several years, the Company has targeted the growing population of personal computer users in connection with the introduction of digital-imaging services and products. The Company has developed comprehensive statistical models for the design and analysis of its direct-response marketing programs using proprietary customer data compiled over 18 years. The Company also uses other traditional advertising, such as radio and print advertising, to promote its new PhotoWorks(R) services and products.

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

Forward-Looking Information

     This report contains forward-looking statements including, without limitation, statements identified by an asterisk (*). These statements relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's managements' expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading "Risk Factors" and elsewhere in this report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Photofinishing Industry, Direct-Marketing and Internet Overview

     The dominant method of distributing photofinishing services and products is through retail stores, including discount and mass merchants, drugstores, supermarkets and camera/specialty stores. Management believes the majority of rolls of film are sent to wholesale photofinishing laboratories for processing, although a growing percentage are processed in-store using on-site equipment.

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

     Increasingly, the Internet, online services and increased use of personal computers provide additional channels for direct-to-consumer marketing. According to a recent Nielsen/Net Ratings Internet Study, there are approximately 38 million Internet homes in the United States connected to the Internet. A November 1998 study conducted by Jupiter Research estimates 73% of online users would like to e-mail their photos online. See "Risk Factors-- Dependence on Direct-Marketing Programs; Accounting for Customer Acquisition" and "--Dependence on the Internet and Potential Liability for Content."

Operating Strategy

     Seattle FilmWorks strives to achieve growth through the execution of its operating strategy, the principal elements of which are the introduction of innovative, value-added services and products, application of direct-to-consumer marketing techniques, and a commitment to customer satisfaction.

     Innovative, Value-Added Services and Products. Management believes that Seattle FilmWorks has distinguished itself from its traditional photofinishing competitors through service and product differentiation. The Company endeavors to develop and introduce value-added photofinishing services and products based on focused research and development efforts as well as anticipation of consumer demand by monitoring customer feedback.

     In the late 1970s, the Company introduced Seattle FilmWorks(R) branded film and shortly thereafter offered its customers the option of prints and/or individually color-corrected slides from the same roll of film. The Company continued to offer numerous other value-added features, including express-mail delivery, cross-referencing data on prints and negatives, Pictures-Plus(R) Index prints and a convenient Easy-Order System.

     In addition, the Company has been a leader in providing digital-imaging technologies. Products incorporating these technologies include (i) Pictures On Disk(TM) a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film; and most recently, (iv) PhotoWorks(R), an online image management system which enables customers with a simple and convenient way to view, share, print and organize their photos online. The Company has targeted for development additional products and services to enable customers to view and share their photos simply and conveniently.* Recently, the Company introduced PhotoWorks(R) Cards, an online service which allows customers to create personalized greeting cards using their favorite photos.

     The Company expects to introduce products in 2000 which will provide digital camera users with a simple and convenient way to store and print their digital images.* In addition, the Company has partnered with other Internet-related companies to broaden the marketing of its PhotoWorks(R) services and provide customers with new and interesting ways to share their photos. Recent agreements include Amazon.com Auctions, RealNetworks, and Vstream. See "Business--Services and Products."

     Direct-to-Consumer Marketing. The Company's business model is founded on direct-response marketing. Management believes an important advantage of its direct-marketing strategy is the opportunity to contact a large number of consumers who may appreciate the convenience of online and mail order delivery and the Company's array of complementary services and products. Direct access to consumers permits the Company to target and monitor selected potential and existing customers, measure customer response and obtain direct customer feedback to changes in marketing strategies. Generally, the Company attempts to identify prospective customers by targeting specific groups of individuals with common characteristics. For example, the Company has targeted the growing population of personal computer and online users in connection with the introduction of its digital-imaging services and products. Information derived from the Company's database compiled over 18 years has been used to create statistical models to develop targeted marketing programs and estimate future demand. In addition, the Company's proprietary database is used to plan, personalize, implement and evaluate marketing programs for existing customers. See "Business--Marketing and Customer Acquisition."

     Commitment to Customer Satisfaction. The Company seeks to develop and provide high-quality, user-friendly and reliable photofinishing and online services and products to enhance brand recognition for "Seattle FilmWorks" and "PhotoWorks" to engender customer loyalty. Management believes that a significant portion of its business comes from repeat customers.* As part of its dedication to customer service, Seattle FilmWorks offers a 100% satisfaction guarantee and provides an Easy-Order System whereby a customer sets up a standing order, thus avoiding the need to fill out an order form with each order. In addition, to achieve its customer service goals the Company conducts customer surveys and holds management meetings to identify areas for service enhancement. Through investments in automation, state-of-the-art photofinishing equipment, and the commitment of its employees to quality control, the Company strives to deliver greater than 99.8% of its orders without loss or damage.*
See "Business--Customer Service and Support."

Growth Strategy

     The Company's strategy for growth is to leverage the strength of its services, products and marketing programs to acquire additional customers and increase the level of business with prospective and existing customers. The Company intends to continue its strategy of providing online image management services to complement its mail order and retail distribution channels.*

     New Customers. Historically, the Company grew its revenues primarily through the acquisition of new customers. The Company continuously refines existing marketing programs and develops, tests and implements new marketing programs to additional groups of consumers with different demographic characteristics to offset the potential impact of market saturation in any given target customer group. In addition, the Company has initiated efforts on the Internet to acquire additional new customers through its own Web site (www.filmworks.com) and from partnering agreements with other Internet companies.*

     Increasing Sales to New and Existing Customers. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand.* The Company strives to increase both average order size and order frequency by informing both targeted consumers and its existing customer base of its integrated array of services and products. The Company's commitment to expanding its service and product offerings, including enhancements to its Internet-related offerings, is intended to support this strategy. In addition, the Company employs a variety of other direct-marketing techniques to increase business from existing customers and generate business from inactive customers.*

Marketing and Customer Acquisition

     One of the key elements of the Company's operating strategy is to generate demand for its services and products by using its proprietary direct-marketing techniques and extensive database to efficiently target existing and prospective customers.* The Company maintains and analyzes extensive data and segments markets using geographic and demographic information about potential customers. The Company uses e-mail, partnership arrangements with other Internet businesses, regular mail, print media, television, radio and retail outlets to target groups of consumers and businesses.*

     The Company makes extensive use of marketing tests in order to evaluate which of a variety of marketing programs offers the best probable return on investment. The Company's direct-marketing programs use coded advertisements to monitor consumer response and to provide measurable results for each specific marketing program. Measuring the effectiveness of marketing tests takes into account both the response rate to advertised offers and estimates of customer lifetime value to the Company, measured in terms of profit generated from the estimated future stream of orders. In this way, the Company's measurements allow the Company to target its marketing effort to specific market segments through selected media. The Company also operates retail operations in the Pacific Northwest to provide a "drop off" alternative to mail order delivery. Management believes the Company's 39 retail stores attract customers who might not use the Company's mail order services. The Company has recently closed 4 retail stores. The costs associated with store closures are not material to the operating results of the Company.

     Since the early 1980s, the primary method the Company has used to acquire new film processing customers has been its introductory offer of two rolls of film for $2.00 or less. The Company regularly refines this introductory offer in an effort to improve its effectiveness and reach a broader market. Currently, the Company is testing a new introductory offer designed to showcase the Company's online PhotoWorks(R) service. This new introductory offer provides customers with free processing for their first roll of film if they provide an e-mail address for online delivery of their photos via PhotoWorks(R). This introductory offer has been advertised through direct-response media, print media and radio advertising in certain test markets. The Company also promotes its introductory offer on its Web site (www.filmworks.com). In addition, the Company has a customer referral program for online and mail order customers which encourages existing customers to suggest family and friends that may be interested in the Company's services and products. See "Risk Factors--Dependence on Developing Successful Marketing Programs" and "Change in Accounting for Customer Acquisition Costs."

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

The following table illustrates the Company's service and product introductions during the past nine years:

Service or Product                                    Year of Introduction
----------------------------------------------------  --------------------
     PhotoWorks(R) Cards Online........................               1999
     WeddingWorks(TM)..................................               1999
     CrossLoader(TM)...................................               1999
     Hi-Resolution Pictures On Disk(TM) on CD..........               1999
     PhotoWorks(R).....................................               1999
     Pictures On Disk(TM) on CD........................               1998
     Digital Reprints via touch-tone telephone......                  1998
     Enhanced PhotoMail(TM)............................               1998
     PhotoWorks(R) Cards Software......................               1997
     PictureWorks(R)...................................               1997
     PhotoWorks(R) Composer for Windows................               1997
     PhotoWorks Plus - How to Use Every Feature(C).....               1996
     ---------------------------------------------
     FilmWorksNet(TM)..................................               1996
     PhotoMail(TM).....................................               1995
     PhotoWorks(R) for Macintosh.......................               1995
     PhotoWorks(R) Plus for Windows....................               1994
     PhotoWorks(R) for Windows.........................               1994
     PhotoWorks(R) for MS-DOS..........................               1994
     Pictures On Disk(TM)..............................               1994
     Pictures-Plus(R) Index............................               1993
     Professor FilmWorks(TM)...........................               1992
     Backprinting & Referenced Negatives............                  1992
     Easy-Order System..............................                  1991
     Express-Mail Delivery..........................                  1991

     In 1991, the Company began to offer mail order photofinishing customers the options of express-mail pickup and delivery service and the Easy-Order System, whereby a customer can set up a standing order and avoid the need to fill out an order form with each order. This pattern of service and product innovation continued with the introduction in early 1992 of the Company's system for printing the date, roll identification and print number on the back of each print and the corresponding information on each strip of negatives (known as backprinting) and free telephone pre-recorded mini-lessons on photography from Professor FilmWorks(TM). In 1993, the Company introduced the Pictures-Plus Index, which offers thumbnail-size copies of images from a roll of film on a single 4" by 6" print as a handy reference for the customer.

     Starting in 1994, the Company began introducing digital imaging products and services with its introduction of Pictures On Disk(TM), which delivered, on a floppy disk, a digital version of each photograph on a roll of film. This product was coupled with the introduction of the Company's internally developed PhotoWorks(R) software, which enabled users to create digital albums of their photographs and to incorporate the digital images into text, slide shows and screen savers. During 1995 and 1996 the Company continued to enhance its line of digital services and products with such products as Photomail(TM) delivery service, which provided the private delivery of digital images from its laboratory directly to customers over the Internet and FilmWorksNet(TM), a free service through which its customers could create and upload a private personalized photographic home page to the Seattle FilmWorks Web site. In addition, the Company published PhotoWorks(R) Plus - How to Use Every Feature(C), a reference book providing customers with detailed information on using the Company's PhotoWorks(R) Plus software. In 1997, the Company also introduced PhotoWorks(R) Composer, which allowed consumers to create frame-ready prints with a variety of backgrounds and create business reports, product sheets, e-mail attachments and newsletters using Pictures On Disk(TM) images. In addition, in 1997 the Company also introduced PictureWorks(R) a service that allowed customers to upload personal digitized images directly to the Company for printing digital images on photographic paper, as well as the first version of PhotoWorks(R) Cards, a service which allowed customers to create greeting cards using proprietary software included on PhotoWorks(R) Plus and PhotoWorks(R) Composer. This software enabled customers to create a variety of photo greeting cards from Pictures on Disk(TM) images, then upload these files to Seattle FilmWorks for printing on photographic paper.

     In 1998, the Company enhanced Pictures On Disk(TM) by delivering the digital version of each roll of film on a CD instead of a floppy disk. This delivery method enabled the Company to provide higher quality digital images and also to include PhotoWorks(R) and other software with the images. In 1998, the Company also introduced an improved PhotoMail(TM) service which provided customers faster and easier access to their pictures. Additionally, the Company introduced a digital reprint service, which allows customers purchasing digital products to order reprints over a touch-tone telephone.

     In April 1999, the Company launched its PhotoWorks(R) service. This service provides every customer who supplies an e-mail address with free scanning of every photographic image processed with the Company. In addition, the PhotoWorks(R) service currently provides storage of images on a private customer Web site at no charge for as long as the customer maintains an active account.* The digital images are available online for customers to privately view, store, share, manage, post or e-mail to family and friends. As of December 1999, the Company manages over 65 million customer photos in its online archive.

     In April 1999, the Company also began offering as an upgrade  Hi-Resolution
Pictures On Disk(TM) on CD.   The Hi-Resolution Pictures On Disk(TM) on CD
offers a 1.5 megapixel (approximately 1,500 x 1,000 pixels) scanning resolution which results in images with greater clarity and less graininess. The Company also introduced WeddingWorks(TM), a simple way for newlyweds to share wedding photos over the Internet and a new version of PhotoWorks(R) Cards, which allows customers to create personalized greeting cards with their favorite photos from their online archive. In addition, the Company introduced CrossLoader, a service that enables the two-click transfer of consumer photographs from the Seattle FilmWorks Web site to partnering sites such as Amazon.com Auctions, EasyFoto and Homestead.com, via high bandwidth connections.

     Although mail-order photofinishing is viewed as a convenience by many consumers, mail-order turnaround time (generally seven to ten days) is longer than many alternative sources for photofinishing services (in some cases within one hour). The Company offers customers the option of express-mail pickup and delivery service by means of the U.S. Postal Service for an extra charge. The PhotoWorks(R) service improves turnaround time by offering immediate viewing and sharing of processed photographs online with prints to follow in the mail. However, turnaround time remains a competitive disadvantage for the Company.

     Management believes that the prices for its services and products are competitive.* Generally, the Company does not compete primarily on the basis of price, but rather by offering a variety of value-added, innovative and high-quality services and products, such as its online services, through which it seeks to differentiate itself from other photofinishers.*

     The Company also provides a variety of reprint, enlargement and photo-gift services for its customers, and sells 35mm rolled film, single-use cameras and photofinishing supplies on a wholesale basis to photofinishing minilabs, retail stores and commercial users of photographic film. These products are packaged by the Company and marketed under the brand OptiColor(TM) Film & Photo. Rolled film and single-use cameras are also marketed on a private label basis with the customer specifying its own brand name. Although it represents a small percentage of revenues, the Company also provides photofinishing services on private label and retail bases. The Company licenses certain digital technology, including Pictures On Disk(TM) and PhotoWorks(R), to other photofinishers outside of the U.S.

     Net revenues generated by sales outside the United States accounted for 1.5% of the Company's total net revenues in fiscal 1999, as compared to 3.7% in fiscal 1998 and 6.6% in fiscal 1997. In the fourth quarter of fiscal 1998, the Company discontinued its international wholesale film sales to certain markets in Asia.

Research and Development

     Through internal and external research and development efforts, the Company has developed innovative digital media and photofinishing services and products. The Company seeks to identify customer needs and shifts in consumer preferences in order to design or refine the Company's services and products.
In fiscal 1999, 1998, and 1997, the Company incurred research and development expenses of $2,049,000, $588,000 and $696,000, respectively, primarily in connection with development and enhancement of its PhotoWorks(R) service and other online digital services and products. See Item 7 of Part II-- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customer Service and Support

     Management believes that customer satisfaction is critical to the Company's ongoing success. The Company has a 100% satisfaction-guarantee policy under which it will provide a full refund if a customer's complaint cannot otherwise be resolved.

     The direct-to-consumer photofinishing business involves contacts with a large number of customers. For customer convenience, the Company provides toll-free telephone access at 1-800-FILMWORKS. As of November 20, 1999, the Company had a customer service staff of 70. These personnel have direct access to the Company's database and are trained to promote certain of the Company's services and products, as well as to answer questions regarding order status, basic photography and photofinishing and use of PhotoWorks(R) online services. In an average week the Company's customer support personnel respond to approximately 35,000 telephone calls from customers, 3,000 written inquiries and 23,000 e-mail messages. The majority of these inquiries are general information requests and order status inquiries.

     The Company maintains a Web site on the Internet (www.filmworks.com). While online, customers may use the PhotoWorks(R) service to privately view, store, share, manage, post or e-mail their photos to friends and family and order reprints. Customers may also obtain the status of their orders, access answers to frequently asked questions, order products and services, and send e-mail messages to customer service.

Operations

     The Company operates a single laboratory in Seattle, Washington, which is designed to produce consistent, high-quality photofinishing. The Company's photo processing system is designed for 24-hour in-house processing of most photofinishing orders. The photofinishing process begins with the entry of each order into the Company's customer database, primarily using information provided by the customer. Each roll received for processing is bar-coded with an identification number which enables the tracking of each order throughout the production process. Following order entry, individual rolls of film are spliced together into a reel of film which is then developed as a batch. Once the film is developed, each negative is computer analyzed, and the color-corrected image is printed on photographic paper using state-of-the-art equipment. Order information is then printed on the back of customers' prints and the corresponding information is printed on a paper tab which is attached to the sleeved negatives. After a visual quality inspection, the orders are packaged for delivery to the customer. Orders for which customers have provided e-mail addresses are digitized and delivered through the Company's PhotoWorks(R) service over the Internet with prints, negatives or CD's following in the mail. Although much of the photofinishing and order handling process has been automated, trained personnel operate machinery and regularly monitor product quality with the assistance of computerized control and measurement systems.

     The Company has the ability to process any type of 35mm color film, including those manufactured by Eastman Kodak Company, Fuji Photo Film U.S.A., Inc., Konica U.S.A., Inc., Imation Enterprises Corp., Agfa Division of Bayer Corporation and other major producers of conventional 35mm color negative film. The Company also has the ability to process 35mm color negative film manufactured by Eastman Kodak Company for professional motion picture studios which has been packaged by the Company or others for use in 35mm still cameras. In addition, the Company can process 24mm format Advanced Photo System film and 35mm single-use cameras.

     Currently, the Company estimates that it is capable of processing up to approximately 200,000 rolls of film per week with its existing facilities and equipment.* The Company intends to continue to expand its processing facility in fiscal 2000 as necessary to support production levels.*

Suppliers

     The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa and Ferrania USA, (formerly Imation), and its photographic paper and chemicals from a single supplier, Eastman Kodak Company. The individual cassettes into which the Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. In addition, the Company obtains single-use cameras principally from China. Currently, substantially all of the Company's purchases from foreign suppliers are paid for in U.S. dollars. The Company's mail-order services and products are handled largely through the U.S. Postal Service and other common carriers. See "Risk Factors--Reliance on Key Vendor and Supplier Relationships; Foreign Sourcing."

Management Information Systems and Technology

     The Company has implemented scalable technology to support customer order processing, image archiving, and Internet accessibility. These services and systems use a combination of proprietary technologies and commercially available, licensed technologies. The systems used to process customers' orders and payments are integrated with our accounting and financial systems. Internal development is focused on efforts for creating and enhancing the specialized,
proprietary software that is unique to the business.   The Company uses a set of
applications for:

          .  Accepting and validating customer orders
          .  Archiving images
          . Internet image viewing, ordering reprints and other products . Managing shipment of products to customers based on various ordering criteria

     Systems have been designed based on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. The systems provide a 24-hour-a-day, seven-day-a-week availability. The Company is currently implementing load balancing systems and redundant servers to provide for fault tolerance.

     The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements and changing customer demands. Accordingly, future success will depend on the Company's our ability to:

          .  Adapt to rapidly changing technologies
          .  Adapt services to evolving industry standards
          . Continually improve the performance, features and reliability of service in response to competitive service and product offerings and evolving demands of the marketplace

     Failure to adapt to such changes would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure.

     The Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including events associated with continuing software and hardware upgrades. However, the Company could still experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results.* See "Risk Factors--Dependence on Production Capabilities, Statistical Models and Management Information Systems and Technology" and "--Year 2000."

Competition

     The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed has declined during the 1990s, according to available photofinishing industry data. The Company faces competition in the consumer photofinishing market from other direct marketers and from competitors in other distribution channels, including much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. The largest of the wholesale photofinishers are Qualex Inc. and Fuji TruColor, Inc. In addition, management believes that the largest mail order photofinishers include District Photo Inc. (dba York and Clark Labs) and Mystic Color Lab Inc. The Company also faces competition in the online photo-sharing market with competitors such as Kodak's and AOL's jointly sponsored feature, "You've Got Pictures", and other online providers such as PhotoPoint and eMemories.com. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company.

     Management believes that the principal competitive factors in the online and consumer photofinishing industry are price, convenience, range of available services, quality of processing, speed of service and product differentiation. There are no significant proprietary or other barriers to entry into the online or consumer photofinishing industry. The Company has sought to differentiate its services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative online and photo-related services and products, competitors can and do provide similar services and products.* See "Business--Photofinishing Industry, Direct-Marketing and Internet Overview."

     In addition, the wholesale distribution market for rolled film, single-use cameras and photofinishing supplies is highly competitive and is dominated by suppliers which manufacture the products they sell and may, therefore, potentially have lower costs of goods for these items than the Company. Relatively few firms, however, have the capability to produce small-production quantities of private label rolled film as the Company produces. Management believes the principal competitive factors in this segment of the wholesale distribution market are price, ability to provide private label products and capability to deliver small-production quantities on short notice.*

     The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products involving new technologies could render existing services and products obsolete.* The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs.* For example, the commercialization of filmless digital imaging technologies is having a negative impact on the photofinishing industry. In addition, Advanced Photo Systems, which includes a 24mm film format, is a small but growing percentage of the film that the Company is asked to process. To respond to customer requests, the Company purchased equipment in order to offer processing services for this format. The development of these or other new technologies or any failure by the Company to anticipate or successfully respond to such developments could have a material adverse effect on the Company's business, financial condition and operating results.* See "Risk Factors--Competition" and "--Rapid Technological Change."

Proprietary Technology

     The Company markets its services and products under registered and common-law trademarks and service marks, including Seattle FilmWorks(R), PhotoWorks(R), filmworks.com, Pictures On Disk(TM), Pictures On Disk(TM) on CD, OptiColor(TM) Film & Photo, PhotoMail(TM), Pictures-Plus(R) Index, Professor FilmWorks(TM), PictureWorks(R) and FilmWorksNet(TM). See "Risk Factors--Intellectual Property."

     The Company considers a large portion of its PhotoWorks(R) software, its process for production of Pictures On Disk(TM) and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. The Company, however, does attempt to protect its proprietary rights to software through a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, restricting access to certain portions of its premises and contractual restrictions on use and disclosure in its end-user licenses. The legal and practical enforceability and extent of liability for violations of license agreements are unclear. *

     This Report contains trademarks other than those of the Company.

Governmental Regulation

     The Company's operations, including its transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has recently enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. The law of the Internet remains largely unsettled and it may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation may apply to the Internet. Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet or in the imposition of taxes or fees on transactions conducted over the Internet.* This could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements.* See "Risk Factors--Dependence on the Internet and Potential Liability for Content" and "--Governmental Regulation."

Environmental Compliance

     The Company's photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. The Company actively monitors its compliance with applicable regulations and works with regulatory authorities to ensure compliance. To the best of management's knowledge, the Company has never received a significant citation or fine for failure to comply with applicable environmental requirements. However, changes in environmental regulations or in the kinds of chemicals used by the Company could impose the need for additional capital equipment or other requirements.* See "Risk Factors--Potential Adverse Impact of Environmental Regulations."

Employees

     As of November 20, 1999 the Company had 690 employees, of whom approximately 495 were engaged in production operations, 80 in administration, 30 in marketing, 70 in customer service and 15 in research and development. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.

Directors and Executive Officers of the Registrant

The executive officers and directors of the Company as of November 30, 1999 were:


Name                               Age                     Position
---------------------------------------------------------------------------------------
Gary R. Christophersen              53  President, Chief Executive Officer and Director
Michael F. Lass                     45  Vice President-Operations
Gary T. Tashjian                    46  Vice President-Marketing
Annette F. Bailey                   42  Vice President-Human Resources
                                         and Organizational Development
Loran Cashmore Bond                 42  Chief Financial Officer and Treasurer (Interim)
Sam Rubinstein                      82  Director
Douglas A. Swerland                 54  Director
Craig E. Tall                       53  Director
Peter H. van Oppen                  47  Director

     Directors are divided into three classes, with each class as nearly equal in number as possible with one class elected at each annual meeting to serve for a three-year term. Directors may be removed only for cause and only by a vote of a majority of shares of the Company's common stock entitled to vote on the election of directors. Officers serve at the discretion of the Board of Directors.

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

     Annette F. Bailey, has been the Company's Vice President-Human Resources since January 1996. Ms. Mack joined the Company in March 1986 as Human Resources Manager, and, from August 1988 to December 1995, was its Director of Human Resources.

     Loran Cashmore Bond, has been the Company's Interim Chief Financial Officer and Treasurer since August 1999. Ms. Cashmore Bond joined the Company in January 1986 as Accounting Manager, and, from 1989 to 1994 was the Controller for the Company. In 1994, Ms. Cashmore Bond became an officer of the Company and Corporate Controller.

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

     Craig E. Tall became a Director of the Company in October 1988. In June 1999, Mr. Tall was named Vice Chair at Washington Mutual, Inc. From September 1990 until June 1999, Mr. Tall was an Executive Vice President of Washington Mutual, Inc., a bank holding company. In addition, since April 1987, Mr. Tall has been an Executive Vice President of Washington Mutual Bank.

     Peter H. van Oppen became a Director of the Company in October 1988. Since February 1994, Mr. van Oppen has been Chairman and Chief Executive Officer of Advanced Digital Information Corporation ("ADIC"), a developer and manufacturer of network storage solutions. ADIC was a wholly-owned subsidiary of Interpoint Corporation, a diversified publicly-traded manufacturer, until it was spun-off as a separate public company in October 1996. Mr. van Oppen served as a Director of Interpoint from 1984 to 1996, President and Chief Executive Officer from 1989 to 1996 and Chairman and Chief Executive Officer from 1995 through October 1996. Mr. van Oppen is also a Director of ADIC, Spacelabs Medical, Inc., a provider of integrated healthcare information systems and medical devices, and Key Technology, Inc., a manufacturer of automated inspection and sorting systems.

                                 RISK FACTORS

     In addition to the other information in this report, the following risk factors should be carefully considered in evaluating the Company and its business.

Changes in the Photofinishing Industry

     During fiscal 1999 the Company experienced a decline in revenues and rolls processed. The Company believes that this is primarily attributable to increased competition for photofinishing services which has resulted in part from lower retail pricing of film by major film suppliers. Also, the Company's traditional direct marketing techniques have been yielding lower response rates than the Company realized in past years. This may be due in part to a gradual market shift towards Advanced Photo Systems film format, single-use cameras and digital cameras away from traditional 35mm film.* The Company may not be successful in developing new direct marketing techniques which generate new profitable photofinishing customers. In addition, the photofinishing industry generally is experiencing little or no growth in revenues. This may be due in part to the declining prices for and increased availability and use of digital cameras. The Company is attempting to offset these factors by offering Internet-based digital image management services, such as free scanning and archiving of all rolls processed by the Company for customers who provide an e-mail address and, on a limited basis, an introductory offer of free film processing and scanning. The Company also is developing a service, targeted for introduction in the first half of 2000, to enable users of digital cameras to obtain high quality prints of their digital images through a simple up-load of their images to Seattle FilmWorks. The Company is investigating the development of additional products and services designed to establish the Company as the Internet site of choice for archiving, sharing, viewing and managing personal digital images. The Company believes that this status will contribute to increased photofinishing revenues and sales of other image-related services. However, a number of other companies are attempting to establish this position. Competitors in this area include Kodak, which has teamed up with AOL, and other traditional providers of photofinishing services. Also, several Internet start-ups are attempting to draw consumers to their sites by offering archiving and/or management of personal images. The Company may not be successful against this competition. Even if the Company is able to establish a strong position among consumers for image management, it may not be able to generate significant revenues from this community.

Ability to Manage Growth

     Until fiscal 1998, the Company experienced significant growth in revenues and profitability. This growth occurred despite little or no growth in the U.S. photofinishing industry throughout most of the 1990s and an actual decline in the number of rolls processed by the mail order portion of the domestic photofinishing market during the same period. Future growth of the Company's revenues and profitability depends in large part on the Company's ability to acquire new customers at a reasonable cost.* The Company may not grow or effectively be able to manage its growth. The Company could acquire other businesses that are compatible with the Company's business, but the Company has no current understanding, agreement or arrangement to make any acquisitions.* Acquisitions involve numerous risks, which could have a negative effect on the Company's business, financial condition and operating results. See--"Business-Photofinishing Industry, Direct Marketing and Internet Overview" above and "Item 7 of Part II - Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears later in this report for more information.

Dependence on Developing Successful Marketing Programs

     Historically, the Company had used, and the Company continues to use, direct-marketing programs as its primary customer acquisition technique. Since the early 1980's these programs were based on the customer acquisition techniques of offering two rolls of film for $2.00 or less. Recently, these programs have yielded lower customer response rates. As a result of declining responses, as well as the Company's additional offerings of Internet-based digital image management services, the Company is in the process of exploring new marketing techniques to improve its ability to acquire and retain customers and reach the Internet market. The Company's customer acquisition and retention efforts may not be effective. If the Company is not able to market successfully against competitors, the Company's business, financial condition and operating results could be negatively affected. See "Business--Marketing and Customer Acquisition" and "Risk Factors--Competition" below and "Item 7 of Part II -Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears later in this report for more information.*

Change in Accounting for Customer Acquisition Costs

     Prior to fiscal 1999, the direct costs of the Company's customer acquisition program, primarily the cost of film, postage and printed materials for the Company's free or low-cost film offers sent to prospective and existing customer were deferred and amortized over a period of up to three years as part of customer acquisition costs. The Company established amortization rates for these capitalized assets based on estimates of the timing of future roll processing volumes per customer. Rates of amortization were compared from time to time with the actual timing of roll processing volumes in order to assess whether the amortization rates appropriately matched the direct costs of customer acquisition with the related revenues. During the fourth quarter of fiscal 1998, management concluded that lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. In addition, as a result of the negative trends in customer responses, the Company's marketing plans and Internet and retail distribution strategies, management concluded that the net profit margin on identifiable responses would be insufficient to justify deferring such costs in the future. Starting with the first quarter of fiscal 1999, the Company began expensing all customer acquisition costs as incurred. In addition, management estimated the period in which it would realize identifiable benefits from customer acquisition expenditures to be twelve months. Therefore, the Company fully amortized the $16,800,000 of previously deferred customer acquisition costs during fiscal year 1999 on a straight-line basis. As a result of the twelve-month amortization of previously capitalized costs and the expensing of costs on a current basis, operating expenses related to customer acquisition activities increased significantly in fiscal 1999 compared to prior periods. Future periods may reflect increased or decreased operating expenses due to the expensing of such costs as incurred as well as the timing and magnitude of marketing activities. See "Business--Marketing and Customer Acquisition" and "Risk Factors--Competition" below and "Item 7 of Part II -Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears later in this report for more information.

Rapid Technological Change

     The online and photography industry is characterized by evolving technology and changing services and products. The introduction of online and photographic services and products which use new technologies could render existing services and products obsolete. The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products and marketing techniques to satisfy changing consumer needs and attract new customers. For example, the expanded use of digital cameras that do not use traditional film are having a negative impact on companies such as Seattle FilmWorks which primarily process traditional film-based images and slides. The development of these or other new technologies, or failure by the Company to anticipate or successfully respond to such developments, could have a negative effect on the Company's business, financial condition and operating results. See "Competition" below for more information.

Fluctuations in Quarterly Results and Seasonality

     The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate in the future. Changes can occur due to sales mix, promotional activities conducted by the Company, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, and changes in foreign currency exchange rates. In addition, changes can occur due to conditions in the direct-to-consumer market, the Internet and the photofinishing industry in general. Demand for the Company's photo-related services and products is seasonal, with the highest volume of photofinishing activity occurring during the summer months. As a result, the Company's operating results for any period do not necessarily indicate the results that can be expected for any future period. During fiscal 2000, the Company will look for effective ways to market their online PhotoWorks(R) services.

This may cause significant variations between quarters and in comparison to prior periods due to the timing of these marketing promotions and the variations in customer acquisition costs which will be recognized as incurred. The Company's operating results in a future period may be below the expectations of public market analysts and investors which may cause the price of the Company's common stock to decline. See "Dependence on Succesful Marketing Programs", "Change in Accounting for Customer Acquisition Costs", and in "Item 7 of Part
II - Management's Discussion and Analysis of Financial Condition and Results of Operations" which is contained in this report.

Competition

     The market for consumer photofinishing and online digital imaging services is highly competitive. Many of the Company's competitors have substantially greater financial, technical and other resources than the Company. The Company faces competition in the consumer photofinishing and online digital imaging services from other direct marketers, Internet companies, and from competitors in other distribution channels, including much larger companies. Many of these companies provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher or online service provider. Many of these competitors also provide photofinishing service within hours. There are no significant proprietary or other barriers to entry into the traditional photofinishing or online digital imaging industry. Many of the Company's competitors offer similar photofinishing and online digital imaging services and products at lower prices and with a more rapid turnaround time than those offered by the Company. The Company's ability to compete effectively depends on its ability to continue to differentiate its services by offering a number of value-added services and products and emphasizing quality and convenience rather than seeking to be a low-price or rapid turnaround provider. Although management believes the Company is a leader in developing and marketing innovative online and photo-related services and products, competitors can and do provide similar services and products. There can be no assurance the Company will continue to compete effectively through development of innovative services and products or respond appropriately to industry trends or to activities of competitors. See "--Competition" above for more information.

     The wholesale distribution market for rolled film, single-use cameras and photofinishing supplies is highly competitive and is dominated by suppliers that also manufacture the products they sell. Competitors may have lower costs of goods for these items than the Company. The Company was a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleged that a number of companies, including the Company's OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single-use cameras. The Company has the right to appeal the ITC Commissioners' order is subject to the Federal Circuit Court of Appeals and is currently considering whether to appeal the ITC order. There is risk that Fuji might bring a civil action against OptiColor and the Company to pay damages caused by the infringement of Fuji's patents found in the ITC proceeding. Fuji has brought civil actions for patent infringement against three other companies and has stated in a press release that it is reviewing its options with respect to other companies involved in the sale of infringing products. If such an action were brought against the Company, the ITC decision would not be binding in the civil proceeding and would not prevent OptiColor and the Company from raising and litigating all available defenses. At this time, the likelihood that such an action would be brought, and, if brought, its ultimate outcome and impact on the Company, are not determinable. The Company does not expect the litigation to have a significant impact on its financial condition, results of operations or liquidity. See "Legal Proceedings" below for more information.

Dependence on Key Personnel

     The Company's success depends in large part on the abilities and continued service of its executive officers and other key employees, in particular Gary R. Christophersen, the Company's President and Chief Executive Officer. These individuals, including Mr. Christophersen, are not subject to employment agreements that would prevent them from leaving the Company. There can be no assurance that the Company will be able to retain the services of such executive officers and other key employees. The loss of key personnel could have a negative effect on the Company's business, financial condition and operating results. See "Management" above.

Dependence on the Internet and Potential Liability for Content

     The Company offers online digital imaging services and products over the Internet primarily through its PhotoWorks(R) service which allows customers to privately view, store, share, manage, reprint, post or e-mail their photos. Although the Company provides its services and products through multiple distribution channels as a result of the changes in the photofinishing industry discussed above, the Company's success may depend in part on the continued expansion of the Internet and its network infrastructure.

     Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may affect both the growth of Internet use and the Company's financial results. The Company's PhotoWorks(R) service relies on the Internet to allow customers online access to their photos. Internet, network, hardware or software failures or damage to information stored in its online archive can cause potential damage to the Company's business. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has recently enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. The law of the Internet remains largely unsettled and it may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation may apply to the Internet. Other legislation currently before Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet.* This legislation could result in significant potential liability to the Company for content transmitted over its Website, as well as additional costs and technological challenges in complying with mandatory requirements. The Company does not currently assume responsibility to edit the content of its customers' photographs, slides, digital images or personal home pages unless responding to a specific complaint. Legislation which imposes potential liability for content made available over the Internet through its Web site could require the Company to implement additional measures to reduce its exposure to such liability, which may require it to incur significant costs or discontinue certain service or product offerings. Although the Company carries general liability insurance, such insurance may not cover potential claims of this type or may not be adequate to compensate the Company for the amount of these liabilities. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a negative effect on the Company's business, financial condition and operating results. See "Business--Governmental Regulation."

Reliance on Key Vendor and Supplier Relationships; Foreign Sourcing

     The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa Photo Imaging Systems, a division of Bayer and Ferrania USA, (formerly Imation), and its photographic paper and chemicals from a single supplier, Eastman Kodak. The individual cassettes into which the Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. The Company obtains new and recycled single use cameras principally from suppliers in China. In addition, the Company acquires photofinishing equipment to maintain and increase photofinishing production capacity from various vendors. As there are relatively few suppliers of film, photographic paper and chemicals and photofinishing equipment, the elimination of any one supplier or failure of a supplier to deliver specified goods could cause a material disruption in the Company's operations and could materially adversely affect the Company's business, financial condition and operating results.

     The Company's agreements with Agfa and Eastman Kodak are subject to termination under certain circumstances. The Company has no other significant long-term purchase contracts or agreements to insure continued supply, pricing or access to film, paper, chemicals or cassettes. During fiscal 1997, the Company experienced a delay in the delivery and implementation of certain new equipment. This delay caused production problems which led to extended delivery times to customers. Management believes the Company lost a significant number of customers due to the extended delivery times. In addition, the Company has experienced limited delays in the delivery of certain supplies and equipment in the past which have not had a significant impact on the Company's operations. While management believes that alternate sources of film, paper, chemicals, cassettes and equipment are available, it is possible that the Company will not be able to continue to meet its requirements for supplies and equipment, or purchase supplies and equipment in sufficient quantities or on terms as favorable to the Company as those currently available. Also, changing to an alternate supplier may cause delays, reduced quality or other problems. The Company's operations may be adversely affected by political instability resulting in disruption of trade with foreign countries in which the Company's contractors and suppliers are located. Existing or potential duties, tariffs or quotas may limit the quantity of certain types of goods that may be imported into the United States. Sales of the Company's services and products on a direct-to-consumer mail-order basis largely depend on the U.S. Postal Service and other common carriers for receipt of orders and delivery of processed film or other products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or other common carriers or extended interruptions in postal deliveries could negatively affect the Company's business, financial condition and operating results. See "Business-Operations" and "-Suppliers" above for more information.

Dependence on Production Capabilities, Statistical Models, Management Information Systems and Technology

     The Company depends on its management information systems and technology systems to process orders, provide rapid response to customer inquiries, manage inventory and accounts receivable collections, and purchase, sell and ship products efficiently. The Company periodically replaces and upgrades certain portions of its systems software and hardware. The Company takes a number of precautions against certain events that could disrupt its management information systems, including events associated with continuing software and hardware upgrades. Any damages or failures to the Company's computer equipment, technology systems and the information stored in its data center could negatively affect its business, financial condition and operating results. See "Business--Management Information Systems and Technology" above and "Risk Factors--Year 2000" below for more information.

     The Company also depends on statistical models developed to measure the effectiveness of its marketing programs and on employees who are knowledgeable about such models. The Company continually faces risks regarding the availability and cost of labor, the potential need for additional capital equipment, plant and equipment obsolescence, quality control, excess or insufficient capacity and disruption in the Company's operations. The loss of employees knowledgeable about the Company's statistical models or a disruption in the Company's online or photofinishing services could negatively affect the Company's business, financial condition and operating results. See "Business-- Operations" and "--Suppliers."

Governmental Regulation

     The Company's operations, including its transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has recently enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. The law of the Internet remains largely unsettled and it may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation may apply to the Internet.* Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet or in the imposition of taxes or fees on transactions conducted over the Internet. This could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements. See "Business--Governmental Regulation" above for more information.

Potential Adverse Impact of Environmental Regulations

     The Company's photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. The Company actively monitors its compliance with applicable regulations and works with regulatory authorities to ensure compliance. Changes in environmental regulations or in the kinds of chemicals used by the Company may impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use or adequately restrict the discharge of hazardous substances under present or future regulations could subject it to substantial liability or its operations to be suspended. Such liability or suspension of operations could negatively affect the Company's business, financial condition and operating results. See "Business--Environmental Compliance" above for more information.

State Sales Tax

     Many states impose taxes on the sale or use of products and the sale of certain services within the taxing state's borders. If a seller of taxable products or services is subject to the jurisdiction of a taxing state, the state may impose a sales or use tax directly on the seller. The state may impose a duty on the seller to collect a sales or use tax from its customers. A seller is generally considered subject to the jurisdiction of a taxing state for sales or use tax purposes when it has an in-state presence that is beyond de minimis. An in-state presence can include soliciting orders for sales in the taxing state either in-person or through an employee or other agent. The Company currently collects and pays sales tax only with respect to shipments in the state of Washington. The Company structured its operations in a manner designed to minimize the likelihood that it has more than a de minimis physical presence in any state other than Washington. However, if a state taxing authority determines that the Company has established more than a de minimis physical presence in that particular state, the Company could be obligated to collect and pay a sales or use tax on some sales of its services and products. If the Company is found liable by a state taxing authority for unpaid prior sales and use taxes, such liabilities could negatively affect the Company's business, financial condition and operating results. From time to time, legislation has been introduced in the U.S. Congress that, if enacted into law, would impose a state sales or use tax collection obligation on out-of-state mail-order companies such as the Company. In addition, a number of proposals have been made at the state and local levels that would impose additional taxes on the sale of foods and services through the Internet. Enactment of any such legislation could negatively affect the Company's business, financial condition and operating results. In October 1998, Congress passed the "Federal Internet Tax Freedom Act". This bill imposes a three-year moratorium on new taxes on Internet access fees and on new state taxes that discriminate or result in multiple taxation. A commission, the Advisory Commission on Electronic Commerce, will review taxation of Internet activities and taxation of other forms of remote selling such as mail order, telemarketing and other forms of electronic commerce.

Intellectual Property

     The Company considers a large portion of its PhotoWorks(R) software, its process for production of Pictures On Disk(TM), and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. The Company, however, does attempt to protect its proprietary rights to software through a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, restricting access to certain portions of its premises and contractual restrictions on use and disclosure in its end-user licenses. The legal and practical enforceability and extent of liability for violations of license agreements are unclear. See "Business--Proprietary Technology" above.

Possible Volatility of Stock Price

     The market price of the Company's common stock has been, and is likely to continue to be, volatile and subject to significant changes in response to a number of factors. Factors which can cause such changes include actual or anticipated changes in the Company's quarterly operating results, the introduction of new services or products by the

Company or by its competitors and changes in other conditions or trends in the Company's industry. Changes in governmental regulations, changes in securities analysts' estimates of the Company's, its competitors' or the industry's future performance or general market conditions can also cause significant changes in the market price of the Company's common stock. See Item 7 of Part II- "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has a substantial effect on the market prices of securities of many smaller public companies which do not relate to the operating performance of such companies. See "Part II - Item 5 - Market Prices and Dividends on Common Stock" below.

Year 2000

     The Company believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. If the Company were to experience a material disruption in its computer systems from Year 2000 issues, the Company is prepared to conduct business, particularly the processing of customer orders, utilizing manual processes and third party vendors and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Year 2000" below for more information.

Antitakeover Considerations

     In December 1999, The Company's Board of Directors adopted a shareholder rights plan (commonly known as a poison pill) to make it more difficult for a shareholder of the Company to effect a change of control without the prior approval of the Company's Board of Directors. The rights granted under the shareholder rights plan will cause substantial dilution to a person or group that acquires 15 percent or more of the Company's common stock without the prior consent of the Company's Board of Directors. However, the rights should not interfere with any tender offer or merger which is approved by the Board since the rights do not become exercisable with respect to any offer or other acquisition which is exempted by the Board. In addition, the Company's Board of Directors has the authority, without requiring shareholder approval, to issue up to 2,000,000 shares of Preferred Stock and to define the rights and preferences of those shares. The shareholder rights plan and the authority to issue preferred stock, together with certain provisions of the Articles, including those providing for a classified board and removal of directors only for cause, and the Washington Business Corporation Act, may discourage takeover attempts or tender offers that could result in shareholders receiving a premium over the market price for the Common Stock or that shareholders may otherwise consider to be in their best interests.


ITEM 2 - PROPERTIES

     The Company's headquarters are located in Seattle, Washington. This 60,000 square foot building which houses the Company's photofinishing and mail order operations, is occupied under a lease which expires in September 2005, with an option to extend for an additional five years.

     The Company has a lease agreement for 46,000 square feet of office and production space adjoining the Company's headquarters. This lease expires in September 2000 with two options to extend for additional five-year periods through September 2010.

     The Company also occupies 80,000 square feet in a building primarily used for warehouse storage. This building, located in Seattle, Washington, is occupied under a three-year lease expiring January 31, 2000, with an option to extend the lease for an additional one-year period to January 31, 2001.

     The Company has various leases for its retail store locations with lease terms generally ranging from three to five years.


ITEM 3 - LEGAL PROCEEDINGS

     The Company was a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single-use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. Sales of recycled cameras accounted for 4.1% of the Company's net revenues during fiscal 1999 and 3.8% for fiscal 1998. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single-use cameras. The Company has appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. A decision on the appeal is not expected until sometime in the spring of 2000. There is a risk that Fuji might bring a civil action against OptiColor and the Company for damages caused by the sales of cameras which have been found in the ITC proceeding to infringe Fuji patents. Fuji has brought civil action for patent infringement against three other companies and has stated in a press release that it is reviewing its options with respect to other companies involved in the sale of products that infringe its patents. If such an action were brought against the Company, the ITC decision would not be binding in the civil proceeding and would not prevent OptiColor and the Company from raising and litigating all available defense, but may be persuasive against the Company. At this time, the likelihood that such an action would be brought, and, if brought, its ultimate outcome and impact on the Company, are not determinable. The Company does not expect the litigation to have a significant impact on its financial condition, results of operations or liquidity. The Company is also involved in various routine legal proceedings in the ordinary course of its business.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                    PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "FOTO." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on Nasdaq, as adjusted for stock splits.

                                                        High    Low
                                                       ------  -----
Fiscal Year Ended September 25, 1999
     First Quarter.......................              $ 6.44  $2.69
     Second Quarter......................                5.88   2.94
     Third Quarter.......................                4.50   2.88
     Fourth Quarter......................                5.94   2.25
Fiscal Year Ended September 26, 1998
     First Quarter.......................              $12.19  $8.50
     Second Quarter......................               12.00   7.88
     Third Quarter.......................               13.19   6.06
     Fourth Quarter......................                8.25   3.00

     On November 30, 1999, the last sale price reported for the Company's common stock was $3.25 per share and as of that date, the common stock was held by an estimated 9,500 shareholders with approximately 548 holders of record.

     The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank loan agreement from declaring any dividends on shares of its capital stock without the bank's prior consent. The Company currently intends to retain its earnings, if any, for developing its business.


ITEM 6 - SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's consolidated statements of operations for the years ended September 25, 1999, September 26, 1998 and September 27, 1997 and the Company's consolidated balance sheets at September 25, 1999 and September 26, 1998 are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and their related footnotes. The selected income statement data for the years ended September 28, 1996 and September 30, 1995 and selected balance sheet data at September 27, 1997, September 28, 1996 and September 30, 1995 are derived from audited consolidated financial statements which are not included in this report.

                            SEATTLE FILMWORKS, INC.
                            SELECTED FINANCIAL DATA
                (in thousands, except per share and share data)

                                                                          Fiscal Years
                                                 ------------------------------------------------------------------
                                                      1999           1998          1997         1996         1995
===================================================================================================================
Consolidated Statement of Operations Data:
--------------------------------------------

Net revenues                                      $   89,613        $96,716    $  101,189   $   84,152   $   62,185

Gross profit                                          31,741         40,693        42,565       34,993       24,057

Operating expenses                                    48,036         30,506        27,752       23,084       15,729

Net income (loss)                                 $  (10,127)       $ 7,575    $   10,145   $    8,017   $    5,682
                                                 ===========        =======   ===========  ===========  ===========

Diluted earnings (loss) per share                 $     (.62)       $   .43    $      .57   $      .45   $      .33
                                                 ===========        =======   ===========  ===========  ===========

Weighted average shares and
 equivalents outstanding - Diluted                16,299,000     17,474,000    17,770,000   17,726,000   17,430,000
                                                 ===========    ===========   ===========  ===========  ===========

Consolidated Balance Sheet Data:
--------------------------------

Capitalized customer acquisition
 expenditures                                     $        0 (*)    $16,800    $   13,882   $   11,334   $    7,356

Total assets                                          41,100 (*)     55,116        51,366       37,826       28,244

Long-term obligations                                    521            706             0            0            0

Shareholders' equity                              $   32,321 (*)    $43,701    $   37,601   $   26,675   $   17,932
                                                 ===========        =======   ===========  ===========  ===========

See notes to consolidated financial statements.


(*) During fiscal 1999, the Company fully amortized $16,800,000 of previously capitalized customer acquisition costs in addition to current period marketing costs.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

     This report contains forward-looking statements including, without limitation, statements identified by an asterisk (*). These statements relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's managements' expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading "Risk Factors" and elsewhere in this report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Overview

     Seattle FilmWorks, Inc. is a leading direct-to-consumer Internet and mail order provider of film and image processing and online digital image storage and management services.* The Company offers an array of complementary services and products primarily under the brand names Seattle FilmWorks(R) and PhotoWorks(R).

     To promote its service and products, the Company relies primarily on direct-marketing programs, including the customer acquisition technique of offering two rolls of film for $2.00 or less. The Company regularly refines this introductory offer in an effort to improve its effectiveness and reach a broader market. Currently, the Company is testing a new introductory offer designed to showcase the Company's PhotoWorks(R) service.* The new introductory offer provides customers with free processing for their first roll of film if they provide an e-mail address for online delivery of their photos via PhotoWorks(R). This introductory offer has been advertised through direct-response media, print media and radio advertising in certain test markets. The Company also promotes this introductory offer on its Web site (www.filmworks.com). In addition, the Company has a customer referral program for online and mail order customers which encourages existing customers to suggest family and friends that may be interested in the Company's services and products.

     Until the end of fiscal 1998, the direct costs of customer acquisition were capitalized as an asset on the Company's consolidated balance sheet as "capitalized customer acquisition expenditures." The direct costs of customer acquisition included film, postage and printed material costs associated with mailings to prospective and existing customers.

     Historically, the capitalized customer acquisition expenditures relating to prospective customers were amortized over three years, and, beginning in fiscal 1996, capitalized customer acquisition expenditures relating to certain marketing activities to groups of existing customers were amortized over six months. These amortization rates were based on estimates of the timing of future roll processing volumes per customer. The proportion of capitalized customer acquisition expenditures amortized over three years relative to those to be amortized over six months varied from period to period based on the timing and mix of promotional activities.

     Net recoverability estimates of the capitalized costs were assessed each quarter based on identifiable responses to the programs for which costs were recorded as an asset. Specifically, the Company compared amortized expense of customer acquisition programs with the actual profitability of such programs to assess whether the costs were fully recoverable. Quarterly analyses prior to fiscal 1998 indicated that the marketing programs for which costs were capitalized were consistently yielding net profits from identifiable responses
in excess of the program costs.   During the first three quarters of fiscal
1998, although the quarterly analyses showed a decline in net profitability, capitalized costs appeared to be fully recoverable. During the fourth quarter of fiscal 1998 the overall performance of customer acquisition programs continued to decline. Upon completing the quarterly review of the recoverability of capitalized costs as of September 26, 1998, management concluded lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company reduced the capitalized customer acquisition cost asset by $613,000, or 3.5% of the total asset of $17,400,000, and recognized the $613,000 as a pre-tax expense in the fourth quarter of fiscal 1998. Management attributed the need for this action to a gradual decline in profitability of the average customer, primarily related to response rates.

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


     The Company is actively pursuing Internet and retail distribution as a complement to its mail order business which makes it more difficult to track direct marketing program response rates because customers do not generally submit their orders with coded response forms. As noted above, in accounting for customer acquisition costs, the Company followed SOP 93-7 which had previously required the Company to capitalize and then amortize customer acquisition costs over the period for which revenue could be identifiably attributed to those marketing efforts. However, as a result of recent trends of lower customer responses and identifiable responses to individual programs, as well as the Company's marketing plans and Internet and retail distribution strategies, management believed that the net profit margin on identifiable responses is insufficient to justify continued deferral of customer acquisition costs in the future. As a result of these changes in circumstances, management no longer had persuasive evidence that future direct response advertising would have identifiable results to the degree of reliability that would otherwise require capitalization of such costs pursuant to SOP 93-7. Consequently, effective in the first quarter of fiscal 1999, the Company began expensing all customer acquisition costs as incurred. In addition, management estimated twelve months to be the period in which the benefits of the previously capitalized marketing costs would be enjoyed before the benefits of those previous programs would be obscured by supplemental marketing efforts. Therefore, in fiscal 1999, the Company fully amortized the $16,800,000 of capitalized customer acquisition costs over a twelve month period on a straight-line basis. Accordingly, operating expenses related to customer acquisition activities increased significantly in fiscal 1999 compared to prior periods. Future periods may reflect increased or decreased customer acquisition costs due to the expensing of such costs as incurred, as well as the timing and magnitude of customer acquisition activities.*

     The net loss for fiscal 1999 was $10,127,000, compared to net income for fiscal 1998 of $7,575,000 and $10,145,000 of net income for fiscal 1997. The net loss for the fiscal 1999 as compared to the net income in prior years was primarily due to the accelerated amortization of previously deferred customer acquisition costs combined with the expensing of current period marketing costs and decreased net revenues. Operating results will fluctuate in the future due to a number of factors including changes in the seasonal nature and mix of sales, level and nature of marketing activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, conditions in the direct-to-consumer market and the online digital imaging and photofinishing industry in general.*

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Marketing expenses include costs associated with customer acquisition and retention, building brand awareness, and testing of new marketing programs. Research and development expenses consist primarily of costs incurred in developing computerized online image management concepts, developing online photo archiving and photo sharing services, and creating equipment necessary to provide customers with new computer-related photographic services and products. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

     Demand for the Company's services and products is highly seasonal, with the highest volume of activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the effectiveness of marketing programs, actions by competitors, production difficulties and other factors. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced greater net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of relatively higher marketing program expenditures prior to the summer months.

Changes in the Photofinishing Industry

     During fiscal 1999 the Company experienced a decline in revenues and rolls processed. The Company believes that this is primarily attributable to increased competition for photofinishing services which has resulted in part from lower retail pricing of film by major film suppliers. Also, the Company's traditional direct marketing techniques have been yielding lower response rates than the Company realized in past years. This may be due in part to a gradual market shift towards Advanced Photo Systems film format, single-use cameras and digital cameras away from traditional 35mm film.* The Company may not be successful in developing new direct marketing techniques which generate new profitable photofinishing customers. In addition, the photofinishing industry generally is experiencing little or no growth in revenues. This may be due in part to the declining prices for and increased availability and use of digital cameras. The Company is attempting to offset these factors by offering Internet-based digital image management services, such as free scanning and archiving of all rolls processed by the Company for customers who provide an e-mail address and, on a limited basis, an introductory offer of free film processing and scanning. The Company also is developing a service, targeted for introduction in the first half of 2000, to enable users of digital cameras to obtain high quality prints of their digital images through a simple up-load of their images to Seattle FilmWorks. The Company is investigating the development of additional products and services designed to establish the Company as the Internet site of choice for archiving, sharing, viewing and managing personal digital images. The Company believes that this status will contribute to increased photofinishing revenues and sales of other image-related services. However, a number of other companies are attempting to establish this position. Competitors in this area include Kodak, which has teamed up with AOL, and other traditional providers of photofinishing services. Also, several Internet start-ups are attempting to draw consumers to their sites by offering archiving and/or management of personal images. The Company may not be successful against this competition. Even if the Company is able to establish a strong position among consumers for image management, it may not be able to generate significant revenues from this community.

Results of Operations

     The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                         Fiscal Years Ended
                                          --------------------------------------------------
                                            September 25,     September 26,   September 27,
                                                1999               1998            1997
============================================================================================

Net revenues                                          100.0%          100.0%          100.0%

Cost of goods and services                             64.6            57.9            57.9
                                                     ------           -----           -----

GROSS PROFIT                                           35.4            42.1            42.1

Operating expenses:
 Amortized customer acquisition costs                  18.8            17.1            14.6
 Marketing expenses                                    27.4             9.3             8.7
 Research and development                               2.3             0.6              .7
 General and administrative                             5.1             4.5             3.5
                                                     ------           -----           -----
  Total operating expenses                             53.6            31.5            27.5
                                                     ------           -----           -----

INCOME (LOSS) FROM OPERATIONS                         (18.2)           10.6            14.6

Total other income                                      0.5             0.9             0.6
                                                     ------           -----           -----

INCOME (LOSS) BEFORE INCOME TAXES                     (17.7)           11.5            15.2

Benefit (provision) for income taxes                    6.4            (3.7)           (5.2)
                                                     ------           -----           -----

NET INCOME (LOSS)                                    (11.3)%            7.8%           10.0%
                                                     ======           =====           =====


     Net revenues decreased 7.3% to $89,613,000 in fiscal 1999 compared to $96,716,000 in fiscal 1998. Net revenues in fiscal 1998 decreased 4.4% to $96,716,000 in fiscal 1998 from $101,189,000 in fiscal 1997. The decreases in net revenues for fiscal years 1999 and 1998 were primarily due to lower photofinishing revenues which management attributes to increased competition, primarily related to lower retail pricing of major film brands and competition to traditional 35mm film from the Advanced Photo Systems format, single-use cameras and digital cameras. In addition, net revenues for the fiscal 1999 and 1998 periods were affected by planned reductions in ancillary businesses primarily related to discontinued wholesale film sales in Asia and the Company's Photo Home Study course operations.

     Gross profit as a percentage of net revenues for fiscal 1999 declined to 35.4%, compared to 42.1% for fiscal 1998 and 1997. The decrease in gross profit in fiscal 1999 was primarily due to lower net revenues compared to the prior years which has the effect of decreasing the operating leverage of fixed costs embedded in the cost of sales. The reduction in gross profit margin also reflects the cost of scanning photos online and the depreciation of the online archive. In addition, this reduction in fiscal 1999 also reflected higher labor and material costs associated with the PhotoWorks(R) online services and products and to a lesser extent, retail operations. Fluctuations in gross profit is expected in future periods due to the seasonal nature of revenues, mix of product sales, level and nature of marketing activities and other factors.*

     Total operating expenses as a percentage of net revenues for fiscal 1999 were 53.6% compared to 31.5% for fiscal 1998 and 27.5% for fiscal 1997. The increase in operating costs as a percentage of net revenues for fiscal 1999 was primarily due to the acceleration in amortization of previously deferred customer acquisition costs of $16,800,000 combined with planned increases in marketing expenditures.* In addition, operating expenses in fiscal 1999 also include higher research and development costs related to the Company's new online services and products. The increase in total operating expenses in fiscal 1998 as compared to fiscal 1997 was primarily due to increased customer acquisition costs and legal expenses related to defending an action filed by Fuji with the ITC against a numbers of importers of recycled single use cameras, including the Company's subsidiary, OptiColor, Inc. See Item 3 of Part I-"Legal Proceedings." The Company is actively marketing its online PhotoWorks(R) services and plans additional marketing and advertising expenditures to introduce new digital and online services and products.* Accordingly, operating expense may be significantly higher in future periods.* Future periods may reflect increased or decreased marketing costs due to the expensing of such costs as incurred, as well as the timing and magnitude of marketing activities.*

     Marketing expenses in fiscal 1999 increased as a percentage of net revenues to 27.4% compared to 9.3% in fiscal 1998. The increase in fiscal 1999 was primarily due to the expensing of current period marketing costs which had been capitalized in prior periods. Previously, such costs were deferred and amortized and were reflected as amortized customer acquisition costs rather than directly as marketing expenditures. Marketing expenses for fiscal 1998 increased to 9.3% compared to 8.7% of net revenues in fiscal 1997.

     Research and development expenses during fiscal 1999 were $2,049,000 as compared to $588,000 for fiscal 1998 and $696,000 for fiscal 1997. The increase in research and development expenses in actual dollars in fiscal 1999 was due primarily to higher labor and development costs associated with the Company's
expanding array of digital services and products.   The decline in these
expenses in fiscal 1998 from fiscal 1997 was primarily due to lower contract services and equipment costs as compared to fiscal 1997.

     General and administrative expenses increased to $4,615,000 in fiscal 1999 as compared to $4,361,000 in fiscal 1998 and $3,503,000 in fiscal 1997. General and administrative costs increased in fiscal 1999 as compared to fiscal 1998 primarily due to labor and equipment cost increases in the Company's management and information systems to support the Company's growing computer-based and Internet-related operations. The increase in these expenses in fiscal 1998 as compared to fiscal 1997 was due primarily to increased legal expenses associated with the Fuji Photo Film Co., Ltd. action. General and administrative expenses in fiscal 1998 also included increased costs related to the Company's management information systems.

     Total other income in fiscal 1999 was $403,000 as compared to $940,000 in fiscal 1998 and $574,000 in fiscal 1997. The decrease in total other income in fiscal 1999 was due primarily to losses related to the disposal of certain assets. In addition, fiscal 1998 included special vendor discounts from materials purchased as compared to the fiscal 1999 period. The increase in fiscal 1998 compared to fiscal 1997 was due primarily to higher interest income and vendor discounts.

     Federal income taxes for fiscal 1999 were recorded at a benefit rate of 36.3% compared to tax expenses of 31.9% for fiscal 1998 and 34.1% for fiscal 1997. The tax rate for fiscal 1999 is primarily affected by tax exempt interest and the federal research and development tax credit. The decrease in the federal tax rate for fiscal 1998 compared to fiscal 1997 was primarily due to a decrease in the Company's marginal federal corporate tax rate which resulted from lower income levels and a higher percentage of tax exempt interest and research and development credits.

     Net income decreased to a loss of $0.62 per share in fiscal 1999 as compared to diluted earnings per share of $0.43 in fiscal 1998 and $0.57 in fiscal 1997. The decrease in net income in fiscal 1999 and 1998 compared to the prior year was primarily attributable to lower net revenues and increases in operating expenses.

Liquidity and Capital Resources

     Net cash provided by operating activities in fiscal 1999 was $8,573,000, compared to $10,601,000 in fiscal 1998 and $9,493,000 in fiscal 1997. The decrease in cash provided by operating activities for fiscal 1999 was primarily a result of the net loss adjusted for depreciation and amortization, amortization of customer acquisition expenditures, deferred taxes, and net changes in receivables, inventories, payables, and other. The increase in net cash provided by operating activities in fiscal 1998 compared to fiscal 1997 was primarily a result of changes in net income adjusted for amortization of customer acquisition expenditures, depreciation and amortization and net changes in receivables, payables and other.

     Net cash used in investing activities was $3,886,000 in fiscal 1999, $5,243,000 in fiscal 1998 and $5,282,000 in fiscal 1997. Net cash used in investing activities during fiscal year 1999 decreased primarily to decreases in purchases of furniture, fixtures and equipment.

     Net cash used in financing activities was $1,466,000 in fiscal 1999, $3,830,000 in fiscal 1998 and $94,000 in fiscal 1997. The decrease in net cash used in financing activities in fiscal 1999 compared to fiscal 1998 was primarily due to a decrease in the repurchase of common stock by the Company. Fiscal 1998 increased compared to fiscal 1997 primarily due to an increase in repurchases of common stock, partially offset by increases in the level of stock options exercised. On January 22, 1997, the Company announced that it may repurchase shares of its common stock, either through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Repurchases may be commenced or discontinued at any time. Although the number of shares to be repurchased is uncertain, any repurchased shares will to some degree offset the dilutive effect on earnings per share of shares of common stock issued under the Company's stock option and stock purchase plans. During fiscal 1999, the Company repurchased 466,000 shares for a total of $1,492,000 as compared to 843,000 shares for a total of $4,829,000 in fiscal 1998 and 80,000 shares for a total of $824,000 in fiscal 1997.

     As of November 30, 1999, the Company's principal sources of liquidity included $20,843,000 in cash and securities available-for-sale together with an unused operating line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 3.6 to 1 at the end of fiscal 1999, compared to 4.9 to 1 at the end of fiscal 1998. The decrease in this ratio in fiscal 1998 was primarily due to increases in accounts payable of $2,240,000 and increases in accrued expenses, partially offset by increases in cash and investments of $3,179,000 and prepaid income taxes of $1,085,000.

     Net capital expenditures during fiscal 1999 totaled $3,928,000 principally for photofinishing equipment, data storage equipment and computer network equipment to support the Company's digital and online archive and image management services. In fiscal 1998, net capital expenditures were $5,750,000 principally for photofinishing equipment, data processing equipment and for leasehold improvements. During fiscal 1998, approximately $969,000 of capital purchases were financed through a capital leasing transaction. In fiscal 1997, the Company made capital expenditures of $4,779,000 relating to photofinishing equipment, data processing equipment and for expanding the capacity of photofinishing operations. The Company has plans to expend approximately $7,000,000 for capital expenditures in fiscal 2000, principally for additional data storage and computer network equipment and for photofinishing equipment, although at this time it has no binding commitments to do so.*

     The Company currently anticipates that existing funds together with anticipated cash flow from operations and the Company's available line of credit of $6,000,000 will be sufficient to finance its operations, including planned capital expenditures, and to service its indebtedness for the foreseeable future.* However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future. See Item 1 of Part I-"Risk Factors."

Inflation

     The results of the Company's operations have not been significantly affected by inflation during any of the last three fiscal years.

Adoption of Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in published financial reports. The Company adopted SFAS No. 131 in the first quarter of fiscal 1999. Provisions of this statement require annual disclosure in the year of adoption and interim reporting for periods thereafter. The Company currently operates in one principal business segment.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development state to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company will adopt SOP 98-1 in fiscal 2000 and does not believe the adoption of this standard will have a significant impact on the Company's financial position or operating results.

     In April 1998, the American Institute of Certified Public Accountant issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs be expensed as incurred. The Company will adopt SOP 98-5 in fiscal 2000. The adoption of this standard will not have a significant impact on the Company's financial position or operating results upon adoption.

Year 2000

     The Company recognizes the need to ensure that its operations will not be adversely affected by Year 2000 systems failures. Year 2000 issues arise because some computer software and hardware were designed to handle only a two-digit year, not a four-digit year (e.g. 1999 is seen by the computer as "99"). When the year 2000 begins, these computer systems may interpret "00" as the year 1900 and not 2000, and could either stop processing date-related computations or process them incorrectly.

     In order to minimize the impact of the Year 2000 on the Company, the Company established a Year 2000 committee to evaluate and manage risks associated with material Year 2000 issues. The committee's plan included a review of material computer and imbedded systems that the Company currently has in place, modification or replacement of such systems if required, assessment of Company's software products as relates to Year 2000 issues, inquiry to third-party providers with whom the Company has material business relationships as to their state of readiness for potential Year 2000 issues and the development of contingency plans in the event material Year 2000 issues arise in Company or third-party computer systems. The Company estimates that as of November 30, 1999, it had completed the majority of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software.*

     As of September 24, 1999, the Company has not expended any significant amounts to address potential Year 2000 issues, exclusive of costs associated with previously scheduled modifications, upgrades or replacements unrelated to Year 2000 issues. Other non-Year 2000 information system efforts have not been materially delayed or impacted by Year 2000 initiatives. The Company does not anticipate spending significant amounts for additional testing, modification, upgrade and replacement related to Year 2000.* Based on current and anticipated operating needs, many of the Company's critical computer systems do not rely on a two-digit year field as part of the process or are in the process of being replaced with more technologically advanced versions. Each new system being installed has been reviewed for Year 2000 compliance. The computer systems that have been upgraded or replaced include, but are not limited to, the Company's accounting system, inventory control system, payroll system, workstation and network operating systems.* The remaining computer and embedded systems, including but not limited to, plant equipment, alarm systems, phone equipment and general office equipment have been reviewed for Year 2000 compliance as part of the overall plan for testing and modification referenced above.

     The Company has determined that most products the Company sells in the ordinary course of business do not have issues relating to Year 2000.* Software products previously supplied by the Company, in some cases, may display an incorrect date but will continue to function.* At their option, customers may upgrade to newer versions of the Company's software to correct the date display. Any Year 2000 issues in products sold by the Company that are manufactured by another vendor will be referred to that vendor.

     In addition to reviewing its own computer systems, the Company sent letters to material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, service providers, and other companies with which the Company has material business relationships in order to assess these companies' state of Year 2000 readiness. These letters requested, among other things, disclosure of the companies' plans for minimizing the impact of the Year 2000 on their computer systems and the Company. To date, the Company has not received from any third-party provider with which a material business relationship exist notice of a material Year 2000 issue or inability to address material Year 2000 issues prior to the Year 2000. The Company is not in a position to verify whether third-party service providers are or will become Year 2000 ready apart from such assurances or until a Year 2000 issue arises.

     The Company believes that Year 2000 issues will not pose significant operational problems for the Company.* However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely affect the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations. If the Company were to experience a material disruption in its computer systems from Year 2000 issues, the Company is prepared to conduct business, particularly the processing of customer orders, utilizing manual processes and third party vendors and back-up data routinely archived by the Company. The Company anticipates that the cost of conducting business utilizing the Company's contingency plans would be higher than conducting business utilizing current and anticipated operational plans.*


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not material.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 32 through 46.

               Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
Seattle FilmWorks, Inc.

     We have audited the accompanying consolidated balance sheets of Seattle FilmWorks, Inc. (the Company) as of September 25, 1999 and September 26, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 25, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seattle FilmWorks, Inc. at September 25, 1999 and September 26, 1998, and the results of its operations and its cash flows for each of the three years in the period ended September 25, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/ ERNST & YOUNG LLP


Seattle, Washington
November 5, 1999

                            SEATTLE FILMWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share and share data)

                                    ASSETS

                                                                September 25,  September 26,
                                                                    1999           1998
                                                                -------------  -------------
CURRENT ASSETS
 Cash and cash equivalents                                            $15,001        $11,780
 Securities available-for-sale                                          4,513          4,555
 Accounts receivable, net of allowance for doubtful accounts
   of $123 and $208 in 1999 and 1998, respectively                      1,460          1,914
 Inventories                                                            6,475          7,561
 Prepaid income taxes                                                   1,439            354
 Deferred income taxes                                                    645            387
 Prepaid expenses and other                                               431            477
 Capitalized promotional expenditures                                       -            121
                                                                      -------        -------
   TOTAL CURRENT ASSETS                                                29,964         27,149

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation (Note C)                       10,424         10,954

CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES (Note B)                      -         16,800

DEFERRED INCOME TAXES                                                     689              -

DEPOSITS AND OTHER ASSETS                                                  23            213
                                                                      -------        -------
TOTAL ASSETS                                                          $41,100        $55,116
                                                                      =======        =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                     $ 4,599        $ 2,359
 Accrued compensation                                                   1,928          1,570
 Accrued expenses                                                       1,538          1,376
 Current portion of capital lease obligation                              186            174
 Income taxes payable                                                       7              7
                                                                      -------       --------
   TOTAL CURRENT LIABILITIES                                            8,258          5,486

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion (Note D)      521            706

DEFERRED INCOME TAXES                                                       -          5,223
                                                                      -------       --------

TOTAL LIABILITIES                                                       8,779         11,415

SHAREHOLDERS' EQUITY (Notes G and H)
 Preferred Stock, $.01 par value, authorized 2,000,000 shares, none issued Common Stock, $.01 par value, authorized 101,250,000 shares, issued and outstanding 16,303,460 and 16,641,891 in 1999
 and 1998, respectively                                                   163            167
 Additional paid-in capital                                               154            981
 Retained earnings                                                     32,004         42,553
                                                                      -------        -------
   TOTAL SHAREHOLDERS' EQUITY                                          32,321         43,701
                                                                      -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $41,100        $55,116
                                                                      =======        =======

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share and share data)

                                                               Fiscal Years Ended
                                                 ----------------------------------------------
                                                 September 25,   September 26,   September 27,
                                                      1999            1998            1997
===============================================================================================

Net revenues                                       $    89,613     $    96,716     $   101,189

Cost of goods and services                              57,872          56,023          58,624
                                                   -----------     -----------     -----------

GROSS PROFIT                                            31,741          40,693          42,565

Operating expenses:
 Amortized customer acquisition costs                   16,800          16,558          14,723
 Marketing expenses                                     24,572           8,999           8,830
 Research and development                                2,049             588             696
 General and administrative                              4,615           4,361           3,503
                                                   -----------     -----------     -----------
  Total operating expenses                              48,036          30,506          27,752
                                                   -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                          (16,295)         10,187          14,813

Other income (expense):
 Interest income                                           797             731             561
 Nonoperating income (expense), net                       (394)            209              13
                                                   -----------     -----------     -----------
  Total other income                                       403             940             574
                                                   -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (15,892)         11,127          15,387

Benefit (provision) for income taxes (Note F)            5,765          (3,552)         (5,242)
                                                   -----------     -----------     -----------

NET INCOME (LOSS)                                  $   (10,127)    $     7,575     $    10,145
                                                   ===========     ===========     ===========

Diluted earnings (loss) per share                  $      (.62)    $       .43     $       .57
                                                   ===========     ===========     ===========
Basic earnings (loss) per share                    $      (.62)    $       .45     $       .62
                                                   ===========     ===========     ===========

Weighted average shares and
 equivalents outstanding - Diluted                  16,299,000      17,474,000      17,770,000
                                                   ===========     ===========     ===========
Weighted average shares - Basic                     16,299,000      16,652,000      16,307,000
                                                   ===========     ===========     ===========

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                               Common Stock
                                            -------------------
                                               Shares      Par    Paid-In   Retained
                                            Outstanding   Value   Capital   Earnings     Total
===============================================================================================

BALANCE AS OF SEPTEMBER 28, 1996             16,231,846    $162   $ 1,680   $ 24,833   $ 26,675

  Stock options exercised                       247,002       2       358                   360
  Income tax benefit of stock options                                 875                   875
  Employee stock purchase plan                   37,410       1       369                   370
  Purchase and retirement of Common Stock       (80,000)     (1)     (823)                 (824)
  Net income                                                                  10,145     10,145
                                             ----------   ------  -------   --------   --------

BALANCE AS OF SEPTEMBER 27, 1997             16,436,258     164     2,459     34,978     37,601

  Stock options exercised                     1,013,618      10       778                   788
  Income tax benefit of stock options                               2,266                 2,266
  Employee stock purchase plan                   35,382       1       299                   300
  Purchase and retirement of Common Stock      (843,367)     (8)   (4,821)               (4,829)
  Net income                                                                   7,575      7,575
                                             ----------   ------  -------   --------   --------

BALANCE AS OF SEPTEMBER 26, 1998             16,641,891     167       981     42,553     43,701

  Stock options exercised                        60,412                26                    26
  Income tax benefit of stock options                                  40                    40
  Employee stock purchase plan                   67,157       1       172                   173
  Purchase and retirement of Common Stock      (466,000)     (5)   (1,065)      (422)    (1,492)
  Net loss                                                                   (10,127)   (10,127)
                                             ----------   ------  -------   --------   --------

BALANCE AS OF SEPTEMBER 25, 1999             16,303,460    $163   $   154   $ 32,004   $ 32,321
                                             ==========   ======  =======   ========   ========

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                           Fiscal Years Ended
                                                           --------------------------------------------------
                                                           September 25,      September 26,     September 27,
                                                                1999              1998               1997
=============================================================================================================

OPERATING ACTIVITIES:
 Net income (loss)                                              $(10,127)            $  7,575        $ 10,145
 Charges to income not affecting cash:
  Depreciation                                                     4,648                3,422           2,488
  Amortization of non-compete                                          -                  375             376
  Amortization of capitalized customer
    acquisition expenditures                                      16,800               16,558          14,723
  Deferred income taxes                                           (6,170)                 755             790
 Net change in receivables, inventories,
    payables, and other                                            3,301                1,302          (1,785)
 Capitalized promotional expenditures, net                           121                   90              27
 Additions to capitalized customer
  acquisition expenditures                                             -              (19,476)        (17,271)
                                                                --------             --------        --------

NET CASH FROM OPERATING ACTIVITIES                                 8,573               10,601           9,493

INVESTING ACTIVITIES:
 Purchase of furniture, fixtures, and equipment                   (3,928)              (5,750)         (4,779)
 Purchases of securities available-for-sale                       (3,021)              (4,898)         (9,642)
 Sales of securities available-for-sale                            3,063                5,405           9,139
                                                                --------             --------        --------

NET CASH USED IN INVESTING ACTIVITIES                             (3,886)              (5,243)         (5,282)

FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock                              199                1,088             730
 Payment on purchase of Common Stock                              (1,492)              (4,829)           (824)
 Payment on capital lease obligations                               (173)                 (89)              -
                                                                --------             --------        --------
NET CASH USED IN FINANCING ACTIVITIES                             (1,466)              (3,830)            (94)
                                                                --------             --------        --------

INCREASE IN CASH AND
 CASH EQUIVALENTS                                                  3,221                1,528           4,117

Cash and cash equivalents
 at beginning of year                                             11,780               10,252           6,135
                                                                --------             --------        --------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                                 $ 15,001             $ 11,780        $ 10,252
                                                                ========             ========        ========

Supplemental cash flow information:
 Cash paid for interest                                         $     53             $     26               -
 Cash paid for income taxes                                     $  1,450             $  3,315        $  2,095

Supplemental non-cash financing and investing activity:
 Capital lease obligation incurred                                     -             $    969               -

See notes to consolidated financial statements.

                            SEATTLE FILMWORKS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SEATTLE FILMWORKS, INC: ("Seattle FilmWorks" or the "Company") is a leading direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services. The Company offers an array of complementary services and products primarily under the brand names Seattle FilmWorks(R) and PhotoWorks(R). To a lesser extent, the Company provides services, products, and photofinishing supplies on a wholesale basis to a variety of commercial customers.

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

SECURITIES AVAILABLE-FOR-SALE: Securities available-for-sale consist primarily of bankers' acceptances, commercial paper, and government securities issued by financial institutions with high credit ratings; all of which mature no later than January 2001. Company policy limits the amount of credit exposure with any one financial institution. The fiscal 1999 and fiscal 1998 balance consisted primarily of government securities. Securities available-for-sale are carried at amortized cost, which approximates market, and unrealized holding gains and losses are not material.

OTHER FINANCIAL INSTRUMENTS: At September 25, 1999, the carrying value of financial instruments such as trade receivables and payables, approximates their fair values, based on the short-term maturities of these instruments.

ACCOUNTS RECEIVABLE: Accounts receivable primarily include amounts due from wholesale customers from the sale of film and single-use cameras. An allowance for doubtful accounts is established for an estimate of bad debts.

INVENTORIES: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies.

DEPRECIATION: Furniture, fixtures, and equipment are depreciated using the straight-line and accelerated methods based on the estimated useful asset lives ranging from two to five years. Expenditures for major remodeling and improvements are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset.

INCOME TAXES: The benefit or provision for federal income taxes is computed based on pretax income reported in the consolidated financial statements. Research and development tax credits are recorded as a reduction of the provision for federal income taxes in the year realized. The benefit or provision for income taxes differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. Deferred income taxes have been recorded in recognition of these temporary differences.

EARNINGS PER SHARE: Earnings per share is based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the fiscal year. Common Stock equivalents consist of stock options. The dilutive effect of stock options is excluded from the calculation of basic earnings per share and loss per share, but included in the computation of diluted earnings per share.

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

STOCK-BASED COMPENSATION: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosure of diluted earnings per share under Statement 123 is provided in Note G to the consolidated financial statements.

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company's products and services will not be returned but customers can request a refund if not satisfied. During fiscal year 1999 refunds were less than 1% of net revenues. An allowance is recorded for expected future returns.

SEGMENT REPORTING: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for years beginning after December 15, 1997, establishes standards for the way that public business enterprises report information about operating segments in published financial reports. The Company adopted SFAS No. 131 in the first quarter of fiscal 1999. Provisions of this statement require annual disclosure in the year of adoption and interim reporting for periods thereafter. The Company currently operates in one principal business segment.

ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL
USE: In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development state to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company will adopt SOP 98-1 in fiscal 2000 and does not believe the adoption of this standard will have a significant impact on the Company's financial position or operating results.

REPORTING ON THE COSTS OF START-UP ACTIVITES: In April 1998, the American Institute of Certified Public Accountant issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs be expensed as incurred. The Company will adopt SOP 98-5 in fiscal 2000. The adoption of this standard will not have a significant impact on the Company's financial position or operating results upon adoption.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year's presentation.

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  B -- CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES

CAPITALIZED CUSTOMER ACQUISITION EXENDITURES: Historically, the Company's principal technique for acquiring new customers was its Introductory Offer of two rolls of 35mm film for $2.00 or less. Prior to the first quarter of fiscal 1999, the direct costs of customer acquisition were deferred as "capitalized customer acquisition expenditures."

     During the fourth quarter of fiscal 1998, the overall performance of the customer acquisition programs showed a decline and management concluded the lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company reduced the capitalized customer acquisition cost asset by $613,000 to its net realizable value in the fourth quarter of fiscal 1998. Effective in the first quarter of fiscal 1999, the Company began expensing customer acquisition costs as incurred. The September 26, 1998 deferred capitalized customer acquisition balance of $16,800,000 was fully amortized during fiscal 1999.


NOTE  C -- FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment, at cost consist of the following:


                                                  September 25,   September 26,
                                                       1999            1998
================================================================================
                                                          (in thousands)

Furniture, fixtures, and equipment                     $ 21,134        $ 20,437
Equipment under capital lease                               969             969
Leasehold improvements                                    4,102           3,176
                                                       --------        --------
                                                         26,205          24,582
Less accumulated depreciation and amortization          (15,781)        (13,628)
                                                       --------        --------

                                                       $ 10,424        $ 10,954
                                                       ========        ========

NOTE  D-- PROPERTY AND LEASES

     The Company's primary operating leases relate to its main operating facilities. These two leases, one for 60,000 square feet and one for 46,000 square feet, expire in September 2005 and 2000, respectively. Both leases have five-year options to extend through September 2010. The Company has a lease agreement for additional warehouse and production space, which expires in January 2000 with an option to extend the lease for an additional one-year period. The Company also has various operating leases for its retail stores, with lease terms generally ranging from three to five years. During fiscal 1998, the Company entered into a five-year capital lease transactions to finance the purchase of certain equipment.

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  D-- PROPERTY AND LEASES (Continued)

     At September 25 1999, future minimum payments under capital leases and non-cancelable operating leases are as follows:

                                               Capital   Operating
                                                Lease      Leases
================================================================================
                                                 (in thousands)

Fiscal 2000                                       $227      $1,214
Fiscal 2001                                        227         736
Fiscal 2002                                        227         481
Fiscal 2003                                        111         404
Fiscal 2004                                          0         387
Thereafter                                           0         387
                                                  ----      ------
                                                   792      $3,609
                                                            ======
Amounts representing interest                      (85)
                                                  ----
Present value of net minimum lease payments
  (including current portion of $186)             $707
                                                  ====

     Rental expense relating to operating leases for fiscal years 1999, 1998, and 1997 was $1,478,000, $1,119,000, and $792,000, respectively. Interest expense relating to the capital lease was $53,000 for fiscal year 1999 and $26,000 for fiscal year 1998.


NOTE  E -- CREDIT AGREEMENT

     At September 25, 1999, the Company had a $6,000,000 available line of credit. At the option of the Company, the interest rate on borrowings under the agreement may be at the lending bank's prime rate or at a rate of 0.75% above the London Interbank Offered Rate. There were no borrowings outstanding at the end of fiscal 1999 or fiscal 1998 under the line of credit.


NOTE  F -- INCOME TAXES

The provision for income taxes is as follows (in thousands):

                                                    1999      1998      1997
================================================================================

Benefit (provision) for income taxes:
     Current                                      $ (406)  $(2,797)  $(4,452)
     Deferred                                      6,171      (755)     (790)
                                                  -------  --------  --------
                                                  $5,765   $(3,552)  $(5,242)
                                                  =======  ========  ========

                            SEATTLE FILMWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  F -- INCOME TAXES (Continued)


A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:

                                         1999    1998   1997
=============================================================

Statutory tax rate                      (34.0%)  34.0%  35.0%
Research and development tax credits      (.6)    (.4)   (.3)
Tax exempt interest                       (.5)    (.8)   (.5)
Other, net                               (1.2)    (.9)   (.1)
                                        -----    ----   ----
                                       (36.3%)   31.9%  34.1%
                                        =====    ====   ====

Principal items comprising the cumulative deferred income taxes are as follows:

                                          1999      1998
=============================================================

Deferred tax assets:
 Accrued expenses                        $  609  $   577
 Depreciation and amortization              458      289
 Non-compete agreement                      332      368
 Other                                      144        -
                                         ------  -------
Total deferred tax assets                 1,543    1,234
                                         ------  -------

Deferred tax liabilities:
 Customer acquisition expenditures            -    5,880
 Other liabilities                          209      190
                                         ------  -------
Total deferred tax liabilities              209    6,070
                                         ------  -------

Net deferred tax assets (liabilities)    $1,334  $(4,836)
                                         ======  =======

     At the current time, management believes the net amount of deferred tax assets are fully recoverable, and no valuation allowance has been provided.


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

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G -- STOCK-BASED COMPENSATION (Continued)

     The following schedule summarizes stock option activity for fiscal years 1997, 1998, and 1999.

                                     Number       Price Per     Weighted Average
                                    of Shares       Share        Exercise Price
================================================================================

  Balance at September 28, 1996     1,976,219   $0.21 - $13.67        $ 2.67
    Granted during 1997               194,100   $9.63 - $14.67        $12.04
    Canceled during 1997              (25,679)  $2.07 - $14.67        $ 5.48
    Exercised during 1997            (247,002)  $0.21 - $11.72        $ 1.45
                                   ----------

  Balance at September 27, 1997     1,897,638   $0.21 - $14.67        $ 3.75
    Granted during 1998               206,650   $3.75 - $11.31        $ 8.96
    Canceled during 1998              (29,677)  $2.67 - $14.67        $11.23
    Exercised during 1998          (1,013,618)  $0.21 - $ 4.96        $  .78
                                   ----------

  Balance at September 26, 1998     1,060,993   $0.21 - $14.67        $ 7.41
    Granted during 1999               415,515   $2.50 - $ 5.00        $ 3.50
    Canceled during 1999             (352,557)  $2.70 - $14.67        $ 9.20
    Exercised during 1999             (60,412)  $0.21 - $ 2.70        $ 0.44
                                   ----------

  Balance at September 25, 1999     1,063,539   $0.67 - $13.06        $ 5.69
                                   ==========

     The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 25, 1999.

                            Options Outstanding          Options Exercisable
                   -----------------------------------  ---------------------
                                  Remaining
Range of             Options     Contractual  Exercise    Options    Exercise
Exercise Prices    Outstanding  Life (Years)   Price    Exercisable   Price
---------------    -----------  ------------  --------  -----------  --------

$ 0.00 - $ 1.46       53,675         1.1       $ 0.94      53,675     $ 0.94
$ 1.47 - $ 2.93      108,650         3.2       $ 2.13     101,250     $ 2.10
$ 2.94 - $ 4.40      428,715         4.2       $ 3.59     105,775     $ 3.90
$ 4.41 - $ 5.86       91,263          .5       $ 5.07      86,063     $ 5.08
$ 5.87 - $ 7.33       65,025         5.1       $ 6.15      65,025     $ 6.15
$ 7.34 - $ 8.80          400         3.5       $ 8.69         100     $ 8.69
$ 8.81 - $10.26      129,974         3.4       $ 9.14      69,107     $ 9.10
$10.27 - $11.73       90,762         4.1       $11.37      81,379     $11.43
$11.74 - $13.20       95,075         2.3       $12.00      80,425     $12.00
                   ---------                   ------     -------
                   1,063,539         3.2       $ 5.69     642,799     $ 6.28
                   =========                              =======

     Options considered fully vested as of September 25, 1999, September 26, 1998 and September 27, 1997 were 642,799, 702,217 and 1,553,053, respectively, at weighted average exercise prices of $6.28, $6.10 and $2.31, respectively. Shares of Common Stock reserved for issuance under these stock option plans totaled 1,209,102 at September 25, 1999, of which 145,563 shares were available for options to be granted in the future.

    The per share weighted-average fair value of stock options granted during fiscal years 1999, 1998 and 1997 was $1.78, $.26, and $5.90, respectively.

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  G -- STOCK-BASED COMPENSATION (Continued)

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


                                  Fiscal 1999   Fiscal 1998   Fiscal 1997
==========================================================================
     Risk free interest rate          5.12%         5.59%         6.39%
     Expected volatility             72.66%        58.27%        46.75%
     Expected option life          2.98 years    4.47 years    4.99 years
     Dividend yield                   0.00%         0.00%         0.00%


     Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net income would have been reduced as follows:

                                                                 September 26,   September 27,  September 28,
                                                                     1999           1998           1997
                                                                --------------------------------------------
                                                                 (in thousands, except per share data)
Net income (loss):
  As reported...............................................       $(10,127)         $7,575        $10,145
  Pro forma.................................................       $(10,671)         $7,034        $ 9,687
Diluted earnings (loss) per share:
  As reported...............................................       $   (.62)         $  .43        $   .57
  Pro forma.................................................       $   (.65)         $  .40        $   .54
Basic earnings (loss)  per share:
  As reported...............................................       $   (.62)         $  .45        $   .62
  Pro forma.................................................       $   (.65)         $  .42        $   .59


    The pro forma effects on net income for fiscal year 1999, 1998 and 1997 are not indicative of pro forma effects in future years because SFAS No. 123 does not apply to grants prior to fiscal 1996 and additional grants in future years are anticipated.

     In September 1998, the Board of Directors passed a resolution to allow employees the opportunity to surrender previously granted options in exchange for a new option grant at current market prices. Employees were granted options for two shares of common stock in exchange for the surrender of options for three shares of common stock. All vesting periods started at the new grant date at the rate of 25% for each year employed after the new grant date. The new grant date was October 9, 1998, with a grant price equal to fair market value of $3.125. Total old options surrendered and canceled were 217,150. Total new options issued on October 9, 1998 were 144,765. Executive officers and non-employee directors were not eligible to participate in this option exchange. No compensation expense was recognized upon the October 9, 1998 exchange because there was no intrinsic value in the new options as of that date.

    On October 20, 1999 the Board of Directors adopted the Seattle FilmWorks Inc. 1999 Employee Stock Option Plan. Employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Officers and directors are not eligible to participate. Pursuant to this plan, options may be granted to purchase up to 800,000 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted. Options generally vest over four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant. As of November 30, 1999, shares of Common Stock reserved for issuance under these stock option plans totaled 800,000 of which 395,650 shares were available for options to be granted in the future

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  G -- STOCK-BASED COMPENSATION (Continued)

Employee Stock Purchase Plan

     Effective September 22, 1993, the Company adopted an Employee Stock Purchase Plan under which substantially all employees have the option to purchase 506,250 shares of Common Stock. Under the Plan, eligible employees may purchase shares of the Company's Common Stock at six-month intervals at 85% of the fair market value on the first or last day of the six-month offering period, whichever is lower. Employees may purchase shares having a value not exceeding 10% of their gross compensation during the purchase period. During fiscal 1999 and 1998, shares totaling 67,157 and 35,382 were issued under the Plan at an average price of $2.58 and $8.47 per share, respectively. At September 25, 1999, 164,335 shares were reserved for future issuance.


NOTE  H -- SHAREHOLDERS' EQUITY

Dividends

     The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank loan agreement from declaring any dividends on shares of its capital stock without the bank's prior consent. The Company currently intends to retain its earnings, if any, for developing its business.

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

     During fiscal year 1999, the Company purchased a total of 466,000 shares for a total of $1,492,000.


NOTE  I -- RETIREMENT AND PROFIT SHARING PLAN

     The Company maintains a 401(k) Plan for substantially all employees. The Company's contributions are based on matching a percentage of up to 2% of voluntary employee contributions and discretionary profit sharing contribution determined by the Board of Directors. The Company's contributions were $393,000 $377,000, and $547,000 for fiscal years 1999, 1998, and 1997, respectively.

                            SEATTLE FILMWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                    September 25, 1999     September 26, 1998     September 27, 1997
====================================================================================================================================
Numerator for basic and diluted earnings per share:
 Net income (loss)                                                      $(10,127,000)         $ 7,575,000         $10,145,000
                                                                        ============          ===========         ===========

Denominator:
 Denominator for basic earnings per share -
   weighted-average shares                                                16,299,000           16,652,000          16,307,000

 Effect of dilutive securities:
   Stock options                                                                   -              822,000           1,463,000
                                                                        ------------          -----------         -----------

 Denominator for diluted earnings per share                               16,299,000           17,474,000          17,770,000
                                                                        ============          ===========         ===========

Basic earnings (loss) per share                                         $       (.62)         $       .45         $       .62
                                                                        ============          ===========         ===========
Diluted earnings (loss) per share                                       $       (.62)         $       .43         $       .57
                                                                        ============          ===========         ===========

     Excluded from the computation of loss per share for the year ended September 25, 1999 are options to acquire 1,063,539 shares of common stock with a weighted average exercise price of $5.69. Excluded from the computation of diluted earnings per share for the year ended September 26, 1998 are options to acquire 575,049 shares of common stock with a weighted average exercise price of $10.81. Excluded from the computation of diluted earnings per share for the year ended September 27, 1997 are options to acquire 14,587 shares of common stock with a weighted average exercise price of $13.44. The impact of these options were excluded from the computation of diluted earnings per share because their effects would be antidilutive.


NOTE K -- CONTINGENCIES

The Company was a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. Sales of recycled cameras accounted for 4.1% of the Company's net revenues during fiscal 1999 and 3.8% for fiscal 1998. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single use cameras. The Company has appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. A decision on the appeal is not expected until sometime in the spring of 2000. There is a risk that Fuji might bring a civil action against OptiColor and the Company for damages caused by the sales of cameras which have been found in the ITC proceeding to infringe Fuji patents. Fuji has brought civil action for patent infringement against three other companies and has stated in a press release that it is reviewing its options with respect to other companies involved in the sale of products that infringe its patents. If such an action were brought against the Company, the ITC decision would not be binding in the civil proceeding and would not prevent OptiColor and the Company from raising and litigating all available defense, but may be persuasive against the Company. At this time, the likelihood that such an action would be brought, and, if brought, its ultimate outcome and impact on the Company, are not determinable. The Company does not expect the litigation to have a significant impact on its financial condition,

                            SEATTLE FILMWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K -- CONTINGENCIES (Continued)

results of operations or liquidity. The Company is also involved in various routine legal proceedings in the ordinary course of its business.


NOTE  L -- SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following table sets forth summary financial data for the Company by quarter for fiscal years 1999 and 1998 (in thousands, except per share data).

                                                        Quarters
                                   ------------------------------------------------
                                    First      Second       Third        Fourth
===================================================================================
Fiscal 1999
     Net revenue                   $21,512     $19,302      $22,801      $ 25,998
     Gross profit                    7,705       6,552        7,863         9,621
     Net (loss)                     (1,052)     (2,533)      (4,134)       (2,408)
     Diluted loss per share           (.06)       (.16)        (.25)         (.15)
     Basic loss per share             (.06)       (.16)        (.25)         (.15)

Fiscal 1998
     Net revenue                   $22,471     $21,439      $24,928       $27,878
     Gross profit                    9,499       9,031       10,635        11,528
     Net income                      1,558       1,177        2,241         2,599
     Diluted earnings per share        .09         .07          .13           .15
     Basic earnings per share          .09         .07          .13           .15


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

     None.

                                   PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Directors and Executive Officers of the Registrant" under Item 1 -
Part I above.

     Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 15, 2000, which information appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 25, 1999.


ITEMS 11, 12, AND 13

     The information called for by Part III (Items 11, 12, and 13) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 15, 2000, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors," and "Remuneration of Executive Officers," "Voting Securities and Principal Holders," "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 25, 1999.


                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

(1)  Consolidated Financial Statements                                 Page

     Report of Ernst & Young LLP, Independent Auditors                   32

     Consolidated Balance Sheets as of September 25, 1999 and
     September 26, 1998                                                  33

     Consolidated Statements of Operations for the years ended
     September 25, 1999, September 26, 1998, and September 27, 1997      34

     Consolidated Statements of Shareholders' Equity for the
     years ended September 25, 1999, September 26, 1998, and
     September 27, 1997                                                  35

     Consolidated Statements of Cash Flows for the years ended
     September 25, 1999, September 26, 1998, and September 27, 1997      36

     Notes to Consolidated Financial Statements                       37-46

     Supplemental Consolidated Financial Statement Schedule. The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company included in Part II, Item 8.

(2)  Schedule                                             Page

     II - Valuation and Qualifying Accounts                 51

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

c. Exhibits

     The following list is a subset of the exhibits set forth below and contains all compensatory plans, contracts, or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

     (1) The Company's Incentive Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.5

     (2) The Company's 1987 Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.7

Exhibit
Number    Exhibit Description
-------   -------------------

3.1 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

3.2 Second Restated Articles of Incorporation of Seattle FilmWorks, Inc. dated March 5, 1996. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

3.3 Articles of Amendment to Articles of Incorporation dated February 13, 1997. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

3.4** Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock.

4.1 Rights Agreement dated December 16, 1999 between the Registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999.)

10.1 Lease Agreement dated September 10, 1985 between Gilbert Scherer and Marlyn Friedlander, Lessors, and the Company with respect to certain office and plant facilities in Seattle, Washington. (Incorporated by reference to the exhibit with a corresponding number filed with the Company's registration statement on Form S-1 (file no. 33-4388)

10.2 First Amendment to Facility Lease Agreement dated April 29, 1989, with Gilbert Scherer and Marlyn Friedlander, Lessors. (Incorporated by reference to Exhibit 10.48 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1989.)

10.3 Second Amendment to Facility Lease Agreement dated November 2, 1998, with Gilbert Scherer and Marlyn Friedlander, Lessors. (Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report on Form 10-K for the year ended September 26, 1998.)

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

10.10**   1999 Employee Stock Option Plan dated October 20, 1999.

10.11 Credit Agreement with Wells Fargo Bank, National Association as of March 1, 1997. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.12 First Amendment to Credit Agreement with Wells Fargo Bank, National Association as of February 24, 1998. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998.)

10.13** Second Amendment to Credit Agreement with Wells Fargo Bank, National Association as of June 30, 1999.

10.14 Stock Redemption Agreement dated July 20, 1994 between the Company and Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

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

10.18 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.19* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.20* Supplement to sales contract with Agfa Division of Miles, Inc. dated March 29, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.21* Agfa Sales Contract and Sales Contract Addendum dated May 21, 1997. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.22*    Kodak Agreement dated May 13, 1997. (Incorporated by reference to
          Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.23*    AT&T Agreement dated March 5, 1997. (Incorporated by reference to
          Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.24** Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc. dated September 26, 1999.

10.25** Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999.

10.26** 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and OptiColor Inc. dated September 26, 1999.

10.27** 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999.

10.28 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

21**      Seattle FilmWorks, Inc. Subsidiaries

23**      Consent of Ernst & Young LLP, Independent Auditors

27**      Financial Data Schedule

      *   Exhibit for which confidential treatment has been granted.
     **   Filed herewith.

                            SEATTLE FILMWORKS, INC.

                                 SCHEDULE  II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                         Additions
                                                   -----------------------
                                     Balance at    Charged to   Charged to                  Balance
                                      Beginning    Costs and      Other                     at End
Description                            of Year     Expenses      Accounts    Deductions    of Period
====================================================================================================

FOR THE YEAR ENDED
SEPTEMBER 27, 1997

Allowance for doubtful accounts          $287         $ 97           $0          $144         $240
Allowance for returns                    $ 45         $155           $0          $147         $ 53

FOR THE YEAR ENDED
SEPTEMBER 26, 1998

Allowance for doubtful accounts          $240         $ 53           $0          $ 85         $208
Allowance for returns                    $ 53         $105           $0          $143         $ 15

FOR THE YEAR ENDED
SEPTEMBER 25, 1999

Allowance for doubtful accounts          $208         $110           $0          $195         $123
Allowance for returns                    $ 15         $  9           $0          $ 23         $  1

-------------------------------

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SEATTLE FILMWORKS, INC.
                                                   (REGISTRANT)

DATED: December 20, 1999                      By: /s/ Gary R. Christophersen
                                                  --------------------------
                                                  Gary R. Christophersen
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



NAME                               TITLE                      DATE


By: /s/ Gary R. Christophersen     President                  December 20, 1999
    --------------------------     Chief Executive Officer
    Gary R. Christophersen         Director
                                   (Principal Executive
                                   Officer)

By: /s/ Sam Rubinstein             Director                   December 20, 1999
    --------------------------
    Sam Rubinstein

By: /s/ Douglas A. Swerland        Director                   December 20, 1999
    --------------------------
    Douglas A. Swerland

By: /s/ Craig E. Tall              Director                   December 20, 1999
    --------------------------
    Craig E. Tall

By: /s/ Peter H. van Oppen         Director                   December 20, 1999
    --------------------------
    Peter H. van Oppen

By: /s/ Loran Cashmore Bond        Chief Financial Officer    December 20, 1999
    --------------------------     (Principal Financial and
    Loran Cashmore Bond            Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------

                           Annual Report on Form 10-K
                     For The Year Ended September 25, 1999

Exhibit
Number   Exhibit Description
-------  -------------------

3.1 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

3.2 Second Restated Articles of Incorporation of Seattle FilmWorks, Inc. dated March 5, 1996. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

3.3 Articles of Amendment to Articles of Incorporation dated February 13, 1997. (Incorporated by reference to Exhibit 3.0 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

3.4** Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock.

4.1 Rights Agreement dated December 16, 1999 between the Registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999.)

10.1 Lease Agreement dated September 10, 1985 between Gilbert Scherer and Marlyn Friedlander, Lessors, and the Company with respect to certain office and plant facilities in Seattle, Washington. (Incorporated by reference to the exhibit with a corresponding number filed with the Company's registration statement on Form S-1 (file no. 33-4388)

10.2 First Amendment to Facility Lease Agreement dated April 29, 1989, with Gilbert Scherer and Marlyn Friedlander, Lessors. (Incorporated by reference to Exhibit 10.48 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1989.)

10.3 Second Amendment to Facility Lease Agreement dated November 2, 1998, with Gilbert Scherer and Marlyn Friedlander, Lessors. (Incorporated by reference to Exhibit 10.3 filed with the Company's Annual Report on Form 10-K for the year ended September 26, 1998.)

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

10.10**   1999 Employee Stock Option Plan dated October 20, 1999.

10.11 Credit Agreement with Wells Fargo Bank, National Association as of March 1, 1997. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.12 First Amendment to Credit Agreement with Wells Fargo Bank, National Association as of February 24, 1998. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1998.)

10.13** Second Amendment to Credit Agreement with Wells Fargo Bank, National Association as of June 30, 1999.

10.14 Stock Redemption Agreement dated July 20, 1994 between the Company and Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

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

10.18 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.19* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.20* Supplement to sales contract with Agfa Division of Miles, Inc. dated March 29, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.21* Agfa Sales Contract and Sales Contract Addendum dated May 21, 1997. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.22*    Kodak Agreement dated May 13, 1997. (Incorporated by reference to
          Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.23*    AT&T Agreement dated March 5, 1997. (Incorporated by reference to
          Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.24** Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc. dated September 26, 1999.

10.25** Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999.

10.26** 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and OptiColor Inc. dated September 26, 1999.

10.27** 1260 16th Avenue West Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999.

10.28 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

21**      Seattle FilmWorks, Inc. Subsidiaries

23**      Consent of Ernst & Young LLP, Independent Auditors

27**      Financial Data Schedule

      *   Exhibit for which confidential treatment has been granted.
     **   Filed herewith.