Form 10-K/A
period 1999-09-25
SEATTLE FILMWORKS INC
filed 2000-01-14
CIK 791050

FORM 10-K/A

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

                           Commission file No. 0-15338

                             SEATTLE FILMWORKS, INC.
             (Exact name of registrant as specified in its charter)

          Washington                                      91-0964899
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


   1260 16th Avenue West, Seattle,  WA                               98119
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:               (206) 281-1390

Securities registered pursuant to Section 12(b) of the Act:             None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share and related preferred share purchase rights.


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

                                   Page 1 of 9
                         Exhibit Index begins on page 7

Explanatory Note

This 10-K/A is being filed for the purpose of filing the Registrant's Third Amended and Restated Articles of Incorporation dated February 5, 1998 as Exhibit
3.2 to this report in place of the following previously filed exhibits: Exhibit 3.2--Registrant's Second Restated Articles of Incorporation dated March 5, 1996 and Exhibit 3.3 Articles of Amendment to Articles of Incorporation dated February 13, 1997. In addition, this amendment revises the cover page to indicate that the Registrant's securities registered pursuant to Section 12(g) of the Act include preferred share purchase rights related to the Registrant's Common Stock, par value $.01. This Amendment does not restate reported results for any period.

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

b.   Reports on Form 8-K

         None.

c.   Exhibits

     The only exhibit filed with this 10-K/A is the Registrant's Third Amended and Restated Articles of Incorporation dated February 5, 1998 as item 3.2 below which exhibit is being filed in place of the Registrant's Second Restated Articles of Incorporation dated March 5, 1996, which had previously been filed as Exhibit 3.2, and the Registrant's Articles of Amendment to Articles of Incorporation dated February 13, 1997, which had previously been filed as
Exhibit 3.3. The items previously filed as Exhibits 3.2 and 3.3 are being deleted by this amendment.

     The following list is a subset of the exhibits set forth below and contains all compensatory plans, contracts, or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

     (1) The Company's Incentive Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.5

     (2) The Company's 1987 Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.7

Exhibit
Number            Exhibit Description
---------         -------------------

3.1 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

3.2 ** Third Amended and Restated Articles of Incorporation of Seattle FilmWorks, Inc. dated February 5, 1998.

3.4 Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock (previously filed).

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

10.10             1999  Employee  Stock  Option  Plan  dated  October  20,  1999
                  (previously filed).

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

10.13 Second Amendment to Credit Agreement with Wells Fargo Bank, National Association as of June 30, 1999 (previously filed).

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

10.24             Warehouse  Sublease  between  Seattle   FilmWorks,   Inc.  and
                  OptiColor, Inc. dated September 26, 1999 (previously filed).

10.25 Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999 (previously filed).

10.26             1260 16th Avenue West Sublease between Seattle FilmWorks, Inc.
                  and OptiColor Inc. dated September 26, 1999 (previously filed).

10.27             1260 16th Avenue West Sublease between Seattle FilmWorks, Inc.
                  and Seattle FilmWorks Manufacturing Company dated September 26, 1999 (previously filed).

10.28 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit
                  10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.) (previously filed)

21                Seattle  FilmWorks,  Inc.  Subsidiaries  (previously filed)
23                Consent of Ernst & Young LLP, Independent Auditors (previously filed)
27                Financial Data Schedule (previously filed)

      * Exhibit for which confidential treatment has been granted.
    * * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SEATTLE FILMWORKS,  INC.
                                              (REGISTRANT)


DATED:    January 13, 2000              By:  /s/ Gary R. Christophersen
                                        Gary R. Christophersen
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                  EXHIBIT INDEX

                          Annual Report on Form 10-K/A
                      For The Year Ended September 25, 1999

Exhibit
Number            Exhibit Description
--------          -------------------

3.1 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

3.2** Third Amended and Restated Articles of Incorporation of Seattle FilmWorks, Inc. dated February 5, 1998.

3.4 Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock (previously filed).

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

10.10             1999  Employee  Stock  Option  Plan  dated  October  20,  1999
                  (previously filed).

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

10.13 Second Amendment to Credit Agreement with Wells Fargo Bank, National Association as of June 30, 1999 (previously filed).

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

10.24             Warehouse  Sublease  between  Seattle   FilmWorks,   Inc.  and
                  OptiColor, Inc. dated September 26, 1999 (previously filed).

10.25 Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999 (previously filed).

10.26             1260 16th Avenue West Sublease between Seattle FilmWorks, Inc.
                  and OptiColor Inc. dated September 26, 1999 (previously filed).

10.27             1260 16th Avenue West Sublease between Seattle FilmWorks, Inc.
                  and Seattle FilmWorks Manufacturing Company dated September 26, 1999 (previously filed).

10.28 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit
                  10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

21                Seattle  FilmWorks,  Inc.  Subsidiaries  (previously filed)
23                Consent of Ernst & Young LLP, Independent Auditors (previously filed)
27                Financial Data Schedule (previously filed)

          * Exhibit for which confidential treatment has been granted. ** Filed herewith.