Form 10-Q
period 1999-12-25
SEATTLE FILMWORKS INC
filed 2000-02-09
CIK 791050

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: December 25, 1999 Commission file No. 0-15338



                                PHOTOWORKS, INC.
             (Exact name of registrant as specified in its charter.)



           Washington                                     91-0964899
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   1260 16th Avenue West, Seattle,  WA                       98119
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:              (206) 281-1390


                             SEATTLE FILMWORKS, INC
  (Former name, former address, and former year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes  X     No

     As of January 28, 2000, there were issued and outstanding 16,347,890 shares of common stock, par value $.01 per share.


                          Index to Exhibits at Page 16

                                PHOTOWORKS, INC.

                                      INDEX

                                                                        Page No.

PART I -- FINANCIAL INFORMATION

  Item 1 - Financial Statements                                            3-9

           Consolidated Balance Sheets as of December 25, 1999
           and September 25, 1999                                          3-4

           Consolidated Statements of Operations for the first quarter
           ended December 25, 1999 and December 26, 1998                   5

           Consolidated Statements of Cash Flows for the first quarter
           ended December 25, 1999 and December 26, 1998                   6

           Notes to Consolidated Financial Statements                      7-9

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10-14


PART II -- OTHER INFORMATION

  Item 5 - Other Information                                               14

  Item 6 - Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                                 15

INDEX TO EXHIBITS                                                          16

                         PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  (UNAUDITED)        (NOTE)
                                                                                 December 25,     September 25,
ASSETS                                                                               1999              1999
================================================================================================================
CURRENT ASSETS
    Cash and cash equivalents                                                    $16,408           $15,001
    Securities available-for-sale                                                  3,957             4,513
    Accounts receivable, net of allowance for doubtful accounts                      923             1,460
    Inventories                                                                    8,536             6,475
    Prepaid income taxes                                                             272             1,439
    Deferred income taxes                                                            634               645
    Prepaid expenses and other                                                       437               431
                                                                                 -------           -------

TOTAL CURRENT ASSETS                                                              31,167            29,964

FURNITURE, FIXTURES, AND EQUIPMENT,
    at cost, less accumulated depreciation                                         9,628            10,424

DEFERRED INCOME TAXES                                                                767               689

DEPOSITS AND OTHER ASSETS                                                            143                23

TOTAL ASSETS                                                                     $41,705           $41,100
                                                                                 =======           =======

Note: The September 25, 1999 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                 (in thousands, except per share and share data)

                                                                                  (UNAUDITED)        (NOTE)
                                                                                 December 25,     September 25,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                1999              1999
================================================================================================================
CURRENT LIABILITIES
    Accounts payable                                                              $ 6,414            $ 4,599
    Accrued compensation                                                            1,375              1,928
    Accrued expenses                                                                1,334              1,538
    Current portion of capital lease obligations                                      189                186
    Income taxes payable                                                                7                  7
                                                                                  -------            -------

TOTAL CURRENT LIABILITIES                                                           9,319              8,258

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion                           472                521

TOTAL LIABILITIES                                                                   9,791              8,779

SHAREHOLDERS' EQUITY
    Preferred Stock, $.01 par value,
      authorized 2,000,000 shares, none issued
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,327,640                                       163                163
    Additional paid-in capital                                                        219                154
    Retained earnings                                                              31,532             32,004
                                                                                  -------            -------

TOTAL SHAREHOLDERS' EQUITY                                                         31,914             32,321
                                                                                  -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $41,705            $41,100
                                                                                  =======            =======

Note: The September 25, 1999 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                                                                      First Quarter Ended
                                                                                 December 25,     December 26,
                                                                                    1999              1998
===============================================================================================================
Net revenues                                                                     $20,491           $21,512
Cost of goods and services                                                        13,335            13,666
                                                                                 -------          --------

GROSS PROFIT                                                                       7,156             7,846

Operating expenses:
   Amortized customer acquisition costs                                                -             4,200
   Marketing expenses                                                              6,307             4,178
   Research and development                                                          465               168
   General and administrative                                                      1,352             1,285
                                                                                 -------          --------
      Total operating expenses                                                     8,124             9,831
                                                                                 -------          --------

LOSS FROM OPERATIONS                                                                (968)           (1,985)

Other income (expense):
   Interest income                                                                   271               232
   Non-operating income (expense), net                                               (25)                -
                                                                                 --------         --------
       Total other income                                                            246               232
                                                                                 -------          --------

LOSS BEFORE INCOME TAXES                                                            (722)           (1,753)
Benefit for income taxes                                                             250               701
                                                                                 -------          --------

NET LOSS                                                                         $  (472)         $ (1,052)
                                                                                 ========         =========

Net Loss per Share-Basic                                                          $(.03)            $(.06)
                                                                                  ======            ======

Weighted Average Shares - Basic                                               16,327,000        16,338,000
                                                                              ==========        ==========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                      First Quarter Ended
                                                                                 December 25,     December 26,
                                                                                    1999              1998
===============================================================================================================
OPERATING ACTIVITIES:
   Net loss                                                                       $  (472)        $ (1,052)
   Charges to income not affecting cash:
    Depreciation and amortization                                                   1,033            1,140
    Amortization of capitalized customer
      acquisition expenditures                                                          -            4,200
    Deferred income taxes                                                             (67)          (1,542)
   Net change in receivables, inventories, payables and other                         695             (368)
   Capitalized promotion expenditures, net                                              -               16
                                                                                  -------          -------

NET CASH FROM OPERATING ACTIVITIES                                                  1,189            2,394

INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                                    (357)          (1,405)
   Purchases of securities available-for-sale                                      (1,965)            (422)
   Sales of securities available-for-sale                                           2,521            1,043
                                                                                   ------          -------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                                          199             (784)

FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock                                              65              100
   Payment on purchase of Common Stock                                                  -           (1,493)
   Payment on capital lease obligations                                               (46)             (42)
                                                                                   ------          -------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                                           19           (1,435)
                                                                                   ------          -------

INCREASE IN CASH AND CASH EQUIVALENTS                                               1,407              175

Cash and cash equivalents at beginning of period                                   15,001           11,780
                                                                                   ------          -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                               $16,408          $11,955
                                                                                  =======          =======

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  A  --  BASIS OF PRESENTATION

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services. The Company offers an array of complementary services and products primarily under the brand names Seattle FilmWorks(R) and PhotoWorks(R). To a lesser extent, the Company provides services, products, and photofinishing supplies on a wholesale basis to a variety of commercial customers.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Fiscal year 2000 will include 53 weeks and the fourth quarter will include one extra week as compared to fiscal 1999. Operating results for the first quarter ended December 25, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 25, 1999 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report

NOTE  B  --  CUSTOMER ACQUISITION EXPENDITURES

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

NOTE  C  --  INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies.

NOTE  D  --  RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  E  --  SEGMENT REPORTING

     The Company currently operates in one principal business segment.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                      First Quarter Ended
                                                                            December 25, 1999   December 26, 1998
Numerator for basic and diluted earnings per share:
   Net loss                                                                     $(472,000)         $(1,052,000)
                                                                                ==========         ============

Denominator:
   Denominator for basic earnings per share - weighted-average shares           16,327,000          16,338,000

   Effect of dilutive securities:
      Stock options                                                                 -     *              -     *
                                                                                ----------          -----------
   Denominator for diluted earnings per share                                   16,327,000          16,338,000
                                                                                ==========          ==========

BASIC LOSS PER SHARE                                                               $(.03)              $(.06)
                                                                                   =====               ======

* The exercise of stock options is not assured as the result would be anti-dilutive.

NOTE  G  --  CONTINGENCIES

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  H  --  ADOPTION OF ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development state to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company adopted SOP 98-1 in the first quarter of fiscal 2000 and does not believe the adoption of this standard will have a significant impact on the Company's financial position or operating results.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs be expensed as incurred. The Company adopted SOP 98-5 in the first quarter of fiscal 2000 and does not believe the adoption of this standard will have a significant impact on the Company's financial position or operating results.

NOTE  I  --  SUBSEQUENT EVENT

     On February 1, 2000, the Company changed its corporate name to PhotoWorks, Inc. In addition, the Company announced that Orca Bay Partners, a private equity investment firm affiliated with John McCaw (a co-founder of McCaw Cellular) had agreed to lead a $15 million round of financing which will include a $5 million investment from Madrona Venture Group. The investment, which is subject to customary closing conditions and is expected to close by February 14, 2000, will consist of shares of Series A Preferred Stock with a conversion price of $4.75 and warrants to purchase common stock at an exercise price of $6.00 per share. The shares of Series A Preferred Stock are convertible into a total of 3,157,895 shares of common stock and the warrants are exercisable to purchase a total of 789,474 shares of common stock. The shares are convertible at any time six months after the closing date. The investment objective is to take advantage of PhotoWorks' leading technology, photo processing capabilities and customer base to capitalize on the expected explosive growth in the digital image management and Internet photo processing market.* The Company intends to use the proceeds to expand the Company's marketing presence, enhance its branding campaign, leverage its Internet presence through additional strategic alliances and add senior management resources.*

     It is expected that a representative from both Orca Bay Partners and Madrona Venture Group will join the Board of Directors following the closing of the investment, increasing the number of Board members from five to seven.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Safe Harbor  Statement  under the Private  Securities  Litigation  Reform Act of
1995:

     This report contains forward-looking statements including, without limitation, statements identified by an asterisk (*). These statements relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the possibility of delays in the expansion of image storage capacity due to delays in deliveries from suppliers or technical problems; system performance problems due to technical difficulties, system malfunctions, Internet interruptions or other factors; pricing and other activities by competitors; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services.* The Company offers an array of complementary services and products primarily under the brand names Seattle FilmWorks(R) and PhotoWorks(R). The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000.

     Since 1978, the Company has been an industry leader in the introduction of value-added photo-related services and products and has continued this tradition by launching its online image management service, PhotoWorks(R) in April 1999.* The Company offers prints, slides, digital images and online archiving, all from the same roll of 35mm film. PhotoWorks can process any brand of 35mm film, Advanced Photo Systems (24mm) film or 35mm single-use camera. PhotoWorks was among the first to provide express-mail delivery, cross-referenced data on prints and negatives, a composite photo index and a convenient reorder system. To a lesser extent, the Company provides photofinishing services, products and supplies on a wholesale basis.

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to share personal photographs with friends, family and business associates. Products incorporating these technologies include (i) Pictures On Disk(TM) a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film; and (iv)
PhotoWorks(R), an online image management system which enables customers to view, share, order reprints and organize their photos online. Recently, the Company introduced PhotoWorks(R) Cards, an online service which allows customers to create personalized greeting cards using their favorite photos. In February 2000, the Company also announced the initial launch of its PhotoWorks(R) Uploader service for digital cameras, signifying its commitment to the online business model.* PhotoWorks(R) Uploader provides free downloadable software that customers can use to extract images from their cameras and upload them to their password-protected PhotoWorks(R) online archive quickly and easily. Customers may upload as many images as they wish and archive them at the PhotoWorks(R) site for free as long as they remain an active customer of PhotoWorks. PhotoWorks provides Internet image storage and management services for all photographers regardless of what type of camera they use to take their photos. In addition, PhotoWorks has targeted for development additional products and services to enable customers to view and share their photos over the Internet simply and conveniently.*

     In addition, the Company has partnered with other Internet-related companies to broaden the marketing of its PhotoWorks(R) services and provide customers with new and interesting ways to share their photos. The Company has entered into agreements with Amazon.com Auctions, RealNetworks, VStream, and most recently, AT&T WorldNet(R) Services. These partnering alliances enable customers to integrate their digital images into the partnering companies' services and products.

     The Company primarily uses direct-marketing techniques to target selected consumers, measure customer response and obtain direct customer feedback to changes in marketing strategies. Over the past several years, the Company has targeted the growing population of personal computer users in connection with the introduction of digital-imaging services and products. The Company has developed comprehensive statistical models for the design and analysis of its direct-response marketing programs using proprietary customer data compiled over 18 years. The Company also uses other traditional advertising such as radio, television and print advertising, to promote its new PhotoWorks(R) services and products.

     Net loss for the first quarter of fiscal 2000 was $472,000, or a loss of $.03 per share, compared to net loss of $1,052,000 or a loss of $.06 per share for the first quarter of fiscal 1999. However, net loss for the first quarter of fiscal 1999 included a $4,200,000 charge related to accelerated amortization of previously deferred customer acquisition costs and therefore, is not directly comparable to net loss for the first quarter of fiscal 2000. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.*

     Demand for the Company's photo-related services and products is seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level of effectiveness of customer acquisition programs, activities by competitors, production difficulties and other factors. This seasonality, when combined with the general growth of the Company's photofinishing business, has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of incurring relatively higher marketing program expenditures prior to the summer months.

Results of Operations

     The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                                                         First Quarter Ended
                                                                                  ------------------------------
                                                                                  December 25,      December 26,
                                                                                      1999              1998
================================================================================================================
Net revenues                                                                         100.0%            100.0%
Cost of goods and services                                                            65.1              63.5
                                                                                    ------            ------
GROSS PROFIT                                                                          34.9              36.5

Operating expenses:
   Amortized customer acquisition costs                                                -                19.5
   Marketing expenses                                                                 30.8              19.4
   Research and development                                                            2.3                .8
   General and administrative                                                          6.5               6.0
                                                                                   -------           -------
   Total operating expenses                                                           39.6              45.7
                                                                                    ------            ------

LOSS FROM OPERATIONS                                                                  (4.7)             (9.2)

Total other income                                                                     1.2               1.0
                                                                                   -------          --------

LOSS BEFORE INCOME TAXES                                                              (3.5)             (8.2)
Provision for income taxes                                                             1.2               3.3
                                                                                   -------           -------
NET LOSS                                                                              (2.3)%            (4.9)%
                                                                                    =======          ========

     Net revenues for the first quarter of fiscal 2000 were $20,491,000 as compared to net revenues of $21,512,000 in the first quarter of fiscal 1999. Although net revenues declined in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, the Company's net revenues from its core Seattle FilmWorks(R) branded photofinishing business increased .6% over net revenues for the same business in the first quarter of fiscal 1999. The decline in net revenues was primarily due to a reduction in sales of the Company's wholesale film primarily attributable to lower retail pricing of major competing film brands and the Company's curtailment of recycled single-use camera sales following the June 1999 ruling by the International Trade Commission prohibiting the importation and sales of recycled single-use cameras.

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the first quarter of fiscal 2000 decreased to 34.9% of net revenues compared to 36.5% in the first quarter of fiscal 1999. The decrease in gross profit was primarily due to higher production labor, equipment and material costs relating to enhancements in digital services and products. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, level and nature of marketing activities and other factors.*

     Total operating expenses in the first quarter of fiscal 2000 decreased to 39.6% of net revenues compared to 45.7% in the first quarter of fiscal 1999. First quarter operating expenses in fiscal 1999 included $4,200,000 relating to the amortization of previously deferred capitalized customer acquisition costs which were fully amortized during fiscal 1999. Excluding these accelerated amortization costs, total operating expenses in the first quarter of fiscal 1999 would have been $5,631,000 or 26.2% of net revenues. Comparable fiscal 2000 operating expenses increased over the first quarter of the previous year due to increased marketing expenses and research and development costs relating to the Company's online services and products. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition and other marketing expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing activities and research and development activities.*

     Marketing expenses include current period expenses associated with customer acquisition, building brand awareness, testing of new marketing strategies and marketing to existing customers. Marketing expenses in the first quarter of fiscal 2000 increased to 30.8% of net revenues compared to 19.4% of net revenues for the first quarter of fiscal 1999. The increase was primarily due to increased expenditures made to promote the Company's online services and products.

     Research and development expenses increased to $465,000 for the first quarter of fiscal 2000 compared to $168,000 in the first quarter of fiscal 1999. The increase was due primarily to additional personnel hired to support research and development for PhotoWorks(R) online archiving and photo sharing services. Research and development expenses consist primarily of costs incurred in developing digital services and developing computer software products and equipment necessary to provide customers with new computer-related photographic services and products.

     General and administrative expenses increased to $1,352,000 for the first quarter of fiscal 2000 compared to $1,285,000 for the first quarter of fiscal 1999. The increase is primarily a result of increased expenditures related to information systems to support the Company's expanding computer-based and Internet-related operations. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

     Total other income for the first quarter of fiscal 2000 increased to $246,000 as compared to $232,000 for the first quarter of fiscal 1999. The increase was primarily due to higher interest income resulting from the Company's higher cash balances in the first quarter of fiscal 2000.

     Net loss as a percentage of net revenues decreased to a loss of 2.3% in the first quarter of fiscal 2000 as compared to 4.9% in the first quarter of fiscal 1999. The net loss for fiscal 1999 included $4,200,000 of previously deferred customer acquisition costs as discussed in operating expenses above.

Liquidity and Capital Resources

     As of January 31, 2000, the Company's principal sources of liquidity included cash and short-term investments of $18,206,000 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 3.3 to 1 at the end of the first quarter of fiscal 2000, down from the current ratio of 3.6 to 1 at September 25, 1999. This change in the Company's current ratio is primarily due to decreases in accounts receivable, prepaid taxes and accrued compensation, partially offset by increases in inventory and accounts payable. During the first quarter of fiscal 2000, inventory increased by $2,061,000 due primarily to film and material purchases. In the same period, accounts payable increased by $1,815,000 primarily due to increased inventory purchases.

     Although the Company does not currently have any fixed material commitments with regard to capital expenditures, it currently expects to spend approximately $5,000,000 during the remainder of fiscal 2000, principally for data storage and computer network equipment and photofinishing equipment.

     The Company currently anticipates that existing funds together with anticipated cash flow from operations and the Company's available line of credit of $6,000,000 will be sufficient to finance its operations and planned capital expenditures and to service its indebtedness for the foreseeable future. In addition, on February 1, 2000, the Company received commitments from two entities for a $15,000,000 equity investment in the Company. This investment is scheduled to close on February 14, 2000, subject to the satisfaction of customary closing conditions. See Part 5 of Item II below. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or to refinance its obligations. Possible sources of additional financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future.

Year 2000

     The Company has not yet experienced any material Year 2000 issues arising from computer software and hardware ("computer systems") which were designed to handle only a two-digit year, not a four-digit year (e.g. 1999 is seen by the computer as "99"). The Company has determined that most products the Company sells in the ordinary course of business do not have issues relating to Year 2000. Software products previously supplied by the Company, in some cases, may display an incorrect date but will continue to function. At their option, customers may upgrade to newer versions of the Company's software to correct the date display. Any Year 2000 issues in products sold by the Company that are manufactured by another vendor will be referred to that vendor.

     In addition to its own computer systems, it is possible that Year 2000 issues of material third-party providers, including, but not limited to, suppliers, product sponsors, financial institutions, or service providers could affect the Company and disrupt its business. The Company has not experienced any such problems and presently believes that the Year 2000 issue will not pose significant operational problems for the Company.

                          PART II -- OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

     On February 1, 2000, the Company changed its corporate name to PhotoWorks, Inc. In addition, the Company announced that Orca Bay Partners, a private equity investment firm affiliated with John McCaw (a co-founder of McCaw Cellular) had agreed to lead a $15 million round of financing which will include a $5 million investment from Madrona Venture Group. The investment, which is subject to customary closing conditions and is expected to close by February 14, 2000, will consist of shares of Series A Preferred Stock with a conversion price of $4.75 and warrants to purchase common stock at an exercise price of $6.00 per share. The shares of Series A Preferred Stock are convertible into a total of 3,157,895 shares of common stock and the warrants are exercisable to purchase a total of 789,474 shares of common stock. The shares are convertible at any time six months after the closing date. The investment objective is to take advantage of PhotoWorks' leading technology, photo processing capabilities and customer base to capitalize on the expected explosive growth in the digital image management and Internet photo processing market.* The Company intends to use the proceeds to expand the Company's marketing presence, enhance its branding campaign, leverage its Internet presence through additional strategic alliances and add senior management resources.*

     It is expected that a representative from both Orca Bay Partners and Madrona Venture Group will join the Board of Directors following the closing of the investment, increasing the number of Board members to seven. The full text of the press release is filed as an exhibit to this report and is incorporated herein by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

        3.1 Articles of Amendment to Articles of Incorporation dated January 28, 2000.

        27.1 Financial Data Schedule - 1999

        27.2 Financial Data Schedule - 2000

        99.1 Press Release issued by the Company dated February 1, 2000.

     (b) Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PHOTOWORKS,  INC.


DATED:  February 7, 2000                       /s/ Gary R. Christophersen
                                               --------------------------------
                                               Gary R. Christophersen
                                               President/Chief Executive Officer
                                               (Principal Executive Officer)



                                               /s/ Loran Cashmore Bond
                                               --------------------------------
                                               Loran Cashmore Bond
                                               (Principal Financial and Chief
                                               Accounting Officer)

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                          Quarterly Report on Form 10-Q
                     For The Quarter Ended December 25, 1999

Exhibit    Description                                                                                  Page No.
-------    -----------                                                                                  --------
3.1        Articles of Amendment to Articles of Incorporation dated January 28, 2000.            SEC Electronic Filing

27.1       Financial Data Schedule - 1999                                                        SEC Electronic Filing

27.2       Financial Data Schedule - 2000                                                        SEC Electronic Filing

99.1       Press Release issued by the Company dated February 1, 2000.                           SEC Electronic Filing