Form 10-Q
period 2000-03-25
PHOTOWORKS INC /WA
filed 2000-05-09
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 25, 2000      Commission file No. 0-15338
                                 --------------                          -------


                                PHOTOWORKS, INC.
                                ----------------
            (Exact name of registrant as specified in its charter.)


             Washington                                 91-0964899
             ----------                                 ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 1260 16th Avenue West, Seattle,  WA                       98119
  -----------------------------------                      -----
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  (206) 281-1390



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes  X    No
    ---      ---

     As of April 30, 2000, there were issued and outstanding 16,416,753 shares of common stock, par value $.01 per share.



                          Index to Exhibits at Page 17

                                PHOTOWORKS, INC.

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                      3-10

       Consolidated Balance Sheets as of March 25, 2000
         and September 25, 1999                                          3-4

       Consolidated Statements of Operations for the second quarter
         and six months ended March 25, 2000 and March 27, 1999            5

       Consolidated Statements of Cash Flows for the six months
         ended March 25, 2000 and March 27, 1999                           6

       Notes to Consolidated Financial Statements                       7-10

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 10-14

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                        14-15

     Item 4 - Submission of Matters to a Vote of Security Holders         15

     Item 6 - Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                16

INDEX TO EXHIBITS                                                         17

EXHIBITS                                                                  18

                                Pages 2 of 17

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------


ITEM 1 - FINANCIAL STATEMENTS


                                PHOTOWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                (UNAUDITED)      (NOTE)
                                                                 March 25,   September 25,
ASSETS                                                             2000           1999
==========================================================================================
CURRENT ASSETS
 Cash and cash equivalents                                         $15,403         $15,001
 Securities available-for-sale                                      15,325           4,513
 Accounts receivable, net of allowance for doubtful accounts         1,395           1,460
 Inventories                                                         8,172           6,475
 Prepaid income taxes                                                1,177           1,439
 Deferred income taxes                                                   -             645
 Prepaid promotion expense                                           1,988               -
 Prepaid expenses and other                                            397             431
                                                                   -------         -------

TOTAL CURRENT ASSETS                                                43,857          29,964

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                             10,586          10,424

DEFERRED INCOME TAXES                                                    -             689

DEPOSITS AND OTHER ASSETS                                              516              23
                                                                   -------         -------

TOTAL ASSETS                                                       $54,959         $41,100
                                                                   =======         =======

Note: The September 25, 1999 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                (in thousands, except per share and share data)

                                                                 (UNAUDITED)     (NOTE)
                                                                  March 25,   September 25,
LIABILITIES AND SHAREHOLDERS' EQUITY                                2000          1999
===========================================================================================
CURRENT LIABILITIES
 Accounts payable                                                   $ 8,312         $ 4,599
 Accrued compensation                                                 1,931           1,928
 Accrued expenses                                                     1,732           1,538
 Current portion of capital lease obligations                           242             186
 Income taxes payable                                                     7               7
                                                                    -------         -------

TOTAL CURRENT LIABILITIES                                            12,224           8,258

LONG-TERM CAPITAL LEASE OBLIGATIONS, net of current portion             420             521
                                                                    -------         -------

TOTAL LIABILITIES                                                    12,644           8,779

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value,
   authorized 2,000,000 shares, issued and outstanding 15,000
   shares of  Series A convertible preferred                              -               -
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,389,152                            164             163
 Additional paid-in capital                                          15,410             154
 Retained earnings                                                   26,741          32,004
                                                                    -------         -------

TOTAL SHAREHOLDERS' EQUITY                                           42,315          32,321
                                                                    -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $54,959         $41,100
                                                                    =======         =======

Note: The September 25, 1999 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (in thousands, except per share and share data)


                                                   Second Quarter Ended          Six Months Ended
                                                --------------------------  --------------------------
                                                 March 25,     March 27,     March 25,     March 27,
                                                   2000          1999          2000          1999
=====================================================================================================
Net revenues                                    $    18,796   $    19,302   $    39,287   $    40,814
Cost of goods and services                           13,623        12,597        26,958        26,263
                                                -----------   -----------   -----------   -----------
    Gross Profit                                      5,173         6,705        12,329        14,551

Operating expenses:
 Amortized customer acquisition costs                     -         4,200             -         8,400
 Marketing expenses                                   7,562         5,208        13,869         9,386
 Research and development                               618           287         1,083           455
 General and administrative                           1,633         1,369         2,985         2,654
                                                -----------   -----------   -----------   -----------
    Total operating expenses                          9,813        11,064        17,937        20,895
                                                -----------   -----------   -----------   -----------

Loss from Operations                                 (4,640)       (4,359)       (5,608)       (6,344)

Other income (expense):
 Interest income                                        364           188           635           420
 Non-operating expense, net                             (19)          (54)          (44)          (54)
                                                -----------   -----------   -----------   -----------
   Total other income                                   345           134           591           366
                                                -----------   -----------   -----------   -----------

Loss before income taxes                             (4,295)       (4,225)       (5,017)       (5,978)
Benefit (Provision) for income taxes                   (496)        1,692          (246)        2,393
                                                -----------   -----------   -----------   -----------
Net Loss                                             (4,791)       (2,533)       (5,263)       (3,585)
Preferred stock accretion                            (1,035)            -        (1,035)            -
                                                -----------   -----------   -----------   -----------
Loss attributable to common shareholders        $    (5,826)  $    (2,533)  $    (6,298)  $    (3,585)
                                                ===========   ===========   ===========   ===========

Loss per share:
Basic and diluted                               $      (.29)  $      (.16)  $      (.32)  $      (.22)
                                                ===========   ===========   ===========   ===========
Pro forma basic and diluted                     $      (.27)  $      (.16)  $      (.31)  $      (.22)
                                                ===========   ===========   ===========   ===========

Loss per common share:
Basic and diluted                               $      (.36)  $      (.16)  $      (.39)  $      (.22)
                                                ===========   ===========   ===========   ===========
Pro forma basic and diluted                     $      (.33)  $      (.16)  $      (.37)  $      (.22)
                                                ===========   ===========   ===========   ===========

Shares used in calculation of loss per share
  and per common share:
 Basic and diluted                               16,368,000    16,257,000    16,347,000    16,297,000
                                                ===========   ===========   ===========   ===========
 Pro forma basic and diluted                     17,790,800    16,257,000    17,058,400    16,297,000
                                                ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                  Six Months Ended
                                                               ----------------------
                                                               March 25,   March 27,
                                                                  2000        1999
====================================================================================
OPERATING ACTIVITIES:
---------------------
 Net loss                                                       $ (5,263)    $(3,585)
  Charges to income not affecting cash:
  Depreciation and amortization                                    2,129       2,317
  Amortization of capitalized customer
   acquisition expenditures                                            -       8,400
  Deferred income taxes                                            1,334      (3,098)
 Net change in receivables, inventories, payables and other        2,574          (9)
 Prepaid promotional expenditures                                 (1,988)        (44)
                                                                --------     -------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                      (1,214)      3,981

INVESTING ACTIVITIES:
---------------------
 Purchase of furniture, fixtures, and equipment                   (2,784)     (2,826)
 Purchases of securities available-for-sale                      (13,740)     (1,236)
 Sales of securities available-for-sale                            2,928       1,943
                                                                --------     -------

NET CASH USED IN INVESTING ACTIVITIES                            (13,596)     (2,119)

FINANCING ACTIVITIES:
---------------------
 Proceeds from issuance of Preferred Stock                        14,974           -
 Proceeds from issuance of Common Stock                              283         109
 Payment on purchase of Common Stock                                   -      (1,493)
 Payment on capital lease obligation                                 (45)        (70)
                                                                --------     -------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                      15,212      (1,454)
                                                                --------     -------

INCREASE IN CASH AND CASH EQUIVALENTS                                402         408

Cash and cash equivalents at beginning of period                  15,001      11,780
                                                                --------     -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                               $ 15,403     $12,188
                                                                ========     =======

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading online service for sharing, printing and storing photos dedicated to providing innovative ways to expand how people use their traditional and digital images.* With more than 90 million images archived, PhotoWorks.com is the largest
consumer photo site on the Web.*   The Company offers an array of complementary
services and products primarily under the brand names Seattle FilmWorks/(R)/ and PhotoWorks/(R)/. The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim period and year-end results on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Fiscal year 2000 will include 53 weeks and the fourth quarter will include one extra week as compared to fiscal 1999. Operating results for the second quarter ended March 25, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 25, 1999 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F -- EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic and diluted net loss per share and per common share is based on the weighted average number of common shares outstanding. Pro forma basic and diluted net loss per share is computed using the weighted-average number of shares used for basic and diluted per share amounts and the weighted-average convertible preferred stock outstanding as if these shares were converted to common stock at the time of issuance.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              Second Quarter Ended                Six Months Ended
                                                        --------------------------------  -------------------------------
                                                        March 25, 2000   March 27, 1999   March 25, 2000   March 27, 1999
=========================================================================================================================
Numerator for basic and diluted earnings per share:
 Net loss                                                  $(4,791,000)     $(2,533,000)     $(5,263,000)     $(3,585,000)
 Preferred stock accretion                                  (1,035,000)               -       (1,035,000)               -
                                                                            -----------                       -----------
 Loss attributable to common shareholders                   (5,826,000)      (2,533,000)      (6,298,000)      (3,585,000)
                                                           ===========      ===========      ===========      ===========

Denominator:
 Weighted-average number of common shares                   16,368,000       16,257,000       16,347,000       16,297,000
                                                           ===========      ===========      ===========      ===========

 Pro forma adjustment of convertible preferred stock         1,422,800                -          711,400                -
                                                           -----------      -----------      -----------      -----------
 Pro forma weighted-average number of shares                17,790,800       16,257,000       17,058,400       16,297,000
                                                           ===========      ===========      ===========      ===========

Net loss per share:
 Basic and diluted                                         $      (.29)     $      (.16)     $      (.32)     $      (.22)
                                                           ===========      ===========      ===========      ===========
 Pro forma basic and diluted                               $      (.27)     $      (.16)     $      (.31)     $      (.22)
                                                           ===========      ===========      ===========      ===========

Loss per common share:
 Basic and diluted                                         $      (.36)     $      (.16)     $      (.39)     $      (.22)
                                                           ===========      ===========      ===========      ===========
 Pro forma basic and diluted                               $      (.33)     $      (.16)     $      (.37)     $      (.22)
                                                           ===========      ===========      ===========      ===========


     Outstanding warrants and stock options to purchase shares of common stock were excluded from the computation of diluted earnings per share because their effect was antidilutive.

NOTE G -- CONTINGENCIES

     The Company was a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single-use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. Sales of recycled cameras accounted for 4.1% of the Company's net revenues during fiscal 1999 and 3.8% for fiscal 1998. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single-use cameras. The Company has appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. A decision on the appeal is

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE G -- CONTINGENCIES (Continued)

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

     A complaint was filed against the Company on March 29, 2000, and amended April 24, 2000, by five individual plaintiffs who are suing on their own behalf and purportedly on behalf of a class of all private citizens and non-governmental entities who have received from the Company, and had the Company process, "C-41" 35 mm color film from the Company or who have received replacement rolls of film from the Company after film processing. This complaint alleges that the Company has engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company must be processed only by the Company and that replacement film is "free." This complaint requests injunctive and declaratory relief and restitution and damages in unspecified amounts, and also requests trebling of damages and recovery of litigation expenses pursuant to the Washington Consumer Protection Act.

     The suit is in its beginning stage, and the court has not yet determined whether the individual plaintiffs will be permitted to prosecute the suit as a class action. Management of the Company intends to contest the suit vigorously, both as to the complaint's substantive allegations and as to whether the suit may properly be prosecuted as a class action.

     The Company is also involved in various routine legal proceedings in the ordinary course of its business.

NOTE H -- CONVERTIBLE PREFERRED STOCK

     In February 2000, PhotoWorks completed a private offering of 15,000 shares of Series A convertible preferred stock for $14,974,000, net of offering costs
of $27,000.   The shares of Series A Preferred Stock have a conversion price of
$4.75 and include warrants to purchase common stock at an exercise price of $6.00 per share. The shares of Series A preferred stock are convertible into a total of 3,157,895 shares of common stock and the warrants are exercisable to purchase a total of 789,474 shares of common stock. The shares are convertible at the holder's option at any time after August 1, 2000 and may be redeemed by the Company anytime after February 14, 2003. The holders of Series A preferred stock have preferential rights to receive dividends at the rate of 6% (which may increase to 10% in certain instances) but only when and if declared by the Company's Board of Directors. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. The difference between the conversion price of $4.75 and market value on the date of closing and the fair value of the warrants has been recorded as a discount to paid in capital. The discount of $3,023,000 will be accreted over the six-month holding period prior to eligible conversion of the Series A. As of March 25, 2000 $1,035,000 was recorded as preferred stock accretion. The preferred stock accretion is a deduction of amounts available to common shareholders in earnings per share calculations.

NOTE I -- ADOPTION OF ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development state to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company adopted SOP 98-1 in the first quarter of fiscal 2000 and does

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE I -- ADOPTION OF ACCOUNTING STANDARDS (Continued)

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

NOTE J -- INCOME TAXES

     In the second quarter of fiscal 2000, it was determined that due to the Company's continued focus on promotional activities related to its digital imaging and online services, and the effects of such costs on its ongoing profitability, it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. Utilization of the remaining deferred tax assets of $2,031,000 is dependent on future profits that are not assured. As a result quarterly income tax expense was $496,000 or 11.5% of pre-tax operating loss, as opposed to a benefit of $1,535,000 or 35.7%. For the six months ended March 25, 2000 income tax expense was $246,000 or 4.9% of pre-tax operating loss, as opposed to a benefit of $1,785,000 or 35.6%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
---------------------------------------------------------------------------
1995:
-----

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

General
-------

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading online service for sharing, printing and storing photos dedicated to providing innovative ways to expand how people use their traditional and digital images.* With more than 90 million images archived, PhotoWorks.com is the largest
consumer photo site on the Web.*   The Company offers an array of complementary
services and products primarily under the brand names Seattle FilmWorks/(R)/ and PhotoWorks/(R)/. The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000.

     Since 1978, the Company has been an industry leader in the introduction of value-added photo-related services and products and has continued this tradition by launching its online image management service, PhotoWorks/(R)/ in April 1999.* The Company offers prints, slides, digital images and online archiving, all from the same roll of 35mm film. PhotoWorks can process any brand of 35mm film, Advanced Photo Systems (24mm) film or 35mm single-use camera. PhotoWorks was among the first to provide express-mail delivery, cross-referenced data on prints and negatives, a composite photo index and a convenient reorder system. To a lesser extent, the Company provides photofinishing services, products and supplies on a wholesale basis, which the Company is planning to phase out over fiscal year 2000. Net revenues attributable to wholesale products and services in fiscal 1999 were approximately 9.1% of the Company's total net revenues.

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to share personal photographs with friends, family and business associates. Products incorporating these technologies include (i) Pictures On Disk/TM/ a floppy disk containing digital images from a roll of film; (ii) PhotoWorks/(R)/ software, which can be used to create digital photograph albums and screen savers; (iii) Pictures On Disk/TM/ on CD, a CD containing digital images from a roll of film; and (iv) PhotoWorks/(R)/, an online image management system which enables customers to view, share, order reprints and organize their photos online. Recently, the Company introduced PhotoWorks/(R)/ Cards, an online service which allows customers to create personalized greeting cards using their favorite photos. In February 2000, the Company also announced the initial launch of its PhotoWorks/(R)/ UpLoader service for digital cameras, signifying its commitment to the online business model.* PhotoWorks/(R)/ UpLoader provides free downloadable software that customers can use to extract images from their cameras and upload them to their password-protected PhotoWorks/(R)/ online archive. Customers may upload as many images as they wish and archive them at the PhotoWorks/(R)/ site for free as long as they remain an active customer of PhotoWorks. PhotoWorks provides Internet image storage and management services for all photographers regardless of what type of camera they use to take their photos. In addition, PhotoWorks has targeted for development additional products and services to enable customers to view and share their photos over the Internet.*

     The Company has recently partnered with other Internet-related companies to broaden the marketing of its PhotoWorks services and provide customers with new and interesting ways to share their photos. The Company has entered into agreements with Amazon.com Auctions, RealNetworks, VStream, and most recently, AT&T WorldNet/(R)/ Services. These partnering alliances enable customers to integrate their digital images into the partnering companies' services and products.*

     The Company primarily uses direct-marketing techniques to target selected consumers, measure customer response and obtain direct customer feedback to changes in marketing strategies. The Company has developed comprehensive statistical models for the design and analysis of its direct-response marketing programs using proprietary customer data compiled over 18 years. The Company also uses other traditional advertising such as radio, television and print advertising, to promote its new PhotoWorks services and products. Over the past several years, the Company has targeted the growing population of personal computer users in connection with the introduction of digital-imaging services and products. The Company plans to launch a major advertising campaign in May 2000 to promote its online services and products.* The marketing campaign will significantly increase marketing expenses for the third and fourth quarter of fiscal 2000 as compared to the prior year third and fourth quarter.*

     Net loss for the first six months of fiscal 2000 was $5,263,000 compared to net loss of $3,585,000 for the first six months of fiscal 1999. Net loss for the first six months of fiscal 1999 included charges of $8,400,000 related to accelerated amortization of previously deferred customer acquisition costs and therefore, is not directly comparable to net loss for the first six months of fiscal 2000. Operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the digital imaging and photofinishing industries in general, fluctuation in Internet use, national and global economic conditions and other factors.*

     Demand for the Company's photo-related services and products is seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level of effectiveness of customer acquisition programs, activities by competitors, production difficulties and other factors.* This seasonality has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix, and the Company's practice of incurring relatively higher marketing program expenditures prior to the summer months.

Results of Operations
---------------------

     The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                          Second Quarter Ended      Six Months Ended
                                         ----------------------  ----------------------
                                         March 25,   March 27,   March 25,   March 27,
                                           2000        1999        2000        1999
======================================================================================
Net revenues                                 100.0%      100.0%      100.0%      100.0%
Cost of goods and services                    72.5        65.3        68.6        64.3
                                            ------      ------      ------       -----

Gross profit                                  27.5        34.7        31.4        35.7

Operating expenses:
 Amortized customer acquisition costs            -        21.7           -        20.6
 Marketing expenses                           40.2        27.0        35.3        23.0
 Research and development                      3.3         1.5         2.8         1.1
 General and administrative                    8.7         7.1         7.6         6.6
                                            ------      ------      ------       -----
  Total operating expenses                    52.2        57.3        45.7        51.3
                                            ------      ------      ------       -----

Loss from Operations                         (24.7)      (22.6)      (14.3)      (15.6)

Total other income                             1.8         0.7         1.5         0.9
                                            ------      ------      ------       -----

Loss before income taxes                     (22.9)      (21.9)      (12.8)      (14.7)
Benefit (provision) for income taxes          (2.6)        8.8         (.6)        5.9
                                            ------      ------      ------       -----

Net loss                                     (25.5)%     (13.1)%     (13.4)%      (8.8)%
                                            ======      ======      ======       =====

     Net revenues for the second quarter of fiscal 2000 were $18,796,000 compared to net revenues of $19,302,000 in the second quarter of fiscal 1999. For the six months ended March 25, 2000, net revenues were $39,287,000 compared to $40,814,00 for the same period of fiscal 1999. The decreases in net revenues were primarily due to a reduction in sales of the Company's wholesale film primarily attributable to lower retail pricing of major competing film brands and the Company's curtailment of recycled single-use camera sales following the June 1999 ruling by the International Trade Commission prohibiting the importation and sales of recycled single-use cameras. The Company plans to phase out wholesale film sales and other wholesale activities over fiscal year 2000. Net revenues in the Company's core branded business were flat for the second quarter of fiscal 2000 compared to the same period of the prior year although processing volumes showed a slight increase. During the second quarter, photofinishing orders increased from those customers who also received digital services with their orders, offsetting both a decrease in orders from customers who order traditional services and a marketing promotion of free processing to first time customers. Management believes this indicates a transition in customer preference for digital services.*

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the second quarter of fiscal 2000 decreased to 27.5% of net revenues compared to 34.7% in the second quarter of fiscal 1999. For the first six months of fiscal 2000, gross profit decreased to 31.4% compared to 35.7% for the same period of fiscal 1999. The decreases in gross profit were primarily due to higher production labor, equipment and material costs relating to enhancements in digital services and products. In addition, during the second quarter of fiscal 2000 the Company began setting new service standards including increased use of priority mail to better serve customers. The expanded priority mail program initiated in the second quarter of fiscal 2000 accounts for approximately 2% of the decrease in gross margin for the quarter. Marketing promotions offering free processing to first time customers decreased net revenues from these customers and gross profit associated with these sales. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, free promotion offers, level and nature of marketing activities and other factors.*

     Total operating expenses in the second quarter of fiscal 2000 decreased to 52.2% of net revenues compared to 57.3% in the second quarter of fiscal 1999. For the first six months of fiscal 2000 total operating expenses decreased to 45.7% of net revenues compared to 51.3% for the same period of fiscal 1999. Operating expense for the first and second quarters of fiscal 1999 each included $4,200,000 amortization of previously deferred capitalized customer acquisition costs which were fully amortized during fiscal 1999. Excluding these accelerated amortization costs, total operating expenses would have been 35.6% of net revenues in the second quarter of fiscal 1999 and 30.7% of net revenues for the first six months of fiscal 1999. Comparable fiscal 2000 operating expenses increased over the second quarter and first six months of the previous fiscal year due to increased marketing expenses, research and development costs related to the Company's online services and products and general and administrative costs. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition and other marketing expenses. The Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing , research and development and general and administrative activities.*

     Marketing expenses include current period expenses associated with customer acquisition, building brand awareness, testing of new marketing strategies and marketing to existing customers. Marketing expenses in the second quarter of fiscal 2000 increased to 40.2% of net revenues compared to 27.0% of net revenues for the second quarter of fiscal 1999. For the first six months of fiscal 2000, marketing expenses were 35.3% of net revenues compared to 23.0% of net revenues for the first six months of fiscal 1999. These increases were primarily due to additional expenditures to promote the Company's online services and products. The Company will continue to expand significantly efforts to maintain market position and further increase awareness of its digital and online services and products.* Accordingly, it is anticipated that marketing expenses in the third and fourth quarters of fiscal 2000 will increase as compared to the prior year periods.*

     Research and development expenses consist primarily of costs incurred in developing digital services and developing computer software products and equipment necessary to provide customers with new computer-related photographic services and products. Research and development expenses increased to $618,000 for the second quarter of fiscal 2000 compared to $287,000 in the second quarter of fiscal 1999. Research and development expenses for the first six months of fiscal 2000 increased to $1,083,000 as compared to $455,000 for the first six months of fiscal 1999. These increases were due primarily to additional personnel hired to support research and development for PhotoWorks(R) online archiving and photo sharing services, enhancements to existing services and products and increased compensation levels for research and development personnel.

     General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities. General and administrative expenses increased to $1,633,000 for the second quarter of fiscal 2000 compared to $1,369,000 for the second quarter of fiscal 1999. General and administrative costs increased to $2,985,000 for the first six months of fiscal 2000 as compared to $2,654,000 for the first six months of fiscal 1999. These increase were primarily a result of increased expenditures related to information systems to support the Company's expanding computer-based and Internet-related operations combined with increases in recruiting, investor relations, legal and professional fees, and wages and benefits. General and administrative expenses may continue to increase as a result of expansions in information systems and administrative staff and expenses related to recruiting, investor relations and increased legal fees to defend the recently filed litigation (see legal proceedings in Item 1 of Part II below).*

     Total other income for the second quarter of fiscal 2000 increased to $345,000 as compared to $134,000 for the second quarter of fiscal 1999. For the first six months of fiscal 2000, total other income was $591,000 as compared to $366,000 for the first six months of fiscal 1999. These increases were primarily due to higher interest income primarily due to the Company's higher cash balances. The increase in cash is attributed primarily to the sale of Series A preferred stock in the second quarter of fiscal 2000.

     In the second quarter of fiscal 2000, it was determined that due to the Company's continued focus on promotional activities related to its digital imaging and online services, and the effects of such costs on its ongoing profitability, it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. Utilization of the remaining deferred tax assets of $2,031,000 is dependent on future profits that are not assured. As a result quarterly income tax expense was $496,000 or 11.5% of pre-tax operating loss, as opposed to a benefit of $1,535,000 or 35.7%. For the six months ended March 25, 2000 income tax expense was $246,000 or 4.9% of pre-tax operating loss, as opposed to a benefit of $1,785,000 or 35.6%.

     Net loss increased to $4,791,000, or 25.5% of net revenues in the second quarter of fiscal 2000 as compared to a net loss of $2,533,000 or 13.1% of net
revenues in the second quarter of fiscal 1999.   For the first six months of
fiscal 2000 net loss increased to $5,263,000 or 13.4% as a percentage of net revenues compared to a loss of $3,585,000 or 8.8% of net revenues for the same period of fiscal 1999. The fiscal 2000 period increases in net loss were primarily due to increased operating expenses combined with decreases in net revenues and gross profit. The net loss for fiscal 1999 periods included previously deferred customer acquisition costs as discussed in operating expenses above.

Liquidity and Capital Resources

     As of April 28, 2000, the Company's principal sources of liquidity included cash and short-term investments of $22,000,000 and an unused revolving line of credit of $6,000,000. The ratio of current assets to current liabilities for the Company was 3.6 to 1 at the end of the second quarter of fiscal 2000, which was consistent with the current ratio of 3.6 to 1 at September 25, 1999.
During the first six months of fiscal 2000, inventory increased by $1,697,000 due primarily to film and material purchases, while prepaid promotion expenses for spring marketing programs increased by $1,988,000. In the same period, accounts payable increased by $3,713,000 primarily due to increased inventory purchases.

     Although the Company does not currently have any fixed material commitments with regard to capital expenditures, it currently expects to spend approximately $4,000,000 during the remainder of fiscal 2000, principally for data storage,
computer network equipment, and photofinishing equipment.   In addition, the
Company is committed to approximately $8,000,000 of television and print advertising to promote its online services for sharing, printing and storing photos.

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


                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 1 - LEGAL PROCEEDINGS

     For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd. on February 13, 1998, and the class action filed on March 29, 2000, see Note D of Notes to Consolidated Financial Statements in Part I above.

     A complaint was filed against the Company on March 29, 2000, and amended April 24, 2000, by five individual plaintiffs who are suing on their own behalf and purportedly on behalf of a class of all private citizens and non-governmental entities who have received from the Company, and had the Company process, "C-41" 35 mm color film from the Company or who have received replacement rolls of film from the Company after film processing. This complaint alleges that the Company has engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company must be processed only by the Company and that replacement film is "free." This complaint requests injunctive and declaratory relief and restitution and damages in unspecified amounts, and also requests trebling of damages and recovery of litigation expenses pursuant to the Washington Consumer Protection Act.

     The suit is in its beginning stage, and the court has not yet determined whether the individual plaintiffs will be permitted to prosecute the suit as a class action. Management of the Company intends to contest the suit vigorously, both as to the complaint's substantive allegations and as to whether the suit may properly be prosecuted as a class action.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On February 15, 2000, the Company held its annual meeting of shareholders. The shareholders acted on the following matters at the annual meeting.

     The following individuals were elected to the Company's Board of Directors, to hold office for a three-year term and until his respective successor is duly elected and qualified. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.

                                 For      Withheld  Non-votes
                              ----------  --------  ---------
     Gary R. Christophersen   15,379,851   198,999  N/A
     Sam Rubinstein           15,368,980   209,870  N/A

     The PhotoWorks 1999 Stock Incentive Compensation Plan and reserve for 800,000 shares of the Company's Common Stock for issuance under the plan was adopted. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.

                     For        Withheld     Non-votes     Other Unvoted
                 ----------    ---------     ---------     -------------
                 12,689,814    2,570,318      318,718         748,790



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
          ---------

             10.1 Supplemental lease agreement No. 6 and 7 with General Services Administration effective February 1, 2000

             10.2 Lease Agreement dated February 3, 2000 between Interbay One, L.L.C. and the Company

             27.1   Financial Data Schedule - 2000

             27.2   Financial Data Schedule - 1999


     (b)  Reports on Form 8-K.
          --------------------

          Form 8-K dated February 14, 2000. Item 5 - Other events related to the Company's closing of a $15,000,000 Series A preferred stock financing.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHOTOWORKS,  INC.


DATED:  May 8, 2000                    /s/ Gary R. Christophersen
                                       ------------------------------------
                                              Gary R. Christophersen
                                         President/Chief Executive Officer
                                           (Principal Executive Officer)


                                       /s/ Loran Cashmore Bond
                                       ------------------------------------
                                               Loran Cashmore Bond
                                        Treasurer/Chief Accounting Officer

                               INDEX TO EXHIBITS

                               PHOTOWORKS,  INC.

                         Quarterly Report on Form 10-Q
                      For The Quarter Ended March 25, 2000

Exhibit   Description                                                 Page No.
-------   -----------                                                 --------
 10.1     Supplemental lease agreement No. 6 and 7 with General
          Service Administration effective February 1, 2000              18

 10.2     Lease Agreement dated February 3, 2000 between Interbay
          One, L.L.C and the Company                                     19

 27.1     Financial Data Schedule - 1999                            Edgar filing

 27.2     Financial Data Schedule - 2000                            Edgar filing
