Form 10-Q
period 2000-06-24
PHOTOWORKS INC /WA
filed 2000-08-08
CIK 791050

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 24, 2000       Commission file No.  0-15338
                                -------------                            -------


                                PHOTOWORKS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter.)



                   Washington                                    91-0964899
            ----------------------------                     ------------------
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)

         1260 16th Avenue West, Seattle,  WA                       98119
         -----------------------------------                    ----------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:           (206) 281-1390
                                                              --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [_]

     As of July 28, 2000, there were issued and outstanding 16,416,753 shares of common stock, par value $.01 per share.


                          Index to Exhibits at Page 18

                                PHOTOWORKS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

         Item 1 - Financial Statements ..................................   3-10

              Consolidated Balance Sheets as of June 24, 2000
                and September 25, 1999 ..................................    3-4

              Consolidated Statements of Operations for the third quarter
                and nine months ended June 24, 2000 and June 26, 1999 ...      5

              Consolidated Statements of Cash Flows for the nine months
                ended June 24, 2000 and June 26, 1999 ...................      6

              Notes to Consolidated Financial Statements ................   7-10

         Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations ...........  11-15


PART II -- OTHER INFORMATION

         Item 1 - Legal Proceedings .....................................     16

         Item 6 - Exhibits and Reports on Form 8-K ......................     16


SIGNATURES ..............................................................     17


INDEX TO EXHIBITS .......................................................     18


EXHIBITS .......................................................... Edgar filing

                         PART I -- FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       (UNAUDITED)   (AUDITED)
                                                        June 24,   September 25,
ASSETS                                                    2000         1999
================================================================================

CURRENT ASSETS
     Cash and cash equivalents ........................  $ 2,867      $15,001
     Securities available-for-sale ....................    8,036        4,513
     Accounts receivable, net of allowance for
     doubtful accounts ................................    1,393        1,460
     Inventories ......................................    6,799        6,475
     Prepaid income taxes .............................      995        1,439
     Prepaid promotional expenditures .................    2,777         --
     Prepaid expenses and other .......................      253          431
     Deferred income taxes ............................     --            645
                                                         -------      -------
TOTAL CURRENT ASSETS ..................................   23,120       29,964
FURNITURE, FIXTURES, AND EQUIPMENT,
     at cost, less accumulated depreciation ...........   12,898       10,424
DEFERRED INCOME TAXES .................................     --            689
DEPOSITS AND OTHER ASSETS .............................      370           23
                                                         -------      -------
TOTAL ASSETS ..........................................  $36,388      $41,100
                                                         =======      =======



                See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                 (in thousands, except per share and share data)

                                                        (UNAUDITED)  (AUDITED)
                                                         June 24,  September 25,
LIABILITIES AND SHAREHOLDERS' EQUITY                       2000        1999
================================================================================

CURRENT LIABILITIES
    Accounts payable .................................... $11,446    $ 4,599
    Accrued compensation ................................   2,298      1,928
    Accrued expenses ....................................   1,569      1,538
    Current portion of capital lease obligations ........     247        186
    Income taxes payable ................................       7          7
                                                          -------    -------
TOTAL CURRENT LIABILITIES ...............................  15,567      8,258
LONG-TERM CAPITAL LEASE OBLIGATIONS, net of
    current portion .....................................     356        521
                                                          -------    -------
TOTAL LIABILITIES .......................................  15,923      8,779

SHAREHOLDERS' EQUITY
    Preferred Stock, $.01 par value,
      authorized 2,000,000 shares, issued and outstanding
      15,000 Shares of Series A convertible preferred ...    --         --
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,416,753 .........     164        163
    Additional paid-in capital ..........................  15,462        154
    Retained earnings ...................................   4,839     32,004
                                                          -------    -------
TOTAL SHAREHOLDERS' EQUITY ..............................  20,465     32,321
                                                          -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............. $36,388    $41,100
                                                          =======    =======


                See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                                Third Quarter Ended              Nine Months Ended
                                              -----------------------         ----------------------
                                              June 24,       June 26,         June 24,      June 26,
                                                2000           1999             2000          1999
====================================================================================================
Net revenues ...........................   $    19,862    $    22,801    $     59,149    $    63,615
Cost of goods and services .............        15,261         14,818          42,219         41,082
                                           -----------    -----------    ------------    -----------
Gross Profit ...........................         4,601          7,983          16,930         22,533

Operating expenses:
   Amortized customer acquisition costs           --            4,200            --           12,600
   Marketing expenses ..................        24,221          8,621          38,089         18,007
   Research and development ............           532            506           1,616            961
   General and administrative ..........         1,890          1,252           4,875          3,905
                                           -----------    -----------    ------------    -----------
      Total operating expenses .........        26,643         14,579          44,580         35,473
                                           -----------    -----------    ------------    -----------
Loss from Operations ...................       (22,042)        (6,596)        (27,650)       (12,940)

Other income (expense):
   Interest income .....................           317            183             952            603
   Non-operating income (expense), net .             6            (58)            (39)          (112)
                                           -----------    -----------    ------------    -----------
      Total other income ...............           323            125             913            491
                                           -----------    -----------    ------------    -----------
Loss before income taxes ...............       (21,719)        (6,471)        (26,737)       (12,449)
Benefit (Provision) for income taxes ...          (183)         2,337            (428)         4,730
                                           -----------    -----------    ------------    -----------
Net Loss ...............................       (21,902)        (4,134)        (27,165)        (7,719)
Preferred stock accretion ..............        (1,511)          --            (2,546)          --
                                           -----------    -----------    ------------    -----------
Loss attributable to common shareholders   $   (23,413)   $    (4,134)   $    (29,711)   $    (7,719)
                                           ===========    ===========    ============    ===========

Net Loss per Share .....................   $     (1.33)   $      (.25)   $      (1.66)   $      (.47)
                                           ===========    ===========    ============    ===========
Net loss per Common Share ..............   $     (1.43)   $      (.25)   $      (1.81)   $      (.47)
                                           ===========    ===========    ============    ===========
Weighted Average Shares Outstanding ....    16,415,000     16,300,000      16,370,000     16,298,000
                                           ===========    ===========    ============    ===========


                See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                --------------------
                                                                 June 24,   June 26,
                                                                   2000       1999
====================================================================================
OPERATING ACTIVITIES:
   Net loss .................................................   $(27,165)   $(7,719)
   Charges to income not affecting cash:
    Depreciation and amortization ...........................      3,675      3,452
    Amortization of capitalized customer
      acquisition expenditures ..............................       --       12,600
    Deferred income taxes ...................................      1,334     (4,423)
   Net change in receivables, inventories, payables and other      7,613     (1,009)
   Capitalized promotional expenditures, net ................     (2,777)       106
                                                                --------    -------
NET CASH FROM (USED IN) OPERATING ACTIVITIES ................    (17,320)     3,007

INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment ...........     (6,496)    (4,106)
   Purchases of securities available-for-sale ...............    (13,740)    (2,699)
   Sales of securities available-for-sale ...................     10,217      2,367
                                                                --------    -------
NET CASH USED IN INVESTING ACTIVITIES .......................    (10,019)    (4,438)

FINANCING ACTIVITIES:
   Proceeds from issuance of Preferred Stock ................     14,936       --
   Payment on purchase of Common Stock ......................       --       (1,493)
   Proceeds from issuance of Common Stock ...................        373        199
   Payment on capital lease obligation ......................       (104)      (129)
                                                                --------    -------
NET CASH FROM (USED IN) FINANCING ACTIVITIES ................     15,205     (1,423)
                                                                --------    -------
DECREASE IN CASH AND CASH EQUIVALENTS .......................    (12,134)    (2,854)
Cash and cash equivalents at beginning of period ............     15,001     11,780
                                                                --------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $  2,867    $ 8,926
                                                                ========    =======


                See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A -- BASIS OF PRESENTATION

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading Internet photo services company, dedicated to providing its customers with innovative ways to enjoy and use their photos. The PhotoWorks service provides both traditional and digital camera users with the easiest way to store and organize photos online, share them with friends and family and order reprints, photo albums and photo related products. The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim period and year-end results on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Fiscal year 2000 reporting will include 53 weeks with the fourth quarter including one extra week as compared to fiscal 1999. Due to the seasonality of the Company's business and other factors, operating results for the third quarter ended June 24, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 25, 1999 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE F -- INCOME TAXES

     In the second quarter of fiscal 2000, it was determined that due to the Company's continued focus on promotional activities related to its digital imaging and online services and the effects of such costs on its ongoing profitability, it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. During the third quarter of fiscal 2000, the Company finalized and filed its tax return for fiscal 1999. The amount of operating loss carrybacks estimated during the second quarter was updated to reflect book to return differences primarily related to alternative minimum tax calculations. As a result, quarterly income tax expense for the third quarter of fiscal 2000 was $183,000 or .8% of pre-tax operating loss, as opposed to a benefit of approximately $7,400,000 (assuming a normal statutory rate of 34%). For the nine months ended June 24, 2000, income tax expense was $428,000 or 1.6% of pre-tax operating loss, as opposed to a benefit of approximately $9,100,000 (assuming a normal statutory rate of 34%). Utilization of the remaining deferred tax assets of approximately $10,040,000 is dependent on future profits that are not assured.

NOTE G -- EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per share and per common share is based on the weighted average number of common shares outstanding. Convertible preferred shares, outstanding warrants and stock options to purchase shares of common stock were excluded from the computation of earnings per share because their effect was antidilutive. See Note I for discussion of Convertible Preferred Stock and Warrants.

     The following table sets forth the computation of loss per share:

                                                Third Quarter Ended              Nine Months Ended
                                           -----------------------------    ----------------------------
                                           June 24, 2000   June 26, 1999    June 24, 2000  June 26, 1999
=========================================================================================================
Numerator for loss per share:
Net loss ...............................    $(21,902,000)   $ (4,134,000)    $(27,165,000)   $(7,719,000)
  Preferred stock accretion ............      (1,511,000)           --         (2,546,000)          --
                                            ------------    ------------     ------------    -----------
Loss attributable to common shareholders    $(23,413,000)   $ (4,134,000)    $(29,711,000)   $(7,719,000)
                                            ============    ============     ============    ===========


Denominator:
Weighted-average number of common shares      16,415,000      16,300,000       16,370,000     16,298,000
                                            ============    ============     ============    ===========

Net loss per share .....................    $      (1.33)   $       (.25)    $      (1.66)   $      (.47)
                                            ============    ============     ============    ===========
Net loss per common share ..............    $      (1.43)   $       (.25)    $      (1.81)   $      (.47)
                                            ============    ============     ============    ===========

NOTE H -- CONTINGENCIES

     The Company is a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single-use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. Sales of recycled cameras accounted for 4.1% of the Company's net revenues during fiscal 1999 and 3.8% for fiscal 1998. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single-use cameras. The Company has appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. A decision on the appeal has not yet issued but is expected to occur sometime in the latter half of 2000. There is a risk that Fuji might bring a civil action against OptiColor

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE H -- CONTINGENCIES (continued)

and the Company for damages caused by the sales of cameras which have been found in the ITC proceeding to infringe Fuji patents. In 1999, Fuji brought civil action's for patent infringement against three other companies and has stated in a press release that it is reviewing its options with respect to other companies involved in the sale of products that infringe its patents. If such an action were brought against the Company, the ITC decision would not be binding in the civil proceeding and would not prevent OptiColor and the Company from raising and litigating all available defenses, but may be persuasive against the Company. At this time, the likelihood that such an action would be brought, and, if brought, its ultimate outcome and impact on the Company, are not determinable. The Company does not expect the litigation to have a significant impact on its financial condition, results of operations or liquidity.

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

NOTE I -- CONVERTIBLE PREFERRED STOCK

     In February 2000, PhotoWorks completed a private offering of 15,000 shares of Series A convertible preferred stock for $14,936,000, net of offering costs of $65,000. The shares of Series A Preferred Stock have a conversion price of $4.75 and include warrants to purchase common stock at an exercise price of $6.00 per share. The shares of Series A preferred stock are convertible into a total of 3,157,895 shares of common stock and the warrants are exercisable to purchase a total of 789,474 shares of common stock. The shares are convertible at the holder's option at any time after August 1, 2000 and may be redeemed by the Company anytime after February 14, 2003. The holders of Series A preferred stock have preferential rights to receive dividends at the rate of 6% (which may increase to 10% if the Company has not hired a Chief Operating Officer acceptable to the holders of Series A preferred stock by August 15, 2000) but only when and if declared by the Company's Board of Directors. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. The difference between the conversion price of $4.75 and market value on the date of closing and the fair value of the warrants has been recorded as a discount to paid in capital. The discount of $3,023,000 is being accreted over the six-month holding period prior to eligible conversion of the Series A. Through June 24, 2000 $2,546,000 has been recorded as preferred stock accretion. The preferred stock accretion is a deduction of amounts available to common shareholders in earnings per share calculations.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE J -- ADOPTION OF ACCOUNTING STANDARDS

     In March 2000, the Financial Accounting Standards Boards ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The interpretation provides guidance regarding the application of APB Opinion No. 25 for certain issues related to stock compensation. The interpretation is effective July 1, 2000. As of July 1, 2000, the Company had a total of 48,750 stock options subject to variable accounting, which will be measured quarterly against the July 3, 2000 stock price of $3.06. The difference between the July 3, 2000 price of $3.06 and the fair market value at each reporting period will be recognized as compensation expense.

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14 "Accounting for Certain Sales Incentives." The consensus addressed the recognition, measurement and income statement classification for sales incentives such as discounts and coupons offered by a vendor to customers for use in a single exchange transaction. The implementation date of this consensus is the fourth quarter of a registrants fiscal year beginning after December 15, 1999. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the classification provisions of this Issue. If the Company had implemented this consensus during the quarter ended June 24, 2000, approximately $280,000 would have been reclassified from marketing expenses to cost of goods sold for the three and nine months ended June 24, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement under the Private Securities Litigation Reform Act of
---------------------------------------------------------------------------
1995:
-----

     This report contains forward-looking statements including, without limitation, statements identified by an asterisk (*). These statements relate to future events, product or service offerings or the future financial performance of the Company or its industry. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the possibility of delays in the expansion of image storage capacity due to delays in deliveries from suppliers or technical problems; system performance problems due to technical difficulties, system malfunctions, Internet interruptions or other factors; pricing and other activities by competitors; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General
-------

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is the leading Internet photo services company, dedicated to providing its customers with innovative ways to enjoy and use their photos.* With more than 125 million images archived, PhotoWorks.com (www.photoworks.com) is the largest consumer photo site on the Web.* The PhotoWorks service provides both traditional and digital camera users with the easiest way to store and organize photos online, share them with friends and family and order reprints, photo albums and other photo related products.* The Company draws upon a unique dual heritage as a top-rated photofinisher with over twenty years of experience along with a tradition of innovation and leadership in digital and online photo services. The Company was the first to offer free scanning, online archiving and e-mail sharing services to both traditional and digital camera users, and hosts the largest consumer online photo archive in the world, currently with over 125 million images. The Company offers services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000.

     Since 1978, the Company has been an industry leader in the introduction of value-added photo-related services and products and has continued this tradition by launching its online photo sharing service, PhotoWorks(R) in April 1999. The Company offers prints, slides, digital images and online archiving, all from the same roll of 35mm film. PhotoWorks can process any brand of 35mm film, Advanced Photo Systems (24mm) film or 35mm single-use camera. PhotoWorks was among the first to provide express-mail delivery, cross-referenced data on prints and negatives, a composite photo index and a convenient reorder system. To a lesser extent, the Company provides photofinishing services, products and supplies on a wholesale basis. The Company anticipates phasing out a portion of its wholesale business during fiscal year 2000. Net revenues attributable to wholesale products and services in fiscal 1999 were approximately 9.1% of the Company's total net revenues.

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to share personal photographs with friends, family and business associates. Products incorporating these technologies include (i) Pictures On Disk(TM), a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film; and (iv) PhotoWorks(R), an online service that provides both traditional and digital camera users with the easiest way to store and organize photos online, share them with friends and family, and order reprints, photo albums and other photo related products.* In February 2000, the Company announced the initial launch of its PhotoWorks(R) UpLoader service for digital cameras, signifying its commitment to the online business model.* PhotoWorks(R) UpLoader provides free downloadable software that customers can use to extract images from their cameras and upload them to their password-protected PhotoWorks(R) online archive. Customers may upload as many images as they wish and archive them at the PhotoWorks(R) site free as long as they remain an active customer of PhotoWorks. PhotoWorks provides online services for all photographers regardless of what type of camera they use to take their photos. Recently, the Company introduced PhotoWorks(R) Albums, an online service which allows customers to organize their archived images into personal albums. In addition, the Company introduced a new scanning service to allow customers to send in any photo for scanning into their personal archive. PhotoWorks anticipates development of additional products and services to enable customers to view and share their photos over the Internet.*

     The Company has recently partnered with other Internet-related companies to broaden the marketing of its PhotoWorks(R) services, and provide customers with new and interesting ways to share their photos. The Company has entered into agreements with AT&T WorldNet(R) Services, Amazon.com Auctions, RealNetworks, and Evoke, and most recently announced an agreement with Visioneer, the inventor of OneTouch(TM) scanning technology. PhotoWorks and Visioneer plan to work together to enable customers to easily scan digital images with a touch of a button directly into the PhotoWorks' online consumer photo archive.* Other recent partnering agreements with CelebrateExpress.com, and Family Beat.com and a variety of other alliances enable customers to integrate their digital images into the partnering companies' services and products.*

     The Company primarily uses direct-marketing techniques to target selected consumers, measure customer response and obtain direct customer feedback to changes in marketing strategies. The Company has developed comprehensive statistical models for the design and analysis of its direct-response marketing programs using proprietary customer data compiled over 18 years. The Company also uses other traditional advertising such as radio, television and print advertising, to promote its new PhotoWorks(R) services and products. Over the past several years, the Company has targeted the growing population of personal computer users in connection with the introduction of digital-imaging services and products. In May 2000, the Company launched a major advertising and branding campaign to promote its online services and products. The marketing campaign significantly increased marketing expenses for the third quarter of fiscal 2000 as compared to the prior year third quarter. The advertising and branding campaign will continue into the fourth quarter of fiscal 2000, although the Company expects its expenditures on the campaign in this quarter to be significantly lower than its third quarter expenditures.*

     Net loss for the first nine months of fiscal 2000 was $27,165,000 compared to net loss of $7,719,000 for the first nine months of fiscal 1999. Net loss for the first nine months of fiscal 1999 included charges of $12,600,000 related to accelerated amortization of previously deferred customer acquisition costs, while fiscal 2000 reflects the increased promotional and marketing expenses of $24,221,000 described above. The Company expects that operating results will fluctuate in the future due to changes in the mix of sales, intensity and effectiveness of promotional activities (and in particular, the Company's marketing campaign launched in May 2000), price increases or decreases by suppliers, the Company's ability to enter into partnering arrangements with other Internet-related companies, introductions of new products, research and development requirements, introduction of new products, pricing, advertising and other activities by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the digital imaging and photofinishing industries in general, fluctuation in Internet use, national and global economic conditions and other factors.*

     Demand for the Company's photo-related services and products is seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level of effectiveness of customer acquisition programs, activities by competitors, production difficulties and other factors.* This seasonality has produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix, and the Company's practice of incurring relatively higher marketing program expenditures prior to the summer months.

Results of Operations
---------------------

     The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                        Third Quarter Ended      Nine Months Ended
                                        -------------------      ------------------
                                         June 24,  June 26,      June 24,  June 26,
                                           2000      1999          2000      1999
===================================================================================
Net revenues ..........................   100.0%    100.0%        100.0%    100.0%
Cost of goods and services ............    76.8      65.0          71.4      64.6
                                         ------     -----         -----     -----

Gross profit ..........................    23.2      35.0          28.6      35.4

Operating expenses:
   Amortized customer acquisition costs    --        18.4          --        19.8
   Marketing expenses .................   121.9      37.8          64.4      28.3
   Research and development ...........     2.7       2.2           2.7       1.5
   General and administrative .........     9.5       5.5           8.2       6.1
                                         ------     -----         -----     -----
     Total operating expenses .........   134.1      63.9          75.3      55.7
                                         ------     -----         -----     -----

Loss from Operations ..................  (110.9)    (28.9)        (46.7)    (20.3)

Total other income ....................     1.6       0.5           1.5       0.8
                                         ------     -----         -----     -----

Loss before income taxes ..............  (109.3)    (28.4)        (45.2)    (19.5)
Benefit (provision) for income taxes ..     (.9)     10.3           (.7)      7.4
                                         ------     -----         -----     -----

Net loss ..............................  (110.2)%   (18.1)%       (45.9)%   (12.1)%
                                         ======     =====         =====     =====

     Net revenues for the third quarter of fiscal 2000 were $19,862,000 compared to net revenues of $22,801,000 for the third quarter of fiscal 1999. For the nine months ended June 24, 2000, net revenues were $59,149,000 compared to $63,615,00 for the same period of fiscal 1999. For the quarter, the decrease in net revenues was primarily due to a decline in net revenues from traditional photofinishing of approximately 45% from the same period of the prior year, which was partially offset by a 20% increase in net revenues from orders including digital services. Management believes the increase in orders including digital services indicates a transition in customer preference for digital services.* Pricing changes for Pictures On Disk(R) and 4 x 6 prints, combined with marketing promotions offering free film processing to first time customers (which typically result in lower net revenues on a per order basis) contributed to an overall decline in net revenues for the quarter and year to date. In addition, net revenues from ancillary businesses decreased $731,000 in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and decreased $2,277,000 for the first nine months of fiscal 2000 as compared to the first nine months of fiscal 1999. The decline in net revenues from ancillary businesses was primarily due to reduced sales of the Company's wholesale film primarily attributable to lower retail pricing of major competing film brands and the Company's curtailment of recycled single-use camera sales following the June 1999 ruling by the International Trade Commission prohibiting the importation and sales of recycled single-use cameras. The Company plans to phase out wholesale film sales and certain other wholesale activities during fiscal year 2000. *

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the third quarter of fiscal 2000 decreased to 23.2% of net revenues compared to 35.0% in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, gross profit decreased to 28.6% compared to 35.4% for the same period of fiscal 1999. The decreases in gross profit were primarily due to increased expenditures for scanning and archiving costs for online services, labor, materials, delivery costs, and overhead costs associated with services and products. Service enhancements such as priority mail upgrades and increases in customer service costs account for approximately 4% of the decrease in gross profit during the third quarter of fiscal 2000. During the second quarter of fiscal 2000, the Company began setting new service standards to better serve its customers. These standards which include priority mail and expanded e-mail communications with customers as to order status and marketing promotions, have significantly increased the number of e-mail inquires which are responded to by customer service representatives. Labor and equipment costs for production areas increased as a percentage of net revenues due primarily to a ramp up in capacity in anticipation of projected volumes increases. This accounted for approximately 3% of the decline in gross profit during the third quarter of fiscal 2000. Depreciation and lease costs for archiving equipment and facilities accounted for approximately 4% of the decline in gross profit during the third quarter of fiscal 2000. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, free promotion offers, level and nature of marketing activities and other factors.*

     Total operating expenses in the third quarter of fiscal 2000 increased to $26,643,000, or 134.1% of net revenues, compared to $14,579,000, or 63.9% of net revenues in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, total operating expenses increased to $44,580,000, or 75.3% of net revenues compared to $35,473,000, or 55.7% of net revenues for the same period of fiscal 1999. Operating expenses for each of the first three quarters in fiscal 1999 included $4,200,000 amortization of previously deferred capitalized customer acquisition costs which were fully amortized during fiscal 1999. Excluding these accelerated amortization costs, total operating expenses would have been $10,379,000, or 45.5% of net revenues in the third quarter of fiscal 1999 and $22,873,000, or 35.9% of net revenues, for the first nine months of fiscal 1999. Comparable fiscal 2000 operating expenses increased over the third quarter and first nine months of the previous fiscal year due to significant increases related to an aggressive branding and marketing campaign which was launched in the third quarter of fiscal 2000. This campaign includes a national branding campaign combined with customer acquisition programs and marketing communications to existing customers. Operating expenses also include increased research and development costs related to the Company's online services and products and general and administrative costs. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing, research and development and general and administrative activities.*

     Marketing expenses include current period expenses associated with customer acquisition, building brand awareness, testing of new marketing strategies and marketing to existing customers. Marketing expenses in the third quarter of fiscal 2000 increased to $24,221,000, or 121.9% of net revenues, compared to $8,621,000, or 37.8% of net revenues, for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, marketing expenses were $38,089,000, or 64.4% of net revenues, compared to $18,007,000, or 28.3% of net revenues, for the first nine months of fiscal 1999. During the third quarter of fiscal 2000, the Company launched an $8 million national brand advertising campaign to promote brand awareness in the online photo services market, approximately 75% of the costs of which were incurred in the third quarter. Other marketing programs during the third quarter targeted existing customers to inform them of the Company's online product offerings and name change. The Company also initiated this quarter, a major direct mail and Internet campaign to acquire new customers interested in its online digital services and products. The Company anticipates additional marketing costs in the fourth quarter of fiscal 2000 to be significantly less than the third quarter, although it has existing commitments for marketing expenditures and expects it will continue to market at levels higher than the prior year fourth quarter.* Accordingly, the Company anticipates that marketing expenses in the fourth quarter of fiscal 2000 will increase as compared to the prior year period. * At this point, it is too early to measure the success of the branding and marketing campaigns.

     Research and development expenses consist primarily of costs incurred in developing digital services and computer software products and equipment necessary to provide customers with new computer-related photographic services and products. Research and development expenses increased to $532,000, or 2.7% of net revenues, for the third quarter of fiscal 2000 compared to $506,000, or 2.2% of net revenues, in the third quarter of fiscal 1999. Research and development expenses for the first nine months of fiscal 2000 increased to $1,616,000, or 2.7% of net revenues, as compared to $961,000, or 1.5% of net revenues, for the first nine months of fiscal 1999. These increases were due primarily to additional personnel hired to support research and development for PhotoWorks(R) online archiving and photo sharing services and web-based initiatives.

     General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities. General and administrative expenses increased to $1,890,000, or 9.5% of net revenues, for third quarter of fiscal 2000 compared to $1,252,000, or 5.5% of net revenues, for the third quarter of fiscal 1999. General and administrative costs increased to $4,875,000, or 8.2% of net revenues, for the first nine months of fiscal 2000 as compared to $3,905,000, or 6.1% of net revenues, for the first nine months of fiscal 1999. These increases were primarily a result of increased expenditures related to information technology systems to support the Company's expanding computer-based and Internet-related operations combined with increases in recruiting, investor relations, legal and professional fees, and wages and benefits. General and administrative expenses may continue to increase as a result of expansions in information technology systems and administrative staff and expenses related to recruiting and investor relations.* The Company also anticipates increased legal fees to defend the recently filed litigation (see Legal Proceedings in Item 1 of Part II below).*

     Total other income for the third quarter of fiscal 2000 increased to $323,000 as compared to $125,000 for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, total other income was $913,000 as compared to $491,000 for the first nine months of fiscal 1999. These increases were primarily due to higher interest income primarily attributable to the Company's higher cash and short-term investment balances following the sale of Series A preferred stock in the second quarter of fiscal 2000.

     In the second quarter of fiscal 2000, it was determined that due to the Company's continued focus on promotional activities related to its digital imaging and online services, and the effects of such costs on its ongoing profitability, it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. During the third quarter the Company finalized and filed its tax return for fiscal 1999. The amount of operating loss carrybacks estimated during the second quarter was updated to reflect book to return differences primarily related to alternative minimum tax calculations. As a result, quarterly income tax expense for the third quarter of fiscal 2000 was $183,000 or .8% of pre-tax operating loss, as opposed to a benefit of approximately $7,400,000 (assuming a normal statutory rate of 34%). For the nine months ended June 24, 2000, income tax expense was $428,000 or 1.6% of pre-tax operating loss, as opposed to a benefit of approximately $9,100,000 (assuming a normal statutory rate of 34%). Utilization of the remaining deferred tax assets of approximately $10,040,000 is dependent on future profits that are not assured.

     Net loss increased to $21,902,000, or 110.2% of net revenues, in the third quarter of fiscal 2000 as compared to a net loss of $4,134,000, or 18.1% of net revenues, in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, net loss increased to $27,165,000, or 45.9% as a percentage of net revenues, compared to a loss of $7,719,000, or 12.1% of net revenues, for the same period of fiscal 1999. The fiscal 2000 period increases in net loss were primarily due to increased operating expenses, primarily marketing expenses, combined with decreases in net revenues and gross profit. The net loss for the fiscal 1999 periods included previously deferred customer acquisition costs as discussed in operating expenses above.

Liquidity and Capital Resources
-------------------------------

     As of July 28, 2000, the Company's principal sources of liquidity included cash and short-term investments of approximately $9,531,000. The Company also has a line of credit of $6,000,000 secured by the Company's cash and investments. The line of credit is currently primarily reserved for outstanding letters of credit of approximately $5,115,000. A letter of credit for $5,000,000 was issued during the third quarter to secure national media advertising. The $5,000,000 letter of credit expires on September 15, 2000. The Company anticipates that the line of credit will be reduced to approximately $1,000,000 at that time.* The ratio of current assets to current liabilities for the Company was 1.5 to 1 at the end of the third quarter of fiscal 2000, as compared to a current ratio of 3.6 to 1 at September 25, 1999. During the first nine months of fiscal 2000, prepaid promotions increased by $2,777,000 related to marketing programs planned for the fourth quarter of fiscal 2000 and accounts payable increased by $6,847,000 primarily due to marketing programs during the third quarter of fiscal 2000.

     Although the Company does not currently have any fixed material commitments with regard to capital expenditures, it currently expects to spend approximately $1,000,000 during the remainder of fiscal 2000, principally for data storage, computer network equipment, and photofinishing equipment. In addition, the Company is committed to approximately $2,000,000 of television and print advertising to promote its online services for sharing, printing and storing photos.

     The Company currently anticipates that existing funds together with anticipated cash flow from operations and the Company's available line of credit will be sufficient to finance its operations and planned capital expenditures and to service its indebtedness for the near future. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or to refinance its obligations. Possible sources of additional financing include the sale of equity securities or additional bank borrowings. There can be no assurance, however, that the Company will be able to obtain adequate financing in the future.

                          PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd. on February 13, 1998, and the class action filed on March 29, 2000, see Note H of Notes to Consolidated Financial Statements in Part I above.

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



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
         ---------
               3.1 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996)

               3.2 Third Amended and Restated Articles of Incorporation of the Company dated February 5, 1998 (Incorporated by reference to
                    Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September 25, 1999, as amended by Form 10-K/A filed on January 14, 2000)

               3.3 Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock (Incorporated by reference to
                    Exhibit 3.4 to the Company's Annual Report on 10-K for the year ended September 25, 1999)

               4.1 Rights Agreement dated December 16, 1999 between the Registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

              10.1 Third Amendment to Credit Agreement and Security Agreement with Wells Fargo Bank

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

                                        PHOTOWORKS,  INC.


DATED:  August 7, 2000                  /s/ Gary R. Christophersen
                                        ---------------------------------
                                        Gary R. Christophersen
                                        President/Chief Executive Officer
                                        (Principal Executive Officer)



                                        /s/ Loran Cashmore Bond
                                        ----------------------------------
                                        Loran Cashmore Bond
                                        Treasurer/Chief Accounting Officer

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                          Quarterly Report on Form 10-Q
                       For The Quarter Ended June 24, 2000

Exhibit    Description                                                           Page No.
-------    -----------                                                           --------

   3.1    Bylaws of the Company, as amended and restated on November 13, 1996
          (Incorporated by reference to Exhibit 3.2 filed with the Company's
          Annual Report on Form 10-K for the year ended September 28, 1996)

   3.2 Third Amended and Restated Articles of Incorporation of the Company dated February 5, 1998 (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended September
          25, 1999, as amended by Form 10-K/A filed on January 14, 2000)

   3.3    Form of Certificate of Designation Preferences and Rights of Series RP
          Preferred Stock (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on 10-K for the year ended September 25, 1999)

   4.1    Rights Agreement dated December 16, 1999 between the Registrant and
          Chase Mellon Shareholder Services L.L.C., as Rights Agent
          (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

  10.1    Third Amendment to Credit Agreement and Security Agreement with Wells   19-35
          Fargo Bank

  27.1    Financial Data Schedule - 2000

  27.2    Financial Data Schedule - 1999