Form 10-K405
period 2000-09-30
PHOTOWORKS INC /WA
filed 2000-12-29
CIK 791050

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended SEPTEMBER 30, 2000

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file No.  0-15338

                               PHOTOWORKS, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)

                               Washington                                             91-0964899
                            ----------------                                       ----------------
     (State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)

                  1260 16th Avenue West, Seattle,  WA                                    98119
                  -----------------------------------                                    -----
                (Address of principal executive offices)                              (Zip Code)

          Registrant's telephone number, including area code:                       (206) 281-1390
                                                                                    --------------

      Securities registered pursuant to Section 12(b) of the Act:                        None
                                                                                         ----


Securities registered pursuant to Section 12(g) of the Act: Common Stock, par
                                                            -----------------
value $.01 per share and related preferred share purchase rights.
-----------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes:  [X]   No:  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 30, 2000, there were issued and outstanding 16,505,659 shares of Common Stock, par value $.01 per share. As of November 30, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $20,250,608 based on the last sale price of the Registrant's Common Stock as reported by the Nasdaq National Market.

                     Documents incorporated by reference:

     Portions of the registrant's proxy statement relating to its 2001 annual meeting of shareholders, to be held on February 6, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 Page 1 of 74
                           Exhibit Index at Page 55

                                    PART I

ITEM 1 - BUSINESS

Description of Business

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading Internet photo services company dedicated to providing customers with innovative ways to create and tell the stories of their lives through photos.* PhotoWorks is a direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services.* The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). In February 2000, the company name was changed from Seattle FilmWorks to PhotoWorks to reflect the Company's corporate mission and enhanced online and digital strategy.

     Since 1978, the Company has been an industry leader in the introduction of value-added photo-related services and products and has continued this tradition by launching its online image management service, PhotoWorks(R) in April 1999.* The Company offers prints, slides, digital images and online archiving, all from the same roll of 35mm film. PhotoWorks can process any brand of 35mm film, Advanced Photo Systems (24mm) film or 35mm single-use camera. PhotoWorks was among the first to provide express-mail delivery, cross-referenced data on prints and negatives, a composite photo index and a convenient reorder system. To a lesser extent, the Company provides products and supplies on a wholesale basis.

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to share personal photographs with friends and family. Products incorporating these technologies include (i) Pictures On Disk(TM) a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers and; (iii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film. In April 1999 the Company introduced PhotoWorks(R), an online image management system which enables customers to view, share, archive and order reprints and organize their photos online. Other recent products include PhotoWorks(R) Albums, an online tool to easily create and share photo albums, PhotoWorks(R) Cards, an online service which allows customers to create personalized greeting cards using their favorite photos, and an assortment of personalized photo gifts. The Company has targeted for development additional products and services to enable customers to view and share their photos simply and conveniently.* The Company expects to continue to introduce products in 2001 which will provide traditional and digital camera users with a simple and convenient way to store, print and use their online digital images.* In addition, the Company has partnered with other Internet-related companies, to broaden the marketing of its PhotoWorks(R) services and provide customers with new and interesting ways to share their photos. Recent partnerships include, Yahoo! Photos, American Greetings, and cameraworld.com. PhotoWorks plans to continue partnering with a variety of other Internet companies.*

     The Company primarily uses direct-marketing techniques to target selected consumers, measure customer response and obtain direct customer feedback to changes in marketing strategies. The Company has also used other traditional advertising, such as radio, television and print advertising, to promote its new PhotoWorks(R) services and products. Over the past several years, the Company has targeted the growing population of online and personal computer users in connection with the introduction of digital-imaging services and products.

     The Company was incorporated in Washington State in June 1976. The executive offices of the Company are located at 1260 Sixteenth Avenue West, Seattle, Washington 98119, and the Company's telephone number is (206) 281-1390. References to PhotoWorks and the Company in this Report include PhotoWorks, Inc., and its wholly-owned subsidiaries, Seattle FilmWorks Manufacturing Company, OptiColor, Inc. and FilmWorks Express, Inc.

Forward-Looking Information

     This report contains forward-looking statements including, without limitation, statements identified by an asterisk (*). These statements relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect expectations and estimates of the Company's management. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading "Risk Factors" and elsewhere in this report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Photofinishing Industry, Direct-Marketing and Internet Overview

     The dominant method of distributing photofinishing services and products is through retail stores, including discount and mass merchants, drugstores, supermarkets and camera/speciality stores. Management believes the majority of rolls of film are sent to wholesale photofinishing laboratories for processing, although a growing percentage are processed in-store using on-site equipment.

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

     Increasingly, the Internet, online services and increased use of personal computers provide additional channels for direct-to-consumer marketing. The Internet has created the opportunity for people to use and share their photos in ways never before imaginable. According to Jupiter Research, 69% of online households want to e-mail their photos. InfoTrends Research Group predicts that the number of people who post photos to the Internet will grow from 2.8 million in 1999 to 11.5 million in 2003 and annual visits to online photo albums will grow from 73 million to 633 million over the same period of time. This change in consumers' use of photos brings with it important economic drivers. According to InfoTrends, annual online photo merchandise sales will grow from $38 million in 1999 to $1.4 billion in 2003. See "Risk Factors."

Operating Strategy

     PhotoWorks strives to achieve growth through the execution of its operating strategy, the principal elements of which are the introduction of innovative, value-added services and products, application of direct-to-consumer marketing techniques, and a commitment to customer satisfaction.

     Innovative, Value-Added Services and Products. Management believes that PhotoWorks has distinguished itself from its online and traditional photofinishing competitors through service and product differentiation. The Company endeavors to develop and introduce value-added photofinishing services and products based on focused research and development efforts as well as anticipation of consumer demand by monitoring customer feedback.

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

     In addition, the Company has been a leader in providing digital-imaging technologies. Products incorporating these technologies include (i) Pictures On Disk(TM) a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers; (iii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film; and, (iv) PhotoWorks, an online image management system which gives customers a simple and convenient way to view, share, print and organize their photos online. The Company has targeted for development additional products and services to enable customers to use and share their photos to tell the stories of their lives.*

     The Company expects to continue to introduce products in 2001 which will provide traditional and digital camera users with a simple and convenient way to store and print their digital images.* In addition, the Company has partnered with other Internet-related companies to broaden the marketing of its PhotoWorks(R) services and provide customers with new and interesting ways to share their photos. Recent agreements include AmericanGreetings.com, cameraworld.com and Yahoo! Photos. See "Business --Services and Products."

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

     Commitment to Customer Satisfaction. The Company seeks to develop and provide high-quality, user-friendly and reliable photofinishing and online services and products to enhance brand recognition for "Seattle FilmWorks" and "PhotoWorks" to engender customer loyalty. Management believes that a significant portion of its business comes from repeat customers.* As part of its dedication to customer service, PhotoWorks offers a 100% satisfaction guarantee and provides an Easy-Order System whereby a customer sets up a standing order, thus avoiding the need to fill out an order form with each order. In addition, to achieve its customer service goals the Company conducts customer surveys and holds management meetings to identify areas for service enhancement. Through investments in automation, state-of-the-art photofinishing equipment, and the commitment of its employees to quality control, the Company strives to deliver greater than 99.8% of its orders without loss or damage.* See "Business--Customer Service and Support."

Growth Strategy

     The Company's strategy for growth is to leverage the strength of its services, products and marketing programs to acquire additional customers and increase the level of business with prospective and existing customers. The Company intends to continue its strategy of providing online image management services to complement its mail order and retail distribution channels.*

     New Customers. Historically, the Company grew its revenues primarily through the acquisition of new customers. The Company continuously refines existing marketing programs and develops, tests and implements new marketing programs to additional groups of consumers with different demographic characteristics to offset the potential impact of market saturation in any given target customer group. In addition, the Company has initiated efforts on the

Internet to acquire additional new customers through its own Web site (www.photoworks.com) and from partnering agreements with other Internet companies.*

     Increasing Sales to New and Existing Customers. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand.* The Company strives to increase both average order size and order frequency by informing both targeted consumers and its existing customer base of its integrated array of services and products.* The Company also believes that the online archive is a viable and economic opportunity to monetize its customer's "personal equity" through film processing for film-based cameras, and through photo output, in the form of prints, reprints, and gifts for traditional and digital camera users.* The Company's commitment to expanding its service and product offerings, including enhancements to its Internet-related offerings, is intended to support this strategy.* The Company plans to use e-mail to effectively communicate with its existing online customer base to increase retention and customer satisfaction.* In addition, the Company employs a variety of other direct-marketing techniques to increase business from existing customers and generate business from inactive customers.*

Marketing and Customer Acquisition

     One of the key elements of the Company's operating strategy is to generate demand for its services and products by using its proprietary direct-marketing techniques and extensive database to efficiently target existing and prospective customers.* The Company maintains and analyzes extensive data and segments markets using geographic and demographic information about potential customers. The Company uses e-mail, partnership arrangements with other Internet businesses, regular mail, print media, television, radio and retail outlets to target groups of consumers and businesses.*

     The Company makes extensive use of marketing tests in order to evaluate which of a variety of marketing programs offers the best probable return on investment. The Company's direct-marketing programs use coded advertisements to monitor consumer response and to provide measurable results for each specific marketing program. Measuring the effectiveness of marketing tests takes into account both the response rate to advertised offers and estimates of customer lifetime value to the Company, measured in terms of profit generated from the estimated future stream of orders. In this way, the Company's measurements allow the Company to target its marketing effort to specific market segments through selected media. The Company also operates retail operations in the Pacific Northwest to provide a "drop off" alternative to mail order delivery. Management believes the Company's 35 retail stores attract customers who might not use the Company's mail order services. The Company has recently closed some of its retail stores. The costs associated with store closures are not material to the operating results of the Company.

     Since the early 1980s, the primary method the Company has used to acquire new film processing customers has been its introductory offer of two rolls of film for $2.00 or less. The Company regularly refines its introductory offer in an effort to improve its effectiveness and reach a broader market. Currently, the Company is testing introductory offers designed to showcase the Company's online PhotoWorks(R) service. This new introductory offers provide customers with free processing for their first roll of film if they provide an e-mail address for online delivery of their photos via PhotoWorks(R). This introductory offer has been advertised through direct-response media, print media and television and radio advertising. The Company also promotes its introductory offer on its Web site (www.photoworks.com) and has a customer
                                    ------------------
referral program for online and mail order customers which encourages existing customers to suggest family and friends that may be interested in the Company's services and products. In addition, the Company partners with other Internet companies to broaden the marketing of it's PhotoWorks' services by providing customers with new and interesting ways to share their photos. See "Risk Factors."

Services and Products

     PhotoWorks is a leader in the development and introduction of innovative photofinishing services and products. Beginning in 1978 with the introduction of Seattle FilmWorks(R) branded film and continuing with the option of receiving both photographic prints and individually color-corrected slides from the same roll of film, the Company established an early tradition of service and product differentiation.

The following table illustrates the Company's service and product introductions during the past ten years:

     Service or Product                                     Year of Introduction
     ------------------                                     --------------------
     Photo Framing Online..................................         2000
     Photo Gifts Online....................................         2000
     PhotoWorks(R) Address Book Online.....................         2000
     PhotoWorks Scanning Service...........................         2000
     PhotoWorks(R) Albums Online...........................         2000
     Talking Pictures(TM)..................................         2000
     PhotoWorks(R) UpLoader Software(R)....................         2000
     PhotoWorks(R) Cards Online............................         1999
     WeddingWorks(TM)......................................         1999
     CrossLoader(TM).......................................         1999
     Hi-Resolution Pictures On Disk(TM) on CD..............         1999
     PhotoWorks(R).........................................         1999
     Pictures On Disk(TM) on CD............................         1998
     Digital Reprints via touch-tone telephone.............         1998
     Enhanced PhotoMail(R).................................         1998
     PhotoWorks(R) Cards Software..........................         1997
     PictureWorks(R).......................................         1997
     PhotoWorks(R) Composer for Windows....................         1997
     PhotoWorks(R) Plus - How to Use Every Feature(C)......         1996
     ------------------------------------------------
     FilmWorksNet(TM)......................................         1996
     PhotoMail(R)..........................................         1995
     PhotoWorks(R) for Macintosh...........................         1995
     PhotoWorks(R) Plus for Windows........................         1994
     PhotoWorks(R) for Windows.............................         1994
     PhotoWorks(R) for MS-DOS..............................         1994
     Pictures On Disk(TM)..................................         1994
     Pictures-Plus(R) Index................................         1993
     Professor FilmWorks(TM)...............................         1992
     Backprinting & Referenced Negatives...................         1992
     Easy-Order System.....................................         1991
     Express-Mail Delivery.................................         1991


     In 1991, the Company began to offer mail order photofinishing customers the options of express-mail pickup and delivery service and the Easy-Order System, whereby a customer can set up a standing order and avoid the need to fill out an order form with each order. This pattern of service and product innovation continued with the introduction in early 1992 of the Company's system for printing the date, roll identification and print number on the back of each print and the corresponding information on each strip of negatives (known as backprinting) and free telephone pre-recorded mini-lessons on photography from Professor FilmWorks(TM). In 1993, the Company introduced the Pictures-Plus(R) Index, which offers thumbnail-size copies of images from a roll of film on a single 4" by 6" print as a handy reference for the customer.

     Starting in 1994, the Company began introducing digital imaging products and services with its introduction of Pictures On Disk(TM), which delivered, on a floppy disk, a digital version of each photograph on a roll of film. This product was coupled with the introduction of the Company's internally developed PhotoWorks(R) software, which enabled users to create digital albums of their photographs and to incorporate the digital images into text, slide shows and screen savers. During 1995 and 1996 the Company continued to enhance its line of digital services and products with such products as PhotoMail(R) delivery service, which provided the private delivery of digital images from its laboratory directly to customers over the Internet and FilmWorksNet(TM), a free service through which its customers could create and upload a private personalized photographic home page to the Company's Web site. In addition, the Company published PhotoWorks(R) Plus - How to Use Every Feature(C), a reference
                  ------------------------------------------------
book providing customers with detailed information on using the Company's PhotoWorks(R) Plus software. In 1997, the Company also introduced PhotoWorks(R) Composer, which allowed consumers to create frame-ready prints with a variety of backgrounds and create business reports, product sheets, e-mail attachments and newsletters using Pictures On Disk(TM) images. In addition, in 1997 the Company also introduced PictureWorks(R) a service that allowed customers to upload personal digitized images directly to the Company for printing digital images on photographic paper, as well as the first version of PhotoWorks(R) Cards, a service which allowed customers to create greeting cards using proprietary software included on PhotoWorks(R) Plus and PhotoWorks(R) Composer. This software enabled customers to create a variety of photo greeting cards from Pictures on Disk images(TM), then upload these files to PhotoWorks for printing on photographic paper.

     In 1998, the Company enhanced Pictures On Disk(TM) by delivering the digital version of each roll of film on a CD instead of a floppy disk. This delivery method enabled the Company to provide higher quality digital images and also to include PhotoWorks(R) and other software with the images. In 1998, the Company also introduced an improved PhotoMail(R) service which provided customers faster and easier access to their pictures. Additionally, the Company introduced a digital reprint service, which allowed customers purchasing digital products to order reprints over a touch-tone telephone.

     In April 1999, the Company launched its PhotoWorks(R) service. This service provides every customer who supplies an e-mail address with free scanning of every photographic image processed with the Company. In addition, the PhotoWorks(R) service currently provides storage of images on a private customer Web site at no charge for as long as the customer maintains an active account.* The digital images are available online for customers to privately
view, store, share, manage, post or e-mail to family and friends.   As of
December 2000, the Company manages over 165 million customer photos in its online archive.

     In April 1999, the Company also began offering as an upgrade Hi-Resolution Pictures On Disk(TM) on CD. The Hi-Resolution Pictures On Disk(TM) on CD offers a 1.5 megapixel (approximately 1,500 x 1,000 pixels) scanning resolution which results in images with greater clarity and less graininess. The Company also introduced WeddingWorks(TM), a simple way for newlyweds to share wedding photos over the Internet and a new version of PhotoWorks(R) Cards, which allows customers to create personalized greeting cards with their favorite photos from their online archive. In addition, the Company introduced CrossLoader, a service that enables the two-click transfer of consumer photographs from the PhotoWorks Web site to partnering sites via high bandwidth connections.

     In 2000, the Company focused on enhancing the customer experience with online products and services. In April 2000, Talking Pictures(TM) was launched, enabling customers to add voice messages to the photos shared via e-mail. In July 2000, the Company launched PhotoWorks Albums online. This feature allows customers to select photographs from their rolls and place them in special albums. These albums can then be named and given descriptions, and captions can added to each of the photographs. The PhotoWorks Scanning Service was introduced in August, whereby customers mail their photographic prints to the Company to be scanned and added to their online archive. In September 2000, the online Address Book facilitated the sharing of photographs by enabling customers to create an online directory of names and e-mail addresses.

     In November 2000, the Company launched three new online shopping experiences. The Photo Framing Store allows customers to view their online photos in a wide variety of frames and make their purchases online. The Photo Gifts Store offers customers the opportunity to add their favorite photographs to a variety of gift items, including clothing, ceramics and toys. In addition, the Company offers a camera store that is powered by one of the Company's online partners, cameraworld.com, and offers a full selection of cameras and camera supplies for sale.

     Although mail-order photofinishing is viewed as a convenience by many consumers, mail-order turnaround time (generally seven to ten days) is longer than many alternative sources for photofinishing services (in some cases within one hour). The Company offers customers the option of priority delivery service by means of the U.S. Postal Service for an extra charge. The Company automatically upgrades orders with two or more rolls to priority shipping for the standard shipping price. The PhotoWorks(R) service improves turnaround time by offering immediate viewing and sharing of processed photographs online with prints to follow in the mail. However, turnaround time remains a competitive disadvantage for the Company.

     Management believes that the prices for its services and products are competitive.* Generally, the Company does not compete primarily on the basis of price, but rather by offering a variety of value-added, innovative and high-quality services and products, such as its online services, through which it seeks to differentiate itself from other photofinishers.*

     The Company also provides a variety of reprint, enlargement and photo-gift services for its customers. The Company also sells pre-loaded cameras under the brand OptiColor Film & Photo. Although it represents a small percentage of revenues, the Company provides photofinishing services on a retail basis under Company owned Seattle FilmWorks stores. The Company licenses certain digital technology, including Pictures On Disk and PhotoWorks(R), to other photofinishers outside of the U.S.

     Net revenues generated by sales outside the United States accounted for 1.1% of the Company's total net revenues in fiscal 2000, as compared to 1.5% in fiscal 1999 and 3.7% in fiscal 1998. In the fourth quarter of fiscal 1998, the Company discontinued its international wholesale film sales to certain markets in Asia.

Research and Development

     Through internal and external research and development efforts, the Company has developed innovative digital media and photofinishing services and products. The Company seeks to identify customer needs and shifts in consumer preferences in order to design or refine the Company's services and products. In fiscal 2000, 1999, and 1998, the Company incurred research and development expenses of $2,924,000, $2,049,000 and $588,000, respectively, primarily in connection with development and enhancement of its PhotoWorks(R) service, Internet and other online digital services and products. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customer Service and Support

     Management believes that customer satisfaction is critical to the Company's ongoing success. The Company has a 100% satisfaction-guarantee policy under which it will provide a full refund if a customer's complaint cannot otherwise be resolved.

     The direct-to-consumer photofinishing business involves contacts with a large number of customers. For customer convenience, the Company provides toll-free telephone access at 1-800-PHOTOWORKS. As of November 30, 2000, the Company had a customer service staff of 67. These personnel have direct access to the Company's database and are trained to promote certain of the Company's services and products, as well as to answer questions regarding order status, basic photography and photofinishing and use of PhotoWorks(R) online services. In an average week the Company's customer support personnel respond to approximately 12,000 telephone calls from customers, 1,000 written inquiries and 9,000 e-mail messages. The majority of these inquiries are general information requests and order status inquiries.

     The Company maintains a Web site on the Internet (www.photoworks.com). While online, customers may use the PhotoWorks(R) service to privately view, store, share, manage, post or e-mail their photos to friends and family and order reprints and photo gifts. Customers may also obtain the status of their orders, access answers to frequently asked questions, order products and services, and send e-mail messages to customer service.

Operations

     The Company operates a single laboratory in Seattle, Washington, which is designed to produce consistent, high-quality photofinishing. The Company's photo processing system is designed for 24-hour in-house processing of most photofinishing orders. Each roll received for processing is bar-coded with an identification number that enables the tracking of each order throughout the production process. Once the film is developed, each negative is computer analyzed, and the color-corrected image is printed on photographic paper using state-of-the-art equipment. Order information is then printed on the back of customers' prints and the corresponding information is printed on a paper tab and is attached to the sleeved negatives. After a visual quality inspection, the orders are packaged for delivery to the customer. Orders for which customers have provided e-mail addresses are digitized and delivered through the Company's PhotoWorks(R) service over the Internet with prints, negatives or CD's following in the mail. Although much of the photofinishing and order handling process has been automated, trained personnel operate machinery and regularly monitor product quality with the assistance of computerized control and measurement systems. Online partners and other vendors fulfill most photo gift or photo related merchandise orders.

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

     Currently, the Company estimates that it is capable of processing up to approximately 200,000 rolls of film per week with its existing facilities and equipment.* The Company intends to continue to expand its processing facility in fiscal 2001, if necessary, to support production levels.*

Suppliers

     The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa and Ferrania USA, (formerly Imation), and its photographic paper and chemicals from a single supplier, Eastman Kodak Company. The individual cassettes into which the Company spools 35mm film for still cameras are manufactured for the Company by foreign sources, principally in China and South Korea. In addition, the Company obtains single-use cameras principally from China. Currently, substantially all of the Company's purchases from foreign suppliers are paid for in U.S. dollars. The Company's mail-order services and products are handled largely through the U.S. Postal Service and other common carriers. See "Risk Factors."

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

     Systems have been designed based on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. The systems provide a 24-hour-a-day, seven-day-a-week availability. The Company uses load balancing systems and redundant servers to provide for fault tolerance.

     The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements, and changing customer demands. Accordingly, future success will depend on the Company's ability to:

          .    Adapt to rapidly changing technologies
          .    Adapt services to evolving industry standards
          .    Continually improve the performance, features, and reliability of service in response to competitive service and product offerings and evolving demands of the marketplace

     Failure to adapt to such changes would have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure.

     The Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including events associated with continuing software and hardware upgrades. However, the Company could still experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results.* See "Risk Factors".

Competition

     The market for consumer photofinishing services is characterized by intense competition among a number of firms competing in a segment in which average revenue per roll processed has declined during the 1990s, according to available photofinishing industry data. The Company faces competition in the consumer photofinishing market from other direct marketers and in other distribution channels from much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. The largest of the wholesale photofinishers are Qualex Inc. and Fuji TruColor, Inc. In addition, management believes that the largest mail order photofinishers include District Photo Inc. (dba York and Clark Labs) and Mystic Color Lab Inc. The Company also faces competition in the online photo-sharing market with competitors such as Kodak's and AOL's jointly sponsored feature, "You've Got Pictures", and other online providers such as PhotoLoft, Snapfish, OFoto, Shutterfly, Zing, PhotoPoint and eMemories.com. Many of the Company's competitors have substantially greater financial, technical, and other resources than the Company.

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

     In addition, the wholesale distribution market for rolled film and single-use cameras is highly competitive and is dominated by suppliers which manufacture the products they sell and may, therefore, potentially have lower
costs of goods for these items than the Company.   Management believes the
principal competitive factors in this segment of the wholesale distribution market are price, ability to provide private label products and capability to deliver small-production quantities on short notice.*

     The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products involving new technologies could render existing services and products obsolete.* The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs.* For example, the commercialization of filmless digital imaging technologies is having an adverse impact on the photofinishing industry. In addition, Advanced Photo Systems, which includes a 24mm film format, is a small but growing percentage of the film that the Company is asked to process. To respond to customer requests, the Company purchased equipment in order to offer processing services for this format. The development of these or other new technologies or any failure by the Company to anticipate or successfully respond to such developments could have a material adverse effect on the Company's business, financial condition and operating results.* See "Risk Factors."

Proprietary Technology

     The Company markets its services and products under registered and common-law trademarks and service marks, including PhotoWorks(R), Seattle FilmWorks(R), picture what's next(TM), Pictures On Disk(TM), Pictures On Disk(TM) on CD, OptiColor(TM) Film & Photo, PhotoMail(R), Pictures-Plus(R) Index, Professor FilmWorks(TM), PictureWorks(R) and FilmWorksNet(TM). See "Risk Factors."

     The Company considers a large portion of its PhotoWorks(R) software, its process for production of Pictures On Disk(TM) and certain other processes to be proprietary. The Company has not filed any patents or patent applications, in part to avoid disclosure of its competitive strengths. The Company, however, does attempt to protect its proprietary rights to software through a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, restricting access to certain portions of its premises and contractual restrictions on use and disclosure in its end-user licenses.
The legal and practical enforceability and extent of liability for violations of license agreements are unclear.*

     This Report contains trademarks other than those of the Company.

Governmental Regulation

     The Company's operations, including its transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has recently enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. The law of the Internet remains largely unsettled and it may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation may apply to the Internet. Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet or in the imposition of taxes or fees on transactions conducted over the Internet.* This could result in significant potential liability to the Company, as well as additional costs and technological challenges in complying with mandatory requirements.* See "Risk Factors."

Environmental Compliance

     The Company's photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. The Company actively monitors its compliance with applicable regulations and works with regulatory authorities to ensure compliance. To the best of management's knowledge, the Company has never received a significant citation or fine for failure to comply with applicable environmental requirements. However, changes in environmental regulations or in the kinds of chemicals used by the Company could impose the need for additional capital equipment or other requirements.* See "Risk Factors."

Employees

     As of November 30, 2000 the Company had 698 employees, of whom approximately 412 were engaged in production operations, 87 in retail sales, 76 in administration, 23 in marketing and business development, 67 in customer service and 33 in research and development. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.

Executive Officers of the Registrant

The executive officers of the Company as of November 30, 2000 were:


Name                               Age                               Position
--------------------------------------------------------------------------------------------------
Howard Lee                          38            President, Chief Executive Officer and Director
Gary R. Christophersen              54            Chairman
Michael F. Lass                     46            Vice President Operations
Annette F. Bailey                   43            Vice President Human Resources
                                                    and Organizational Development
William C. Ledbetter                55            Vice President Information Technology
Stephen C. Brown                    40            Vice President Product Management
Ben J. Calica                       37            Vice President Online Services
Loran Cashmore Bond                 43            Chief Accounting Officer and Treasurer

     Howard Lee has been the Company's President and Chief Executive Officer since November 2000. Prior to joining PhotoWorks, Mr. Lee was with the Go.Com division of the Walt Disney Company where he was Senior Vice President of Disney Direct and Vertical Commerce. While at Disney, Mr. Lee was entrusted with the Disney Catalog and the e-commerce sites, including the DisneyStore.com, NASCARstore.com and ESPNstore.com. Prior to joining Disney, Mr. Lee was Vice President, Internet Commerce and Operations for Hanover Direct, a company that has direct to consumer and e-commerce sales of over $600 million. While at Hanover, Mr. Lee was responsible for online-commerce sites for all of the company's catalog titles including Domestications, Gumps, and Company Store.

     Gary R. Christophersen has been the Company's Chairman since July 2000. From August 1988 until being named as Chairman, he served as the Company's President and Chief Executive Officer. Mr. Christophersen joined the Company in January 1982 as Vice President-Operations and has served as a Director of the Company since 1982. From May 1983 to August 1988, Mr. Christophersen was a Senior Vice President of the Company and its General Manager.

     Michael F. Lass, has been the Company's Vice President Operations since September 1988. Mr. Lass joined the Company in 1984 as Manager of Operations. From 1982 to 1984, Mr. Lass was Vice President and General Manager of Breezin' Sportswear, a manufacturer and marketer of sportswear, and, from 1980 to 1982, General Manager and a director of Mountain Safety Research, Inc., a manufacturer of outdoor recreational products.

     Annette F. Bailey, has been the Company's Vice President Human Resources and Organization Development since June 1999. Ms. Bailey joined the Company in March 1986 as Human Resources Manager, and, from August 1988 to December 1995, was its Director of Human Resources. In January 1996, Ms. Bailey became the Vice President of Human Resources.

     William C. Ledbetter, has been the Company's Vice President Information Technology since March 2000. Mr. Ledbetter joined the Company in April 1997 as Director of Data Processing and in September 1999 also became the Director of Research and Development.

     Stephen C. Brown joined the Company in June 2000 as Vice President Business Development. In December 2000, Mr. Brown became the Vice President Product Management. Prior to joining the Company, Mr. Brown was founder, President and CEO of Entros, a company that creates interactive experiences for entertainment venues, corporate events and for a wide range of business partners including Disney and MSN. Mr. Brown is a graduate of McGill University in Montreal and holds an MBA from Stanford University.

     Ben J. Calica joined the Company in November 2000 as Vice President Online. Prior to joining the Company, Mr. Calica was the Founder and President of StoryCatcher.com, a company focused on blending photos with the stories behind them to create next generation digital scrapbooks. Mr. Calica has previously worked in product development and journalism. Products he has shipped have included Silicon Beach's SuperCard Multimedia Authoring Software, Viewpoint's LiveArt, and Apple's Game Sprockets development technology.

     Loran Cashmore Bond, has been the Company's Chief Accounting Officer and Treasurer since August 1999. Ms. Cashmore Bond also serves as the Corporate Controller and Corporate Secretary. Ms. Cashmore Bond joined the Company in January 1986 as Accounting Manager, and, from 1989 to 1994 was the Controller for the Company. In 1994, Ms. Cashmore Bond became an officer of the Company and Corporate Controller.


                                 RISK FACTORS

          In addition to the other information in this report, the following risk factors should be carefully considered in evaluating us and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be harmed.

We may not be able to adjust to increased competition in the photofinishing industry

     We experienced a decline in revenues during fiscal 2000. We believe that this is primarily attributable to increased competition in the photofinishing and online photo services market. Also, our traditional direct marketing techniques have yielded lower response rates than in past years. This may be due in part to a gradual market shift away from traditional 35mm film and towards Advanced Photo Systems film format, single-use cameras and digital cameras. We may not be successful in developing new direct marketing techniques to generate new profitable online and photofinishing customers. In addition, the photofinishing industry generally is experiencing little or no growth in revenues. This may be due in part to the declining prices for and increased availability and use of digital cameras. We will attempt to offset these factors by offering Internet-based digital image management services, such as free scanning and archiving of all rolls processed by us for customers who provide an e-mail address and, on a limited basis, an introductory offer of free film processing and scanning. We are investigating and developing additional products and services designed to establish us as the Internet site of choice for archiving, sharing, viewing and managing personal digital images. We believe that this status will contribute to increased photofinishing revenues and sales of other image-related services. However, a number of other companies are attempting to establish this position. Competitors in this area include Kodak, which has teamed up with AOL, and other traditional providers of photofinishing services. Also, several Internet start-ups are attempting to draw consumers to their sites by offering archiving and/or management of personal images. We may not be successful against this competition. Even if we establish a strong position among consumers for image management, we may not be able to generate significant revenues from this community.

     The market for consumer photofinishing and online digital imaging services is highly competitive. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition in the consumer photofinishing and online digital imaging services from other direct marketers, Internet companies, and competitors in other distribution channels, including much larger companies. Many of these companies provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher or online service provider. Many of these competitors also provide photofinishing service within hours. There are no significant proprietary or other barriers to entry into the traditional photofinishing or online digital imaging industry. Many of our competitors offer similar photofinishing and online digital imaging services and products at lower prices and with a more rapid turnaround time than we offer. Our ability to compete effectively depends on our ability to continue to differentiate our services by offering a number of value-added services and products. We will continue to emphasize quality and convenience rather than try to be a low-price or rapid turnaround provider. Although we believe we are a leader in developing and marketing innovative online and photo-related services and products, competitors can and do provide similar services and products. There can be no assurance we will continue to compete effectively through development of innovative services and products or that we will respond appropriately to industry trends or to activities of competitors.

We may not be able to acquire new customers at a reasonable cost

     Future growth of our revenues and profitability depends in large part on our ability to acquire new customers at a reasonable cost. Historically, we used, and we continue to use, direct-marketing programs as our primary customer acquisition technique. Since the early 1980's these programs were based on the customer acquisition technique of offering two rolls of film for $2.00 or less. Recently, these programs have yielded lower customer response rates. As a result of declining responses, as well as our additional offerings of Internet-based digital image management services, we are exploring new marketing techniques to improve our ability to acquire and retain customers and reach the Internet market. Our customer acquisition and retention efforts may not be effective. If we do not market successfully against competitors, our business, financial condition and operating results could be harmed.

We may not be able to keep up with rapid technological change in the photofinishing industry

     The online and photography industry is characterized by evolving technology and changing services and products. The introduction of online and photographic services and products which use new technologies could render existing services and products obsolete. Our future success will depend on our ability to adapt to new technologies and develop new or modify existing services, products and marketing techniques to satisfy changing consumer needs and attract new customers. For example, the expanded use of digital cameras that do not use traditional film has had a negative impact on companies such as PhotoWorks which primarily process traditional film-based images and slides. The development of these or other new technologies, or failure by us to anticipate or successfully respond to such developments, could harm our business, financial condition and operating results.

Any acquisitions we make could disrupt our business and harm our financial condition

     We may attempt to acquire other businesses that are compatible with our business, but we have no current understanding, agreement or arrangement to make
any acquisitions.   Future acquisitions may result in unforeseen operating
difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business.
Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders' ownership interest, the incurrence of debt, contingent liabilities or amortization of expenses related to goodwill or other intangible assets and the incurrence of large, immediate write-offs.

The loss of key personnel could negatively affect our business

     We depend on the abilities and continued service of our executive officers and other key employees, including Howard Lee, our new President and Chief Executive Officer. These individuals, including Mr. Lee, are not subject to employment agreements that would prevent them from leaving us. There can be no assurance that we will be able to retain the services of our executive officers and other key employees. The loss of key personnel could harm our business, financial condition and operating results.

We depend heavily on the Internet

     We offer online digital imaging services and products over the Internet primarily through our PhotoWorks(R) service which allows customers to privately view, store, share, manage, reprint, post or e-mail their photos. Although we provide our services and products through multiple distribution channels, as a result of the changes in the photofinishing industry discussed above, our success may depend in part on the continued expansion of the Internet and our network infrastructure.

We experience fluctuations in quarterly results and depend heavily on fourth quarter sales

     Our quarterly operating results will fluctuate for many reasons, including:

     - the mix of products we sell,
     - promotional activities we conduct,
     - price increases by our suppliers,
     - our introduction of new products,
     - our research and development activities,
     - our competitors' actions,
     - changes in foreign currency exchange rates,
     - fluctuations in the direct-to-consumer market
     - changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce and,
     - changes in the photofinishing industry.

     Demand for our photo-related services and products is seasonal, with the highest volume of photofinishing activity occurring during the summer months. As a result, our operating results for any period do not necessarily indicate the results that can be expected for any future period. Our operating results in a future period may be below the expectations of public market analysts and investors which may cause the price of our common stock to decline.

We may be adversely affected by the outcome of litigation

     We were defendants in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleged that a number of companies, including our OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting us and our subsidiaries from importing and selling imported recycled single-use cameras. We appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. To date, the Federal Circuit Court of Appeals has not made a decision on the appeal. There is risk that Fuji might bring a civil action against OptiColor and us to pay damages caused by the infringement of Fuji's patents found in the ITC proceeding. Fuji has brought civil actions for patent infringement against three other companies and has stated in a press release that it is reviewing its options with respect to other companies involved in the sale of infringing products. If such an action were brought against us, the ITC decision would not be binding in the civil proceeding and would not prevent OptiColor and us from raising and litigating all available defenses. At this time, the likelihood that such an action would be brought, and, if brought, the ultimate outcome and impact on us, are not determinable. We do not expect the litigation to have a significantly harmful impact on our financial condition, results of operations or liquidity.

     We are also the defendant in a complaint that alleges we engaged in certain misleading practices in connection with the processing and advertising of our film. Although we believe these claims are without merit, the litigation is in its early stages and it is not possible to predict an outcome at this time or the potential affect on our business or financial condition. Our defense of this litigation will cause us to incur substantial legal expenses.

     Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may harm both the growth of Internet use and our financial results. Our PhotoWorks(R) service relies on the Internet to allow customers
online access to their photos.   Internet, network, hardware or software
failures or damage to information stored in our online archive can cause potential damage to our business. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has recently enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which aids the commission of criminal acts, a crime. The law of the Internet remains largely unsettled and it may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation may apply to the Internet. Other legislation currently before Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. This legislation could result in significant potential liability to us for content transmitted over our Web site, as well as additional costs and technological challenges in complying with mandatory requirements. We do not assume responsibility to edit the content of our customers' photographs, slides, digital images or personal home pages unless responding to a specific complaint. Legislation which imposes potential liability for content made available over the Internet through our Web site could require us to implement additional measures to reduce our exposure to such liability, which may require us to incur significant costs or discontinue certain service or product offerings. Although we carry general liability insurance, such insurance may not cover potential claims of this type or may not be adequate to compensate us for the amount of these liabilities. Any costs not covered by insurance incurred as a result of such liability or asserted liability could harm our business, financial condition and operating results.

We rely on key vendors, suppliers and foreign sourcing

     We obtain our conventional 35mm film from a few large manufacturers of photographic film, including Agfa Photo Imaging Systems, a division of Bayer, and Ferrania USA, (formerly Imation), and our photographic paper and chemicals from a single supplier, Eastman Kodak. The individual cassettes into which we spool 35mm film for still cameras are manufactured for us by foreign sources, principally in China and South Korea. We obtain new and recycled single use cameras principally from suppliers in China. In addition, we acquire photofinishing equipment to maintain and increase photofinishing production capacity from various vendors. As there are relatively few suppliers of film, photographic paper and chemicals and photofinishing equipment, the elimination of any one supplier or failure of a supplier to deliver specified goods could cause a material disruption in our operations and could harm our business, financial condition and operating results.

     Our agreements with Agfa and Eastman Kodak are subject to termination under certain circumstances. We have no other significant long-term purchase contracts or agreements to insure continued supply, pricing or access to film, paper, chemicals or cassettes. While we believe that alternate sources of film, paper, chemicals, cassettes and equipment are available, it is possible that we will not be able to continue to meet our requirements for supplies and equipment, or purchase supplies and equipment in sufficient quantities or on terms as favorable to us as those currently available. Also, changing to an alternate supplier may cause delays, reduced quality or other problems. Our operations may be harmed by political instability causing disruption of trade with foreign countries in which our contractors and suppliers are located. Existing or potential duties, tariffs or quotas may limit the quantity of certain types of goods that may be imported into the United States. Sales of our services and products on a direct-to-consumer mail-order basis largely depend on the U.S. Postal Service and other common carriers for receipt of orders and delivery of processed film or other products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or other common carriers or extended interruptions in postal deliveries could harm our business, financial condition and operating results.

Our production capabilities, statistical models, management information systems and technology may not be viable

     We depend on our management information systems and technology systems to process orders, provide rapid response to customer inquiries, manage inventory and accounts receivable collections, and purchase, sell and ship products efficiently. We periodically replace and upgrade certain portions of our systems software and hardware. We take a number of precautions against certain events that could disrupt our management information systems, including events associated with continuing software and hardware upgrades. Any damages or failure to our computer equipment, technology systems and the information stored in our data center could harm our business, financial condition and operating results.

     We also depend on statistical models developed to measure the effectiveness of our marketing programs and on employees who are knowledgeable about such models. We continually face risks regarding the availability and cost of labor, the potential need for additional capital equipment, plant and equipment obsolescence, quality control, excess or insufficient capacity and disruption in our operations. The loss of employees knowledgeable about our statistical models or a disruption in our online or photofinishing services could harm our business, financial condition and operating results.

Governmental regulation could harm our business

     Our operations, including our transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has recently enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. The law of the Internet remains largely unsettled and it may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation may apply to the Internet. Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet or in the imposition of taxes or fees on transactions conducted over the Internet. This could result in significant potential liability to us, as well as additional costs and technological challenges in complying with mandatory requirements.

Environmental regulations could harm our business

     Our photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to their storage, use, handling and disposal. We actively monitor our compliance with applicable regulations and work with regulatory authorities to ensure compliance. Changes in environmental regulations or in the kinds of chemicals used by us may impose the need for additional capital equipment or other requirements. Any failure by us to control the use or adequately restrict the discharge of hazardous substances under present or future regulations could subject us to substantial liability or cause suspension of our operations. Such liability or suspension of operations could harm our business, financial condition and operating results.

We could be required to collect taxes on the products we sell

     In accordance with current industry practice, we do not currently collect sales taxes or other taxes with respect to shipments of goods into states other than Washington. One or more states may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies which engage in electronic commerce as we do. A successful assertion by one or more states that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

     Recent federal legislation limits the imposition of US state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, US state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by US state and local governments would create administrative burdens for us and could reduce one competitive advantage that the purchase of goods over the Internet now possesses.

We may not be able to protect our intellectual property

     We consider a large portion of our PhotoWorks(R) software, our process for production of Pictures On Disk(R), and certain other processes to be proprietary. We have not filed any patents or patent applications, in part to avoid disclosure of our competitive strengths. We do attempt to protect our proprietary rights to software through a combination of the following:

     - copyright,
     - trademark and trade secret laws,
     - employee and third-party nondisclosure agreements,
     - restricting access to certain portions of our premises, and
     - contractual restrictions on use and disclosure in our end-user licenses.

The legal and practical enforceability and extent of liability for violations of license agreements are unclear.

Our stock price is highly volatile

     The market price of our common stock has been, and is likely to continue to be, volatile and subject to significant changes in response to a number of factors. Trading prices of our common stock may fluctuate in response to a number of events and factors, such as:

     - quarterly variations in operating results,
     - new products, services and strategic developments by us or our competitors,
     - changes in conditions or trends in our industry, and
     - changes in financial estimates and recommendations by securities analysts.

     Any of these events may cause our stock price to fall, which may adversely affect our business and financing opportunities. In addition, the stock market in general and the market prices for Internet-related companies in particular have experienced significant volatility that has at times been unrelated to such companies' operating performance. These broad market and industry fluctuations may adversely affect the trading price of our common stock regardless of our operating performance.

We may require additional funding

     During fiscal 2000, we had negative cash flow from operations of approximately $25 million, resulting from increased marketing expenses, a decline in net revenues, and increased product costs. Our cash and securities available-for-sale declined from $19.5 million at the beginning of the period to $2.7 million as of September 30, 2000 and our current ratio declined from 3.6 to 1.2.

     During fiscal 2000, a substantial portion of marketing expenses were incurred for brand advertising and customer acquisition. Marketing expenditures in fiscal 2000 were heavily focused on establishing a leadership position in the online photo space combined with rebranding and renaming the company from Seattle FilmWorks to PhotoWorks. We do not anticipate this level of marketing and advertising expenditures in future periods.* Additionally, direct marketing expenses will be reduced by utilizing more efficient communications with customers.* In November 2000, we realigned our organizational structure and reduced our workforce. We also expect to lower our production costs through a combination of greater capacity utilization and decreases in materials costs under signed vendor contracts.*

     The $7.6 million decline in net revenues from fiscal 1999 was due to two primary factors. We reduced pricing for certain of our photofinishing services as a result of increased competitive pressures from other online photo sites, and sales of certain photofinishing products and services declined, primarily Pictures On Disk and multiple sets of prints, due to customer acceptance of storing, viewing, and sharing images online. Additionally, sales from our ancillary wholesale and other businesses declined by approximately $2 million. As a result of the appeal of online storage, we incurred additional costs for image scanning and archiving equipment. Also, our initiatives to improve the overall customer experience, including quicker delivery of printed images and increased customer service costs, resulted in higher product costs.

     In addition to the above operational plans, we converted certain current liabilities to long term obligations and have secured a $2.5 million bridge line of credit. We believe that, under our current operational and financing plans outlined above, current cash balances and future cash flows will be sufficient to fund operations through at least the next twelve months.* However, our inability to successfully generate sufficient cash flow from operations would have a material adverse impact on our financial position and liquidity and may require us to further reduce our expenditures or seek additional capital to continue operations for at least the next twelve months.

We have adopted antitakeover protections

     In December 1999, our Board of Directors adopted a shareholder rights plan (commonly known as a poison pill) to make it more difficult for a shareholder to effect a change of control without the prior approval of our Board of Directors. The rights granted under the shareholder rights plan will cause substantial dilution to a person or group that acquires 15 percent or more of our common stock without the prior consent of our Board of Directors. However, the rights should not interfere with any tender offer or merger which is approved by the Board since the rights do not become exercisable if an offer or other acquisition is exempted by the Board. In addition, our Board of Directors has the authority, to issue and define the rights and preferences of up to 2,000,000 shares of Preferred Stock without shareholder approval. Certain factors may discourage takeover attempts or tender offers that could result in shareholders receiving a premium over the market price for the common stock or that shareholders may consider to be in their best interests. These factors include:

     - the shareholder rights plan,
     - certain provisions of our Articles, and
     - the Washington Business Corporation Act.


ITEM 2 - PROPERTIES

     The Company's headquarters are located in Seattle, Washington. This 60,000 square foot building which houses the Company's photofinishing and mail order operations, is occupied under a lease which expires in September 2005, with an option to extend for an additional five years.

     The Company has a lease agreement for 51,000 square feet of office and production space adjoining the Company's headquarters. This lease expires in September 2005, with an option to extend for an additional five years.

     The Company has a lease agreement for 8,700 square feet of office space which houses the Company's customer service department. The lease expires in September 2005, with an option to extend for an additional five years.

     The Company also occupies 80,000 square feet in a building primarily used for warehouse storage. This building, located in Seattle, Washington, is occupied under a three-year lease expiring January 31, 2001. The Company is currently renegotiating this lease.

     The Company has various leases for its retail store locations with lease terms generally ranging from three to five years.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. Sales of recycled cameras accounted for 4.3%, 4.1%, and 3.8% of the Company's net revenues during fiscal 2000, 1999 and 1998, respectively. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single use cameras. The Company has appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. In the appeal, as in the ITC proceeding, the issues have been and are vigorously contested.

     A complaint has been filed against the Company, since twice amended, by six individual plaintiffs who are suing on their own behalf and purportedly on behalf of a class of all private citizens and non-governmental entities who have received from the Company, and had the Company process, "C-41" 35mm color film from the Company or who have received replacement rolls of film from the Company after film processing. This complaint alleges that the Company has engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company must be processed only by the Company and that replacement film is "free". This complaint requests injunctive and declaratory relief and restitution and damages in unspecified amounts, and also requests trebling of damages and recovery of litigation expenses pursuant to the Washington Consumer Protection Act. The suit is in its early stages, and the court has not yet determined whether the individual plaintiffs will be permitted to prosecute the suit as a class action. The Company filed a motion for summary judgment dismissing the claims of four of the plaintiffs (two of the plaintiffs were added to the action by an amendment to the Complaint a few days before filing of the summary judgment motion). This motion was denied. Management of the Company intends to contest the suit vigorously, both as to the complaint's substantive allegations and as to whether the suit may properly be prosecuted as a class action.

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

                                                                 High          Low
                                                                 ----          ---
     Fiscal Year Ended September 30, 2000
          First Quarter................................         $ 4.38        $2.63
          Second Quarter...............................           8.13         2.56
          Third Quarter................................           7.00         2.88
          Fourth Quarter...............................           4.38         2.00
     Fiscal Year Ended September 25, 1999
          First Quarter................................         $ 6.44        $2.69
          Second Quarter...............................           5.88         2.94
          Third Quarter................................           4.50         2.88
          Fourth Quarter...............................           5.94         2.25

     On November 30, 2000, the last sale price reported for the Company's common stock was $1.34 per share and as of that date, the common stock was held by an estimated 8,100 shareholders with approximately 488 holders of record.

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

ITEM 6 - SELECTED FINANCIAL DATA

     The selected financial data set forth below with respect to the Company's consolidated statements of operations for the years ended September 30, 2000, September 25, 1999 and September 26, 1998 and the Company's consolidated balance sheets at September 30, 2000 and September 25, 1999 are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and their related footnotes. The selected statement of operations data for the years ended September 27, 1997 and September 28, 1996 and selected balance sheet data at September 26, 1998, September 27, 1997 and September 28, 1996 are derived from audited consolidated financial statements which are not included in this report.

                               PHOTOWORKS, INC.
                            SELECTED FINANCIAL DATA
                (in thousands, except per share and share data)

                                                                                Fiscal Years
                                              --------------------------------------------------------------------------
                                                  2000         1999                 1998           1997         1996
------------------------------------------------------------------------------------------------------------------------
Consolidated Statement of Operations Data:
-----------------------------------------

Net revenues                                  $    82,061   $    89,613         $    96,716   $   101,189   $    84,152

Gross profit                                       21,858        32,645              41,389        42,565        34,993

Operating expenses                                 57,323        48,940              31,202        27,752        23,084

Net income (loss)                                 (34,794)      (10,127)              7,575        10,145         8,017

Net income (loss) attributable to
    common shareholders                       $   (37,817)  $   (10,127)        $     7,575   $    10,145   $     8,017
                                              ===========   ===========         ===========   ===========   ===========

Diluted earnings (loss) per share             $     (2.12)  $      (.62)        $       .43   $       .57   $       .45
                                              ===========   ===========         ===========   ===========   ===========
Diluted earnings (loss) per share
    attributable to common shareholders       $     (2.31)  $      (.62)        $       .43   $       .57   $       .45
                                              ===========   ===========         ===========   ===========   ===========

Weighted average shares and
  equivalents outstanding - Diluted            16,389,000    16,299,000          17,474,000    17,770,000    17,726,000
                                              -----------   -----------         -----------   -----------   -----------

Consolidated Balance Sheet Data:
-------------------------------

Capitalized customer acquisition
  expenditures                                $         0   $         0  (*)    $    16,800   $    13,882   $    11,334

Total assets                                       24,662        41,100  (*)         55,116        51,366        37,826

Long-term obligations                               1,523           521                 706             0             0

Shareholders' equity                          $    13,004   $    32,321         $    43,701   $    37,601   $    26,675
                                              ===========   ===========         ===========   ===========   ===========

See notes to consolidated financial statements.

(*) During fiscal 1999, the Company fully amortized $16,800,000 of previously capitalized customer acquisition costs in addition to current period marketing costs.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

     This report contains forward-looking statements including, without limitation, statements identified by an asterisk (*). These statements relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect expectations and estimates of the Company's management. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading "Risk Factors" and elsewhere in this report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Overview

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading Internet photo services company dedicated to providing customers with innovative ways to create and tell the stories of their lives through photos.* PhotoWorks is a direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services.* The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R)and Seattle FilmWorks(R).

     To promote its service and products, the Company relies primarily on direct-marketing and online e-mail programs. The Company refines its introductory offer in an effort to improve its effectiveness and reach a broader market. Currently, the Company primarily uses an introductory offer designed to showcase the Company's PhotoWorks(R) service.* The introductory offer provides customers with free processing for their first roll of film if they provide an e-mail address for online delivery of their photos via PhotoWorks(R). In past years, the Company primarily relied on an introductory film offer to introduce potential customers to PhotoWorks products and services. The Company's introductory offers have been advertised through direct-response media, print media, and national advertising campaigns. The Company also promotes its introductory offers on its Web site (www.photoworks.com). In addition, the Company has a customer referral program for online and mail order customers which encourages existing customers to suggest family and friends that may be interested in the Company's services and products. In addition, the Company partners with other Internet companies to broaden the marketing of its PhotoWorks' services by providing customers with new and interesting ways to share their photos. Further, in fiscal 2000, the Company initiated an aggressive marketing campaign to promote its PhotoWorks brand and introduce its online services and products. The campaign included national print and media advertising combined with direct marketing mailings.

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

     Through fiscal 1998, capitalized customer acquisition costs were amortized over 36 months on an accelerated basis. Historical statistical data supported this amortization schedule as a good approximation of identifiable responses to specific customer acquisition marketing programs. As a result, this amortization estimate provided a good matching of the amortization of capitalized direct marketing costs with related revenue in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, Accounting for Advertising Costs ("SOP 93-7"). The Company had not sent repeat mailings of its introductory free film to households which had received such a mailing within the last 36 months, because to do so would have obscured the response rates to the initial mailing. Given the negative trend in identifiable response rates to the Company's marketing programs, management believed there was growing uncertainty about the reliability of historical response rates to predict future performance of its marketing programs. Consequently, effective in the first quarter of fiscal 1999, the Company began expensing all customer acquisition costs as incurred. In addition, management estimated twelve months to be the period in which the benefits of the previously capitalized marketing costs would be enjoyed before the benefits of those previous programs would be obscured by supplemental marketing efforts. Therefore, in fiscal 1999, the Company fully amortized the $16,800,000 of capitalized customer acquisition costs over a twelve month period on a straight-line basis. Accordingly, operating expenses related to customer acquisition activities increased significantly in fiscal 1999 compared to prior periods. Future periods may reflect increased or decreased customer acquisition costs due to the expensing of such costs as incurred, as well as the timing and magnitude of customer acquisition activities.*

     The net loss for fiscal 2000 was $34,794,000, compared to a net loss for fiscal 1999 of $10,127,000 and net income of $7,575,000 for fiscal 1998. The net loss for fiscal 2000 as compared to the net loss in fiscal 1999 was primarily due to increased operating expenses, primarily marketing expenses, combined with decreases in net revenues and gross profit. The net loss for fiscal 1999 as compared to net income in fiscal 1998 was primarily due to the accelerated amortization of previously deferred customer acquisition costs combined with the expensing of current period marketing costs and decreased net revenues. Operating results will fluctuate in the future due to a number of factors including changes in the seasonal nature and mix of sales, level and nature of marketing activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, conditions in the direct-to-consumer market and the online digital imaging and photofinishing industry in general.*

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Marketing expenses include costs associated with customer acquisition and retention, building brand awareness, and testing of new marketing programs. Research and development expenses consist primarily of costs incurred in developing computerized online image management concepts, developing online photo archiving and photo sharing services, online services, and creating equipment necessary to provide customers with new computer-related photographic services and products. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

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

Changes in the Photofinishing Industry

     During each of the last three fiscal years, the Company experienced a decline in revenues. The Company believes that this is primarily attributable to increased competition for photofinishing and digital imaging services. New competitors in the online photo industry resulted in significant increased competition. Also, the Company's traditional direct marketing techniques have been yielding lower response rates than the Company realized in past years. This may be due in part to a gradual market shift towards Advanced Photo Systems film format, single-use cameras and digital cameras away from traditional 35mm film.* The Company may not be successful in developing new direct marketing techniques which generate new profitable photofinishing customers. In addition, the photofinishing industry generally is experiencing little or no growth in revenues. This may be due in part to the declining prices for and increased availability and use of digital cameras. The Company is attempting to offset these factors by offering Internet-based digital image management services, such as free scanning and archiving of all rolls processed by the Company for customers who provide an e-mail address and, on a limited basis, an introductory offer of free film processing and scanning. In fiscal 2000, the Company also introduced services targeted at digital camera users. The PhotoWorks UpLoader product allows users of digital cameras to obtain high quality prints of their digital images through a simple up-load of their images to PhotoWorks. Management is investigating the development of additional products and services designed to establish the Company as the Internet site of choice for archiving, sharing, viewing and managing personal digital images. Management believes that this status will contribute to increased photofinishing revenues and sales of other image-related services. However, a number of other companies are attempting to establish this position. Competitors in this area include Kodak, which has teamed up with AOL, and other traditional providers of photofinishing services. Also, Internet start-ups are attempting to draw consumers to their sites by offering products and services similar to the Company's. The Company may not be successful against this competition. Even if the Company is able to establish a strong position among consumers for image management, it may not be able to generate significant revenues from this community.

Results of Operations

     The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                               Fiscal Years Ended
                                                  ---------------------------------------------
                                                  September 30,   September 25,   September 26,
                                                      2000            1999            1998
-----------------------------------------------------------------------------------------------
Net revenues                                          100.0%          100.0%          100.0%

Cost of goods and services                             73.4            63.6            57.2
                                                     ------          ------          ------

GROSS PROFIT                                           26.6            36.4            42.8

Operating expenses:
 Amortized customer acquisition costs                     -            18.7            17.1
 Marketing expenses                                    57.7            27.4             9.3
 Research and development                               3.5             2.3             0.6
 General and administrative                             8.6             6.2             5.2
                                                     ------          ------          ------
  Total operating expenses                             69.8            54.6            32.2
                                                     ------          ------          ------

INCOME (LOSS) FROM OPERATIONS                         (43.2)          (18.2)           10.6

Total other income                                      1.3             0.5             0.9
                                                     ------          ------          ------

NET INCOME (LOSS) BEFORE INCOME TAXES                 (41.9)          (17.7)           11.5

Benefit (provision) for income taxes                    (.5)            6.4            (3.7)
                                                     ------          ------          ------

NET INCOME (LOSS)                                     (42.4)%         (11.3)%           7.8%
                                                     ======          ======          ======

     Net revenues decreased 8.4% to $82,061,000 in fiscal 2000 compared to $89,613,000 in fiscal 1999. Net revenues decreased 7.3% to $89,613,000 in fiscal 1999 from $96,716,000 in fiscal 1998. The decreases in net revenues for fiscal years 2000 and 1999 were primarily due to lower photofinishing revenues which management attributes to increased competition. During fiscal 2000 photofinishing revenues declined primarily due to an overall decrease in revenue per roll, as compared to the fiscal 1999 period. The decline in revenue per roll is primarily due to aggressive pricing in the online photo space. Marketing promotions offering free film processing to first-time customers, combined with promotional and pricing decreases for products and services such as Pictures On Disk, 4 x 6 prints, second set of prints, and replacement film are the primary factors in the decline in net revenues. In addition, net revenues from ancillary businesses decreased by approximately $2,000,000. This decrease is primarily due to a decline in sales of wholesale film, which the Company phased out during the year and sold remaining assets in September 2000. In fiscal 1999, revenues were lower primarily due to lower retail pricing of major film brands and competition to traditional 35mm film from the Advanced Photo Systems format, single-use cameras and digital cameras. Fiscal 1999 was also affected by planned reductions in ancillary businesses primarily related to discontinued wholesale film sales in Asia and the Company's Photo Home Study course operations.

     Gross profit as a percentage of net revenues for fiscal 2000 declined to 26.6%, compared to 36.4% for fiscal 1999 and 42.8% for fiscal 1998. The decrease in gross profit in fiscal 2000 was primarily due to declines in overall net revenues per order as discussed above. In addition, gross margin reflects increased scanning and archiving costs for online services, labor, delivery costs, and overhead areas associated with the Company's services and products. Service enhancements such as a priority mail program and expanded e-mail communications with customers were enhanced in fiscal 2000 to provide better service to customers. Gross margin also includes depreciation and lease costs for archiving equipment and facilities. Fiscal 1999 gross profit decreased primarily due to lower net revenues compared to fiscal 1998 which has the effect of decreasing the operating leverage of fixed costs embedded in the cost of sales. The reduction in gross profit margin also reflects the cost of scanning photos online and the depreciation of the online archive. In addition, this reduction in fiscal 1999 reflected higher labor and material costs associated with the PhotoWorks(R) online services and products and to a lesser extent, retail operations. Fluctuations in gross profit is expected in future periods due to the seasonal nature of revenues, mix of product sales, level and nature of marketing activities and other factors.*

     Total operating expenses as a percentage of net revenues for fiscal 2000 were 69.8% compared to 54.6% for fiscal 1999 and 32.2% for fiscal 1998. The increase in operating costs as a percentage of net revenues for fiscal 2000 was primarily due to significant increases in marketing expenditures as compared to fiscal 1999. As previously discussed, the Company launched an aggressive marketing campaign in the Spring of fiscal 2000 to establish a leadership position in the online photo space and with its PhotoWorks brand. The Company does not anticipate this level of marketing and advertising expenditure in future periods.* The Company also incurred additional expenditures in research and development and general and administrative expenses in fiscal 2000 primarily related to its online and digital initiatives. In fiscal 1999, operating expenses included the acceleration in amortization of previously deferred customer acquisition costs of $16,800,000 combined with planned increases in marketing expenditures.* In addition, operating expenses in fiscal 1999 include higher research and development costs related to the Company's new online services and products. The Company is actively marketing its online PhotoWorks(R) services and plans continued marketing expenditures to acquire and retain customers interested in the Company's digital and online services and products.* Future periods may reflect increased or decreased operating expenses due to the timing and magnitude of marketing activities as well as expenditures related to develop its online services and products.*

     Marketing expenses in fiscal 2000 increased as a percentage of net revenues to 57.7% compared to 27.4% in fiscal 1999 and 9.3% in fiscal 1998. Marketing expenditures in fiscal 2000 were heavily focused on establishing a leadership position in the online photo space combined with rebranding and renaming the company from Seattle FilmWorks to PhotoWorks. The increased marketing expense included a national brand advertising campaign to promote brand awareness combined with a major direct mail and Internet campaign to acquire new customers interested in its online and digital services and products. The Company does not anticipate this level of marketing and advertising expenditure in future periods.* The increase in marketing expenses in fiscal 1999 was primarily due to the expensing of current period marketing costs which had been capitalized in prior periods. Previously, such costs were deferred and amortized and were reflected as amortized customer acquisition costs rather than directly as marketing expenditures.

     Research and development expenses in fiscal 2000 were $2,924,000 as compared to $2,049,000 for fiscal 1999 and $588,000 for fiscal 1998. The increase in research and development expenses in fiscal 2000 and 1999 is primarily due to increased investment in the Company's online and digital services and products.

     General and administrative expenses increased to $7,061,000 in fiscal 2000 as compared to $5,519,000 in fiscal 1999 and $5,057,000 in fiscal 1998. General and administrative costs increased in fiscal 2000 as compared to fiscal 1999 primarily as a result of increases in information technology systems to support the expanding computer based and Internet related operations. General and administrative expenses also increased in fiscal 2000 due to increased costs associated with wages, recruiting, legal fees, and shareholder relations. General and administrative expenses will include ongoing legal expenses related to a lawsuit filed in March 2000. Fiscal 1999 expenses increased as compared to fiscal 1998 primarily due to labor and equipment cost increases to support the Company's management and information systems.

     Total other income in fiscal 2000 was $1,099,000 as compared to $403,000 in fiscal 1999 and $940,000 in fiscal 1998. Fiscal 2000 other income included increased interest income from higher cash and short-term investment balances following the sale of Series A preferred stock in February 2000. The decrease in total other income in fiscal 1999 as compared to fiscal 1998 was due primarily to losses related to the disposal of certain assets.

     Federal income tax expense in fiscal 2000 was $428,000 compared to a benefit of $5,765,000 in fiscal 1999 and expense of $3,552,000 in fiscal 1998. In the second quarter of fiscal 2000, it was determined that due to the Company's continued focus on marketing and promotional activities related to its digital imaging and online services, and the effects of such costs on its ongoing profitability, it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. Utilization of the remaining net deferred tax assets of approximately $12,691,000 is dependent on future profits that are not assured.

     Net loss in fiscal 2000 increased to $34,794,000 or 42.4% of net revenues as compared to a net loss of $10,127,000, or 11.3% of net revenues, in fiscal 1999 and net income in fiscal 1998 of $7,575,000. The fiscal 2000 period increases in net loss were primarily due to increased operating expenses, primarily marketing expenses, combined with decreases in net revenues and gross profit. The net loss for the fiscal 1999 periods included previously deferred customer acquisition costs combined with current marketing costs as discussed in operating expenses above.

Liquidity and Capital Resources

     Net cash used in operating activities in fiscal 2000 was $25,051,000 compared to net cash from operating activities in fiscal 1999 of $8,922,000, and $10,622,000 in fiscal 1998. The decrease in cash provided by operating activities for fiscal 2000 was primarily a result of the net loss for fiscal 2000 adjusted for depreciation and amortization and net changes in receivables, inventories, payables, and other, partially offset by prepaid promotional expenditures. The decrease in cash provided by operating activities for fiscal 1999 was primarily a result of the net loss adjusted for depreciation and amortization, deferred taxes, and net changes in receivables, inventories, payables, and other.

     Net cash used in investing activities was $3,574,000 in fiscal 2000, $4,235,000 in fiscal 1999, and $5,264,000 in fiscal 1998. Net cash used in investing activities in fiscal years 2000, 1999, and 1998 was primarily for purchase of furniture, fixtures and equipment. Net cash used in investing activities was partially offset by proceeds from sales of securities.

     Net cash from financing activities was $15,253,000 in fiscal 2000, and net cash used in financing activities in fiscal 1999 and 1998 was $1,466,000 and $3,830,000. The increase in net cash from financing activities in fiscal 2000 compared to fiscal 1999 was primarily due to the sales of Series A Preferred shares in February 2000. The decrease in cash used in financing activities in fiscal 1999 compared to fiscal 1998 was primarily due to a decrease in the repurchase of common stock by the Company.

     The ratio of current assets to current liabilities for the Company was 1.2 to 1 at the end of fiscal 2000, compared to 3.6 to 1 at the end of fiscal 1999. The decrease is primarily due to decreases in cash and securities-available-for-sale of $16,863,000 primarily due to operating losses.

     Net capital expenditures during fiscal 2000 totaled $7,234,000 principally for photofinishing equipment, data storage equipment and computer network equipment to support the Company's digital and online archive and image management services. In fiscal 1999, net capital expenditures were $4,337,000 principally for photofinishing equipment, data processing equipment and for leasehold improvements. The Company has plans for capital expenditures as needed, although at this time it has no binding commitments.*

     As of December 15, 2000, the Company's principal sources of liquidity included $977,000 in cash. The Company currently anticipates that existing funds, together with anticipated future cash flows from operations combined with an unused $2,500,000 line of credit, will be sufficient to finance its operations, including planned capital expenditures, and to service its indebtedness for the foreseeable future.* However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future. See Item 1 of Part I-"Risk Factors."

Inflation

     The results of the Company's operations have not been significantly affected by inflation during any of the last three fiscal years.

Adoption of Accounting Standards

     In March 2000, the Financial Accounting Standards Boards ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The interpretation provides guidance regarding the application of APB Opinion No. 25 for certain issues related to stock compensation. The interpretation is effective July 1, 2000. As of July 1, 2000, the Company had a total of 48,750 stock options subject to variable accounting, which will be measured quarterly against the July 3, 2000 stock price of $3.06. The difference, to the extent that it exceeds the $3.06 price, will be recognized as non-cash compensation expense. To date, no expense has been recognized.

     In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14 "Accounting for Certain Sales Incentives." The consensus addressed the recognition, measurement and income statement classification for sales incentives such as discounts and coupons offered by a vendor to customers for use in a single exchange transaction. The implementation date of this consensus is the fourth quarter of a registrants fiscal year beginning after December 15, 1999. The Company implemented EITF 00-14 in the fourth quarter of fiscal 2000 and reclassified sales incentives in the amount of $488,000 for the year.

     The Company will adopt Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," at the beginning of fiscal year 2001. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or overall trends in the results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not material.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages 30 through 47.

               Report of Ernst & Young LLP, Independent Auditors


Shareholders and Board of Directors
PhotoWorks, Inc.

     We have audited the accompanying consolidated balance sheets of PhotoWorks, Inc. (the Company) as of September 30, 2000 and September 25, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhotoWorks, Inc. at September 30, 2000 and September 25, 1999, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/ ERNST & YOUNG LLP


Seattle, Washington
November 10, 2000
Except for Note C, as to which the date is December 20, 2000

                               PHOTOWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except per share and share data)

                                                      ASSETS
                                                                                    September 30,      September 25,
                                                                                        2000               1999
                                                                                    -------------      -------------
CURRENT ASSETS
  Cash and cash equivalents                                                          $     1,629        $    15,001
  Securities available-for-sale                                                            1,022              4,513
  Accounts receivable, net of allowance for doubtful accounts
   of $79 and $123 in 2000 and 1999, respectively                                          1,300              1,460
  Inventories                                                                              5,562              6,475
  Prepaid promotional expenditures                                                         1,412                  -
  Prepaid income taxes                                                                       970              1,439
  Other prepaid expenses                                                                     377                431
  Deferred income taxes                                                                        -                645
                                                                                     -----------        -----------
   TOTAL CURRENT ASSETS                                                                   12,272             29,964

Furniture, fixtures, and equipment,
  at cost, less accumulated depreciation (Note E)                                         12,390             10,424

 Deferred income taxes                                                                         -                689

Deposits and other assets                                                                      -                 23
                                                                                     -----------        -----------

   TOTAL ASSETS                                                                      $    24,662        $    41,100
                                                                                     ===========        ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                                                    $     5,478        $     4,599
 Accrued compensation                                                                      1,854              1,928
 Accrued expenses                                                                          1,726              1,538
 Current portion of note payable                                                             821                  -
 Current portion of capital lease obligation                                                 250                186
 Income taxes payable                                                                          6                  7
                                                                                     -----------        -----------
 TOTAL CURRENT LIABILITIES                                                                10,135              8,258

Note payable, net of current portion (Note C)                                              1,231                  -
Capital lease obligations, net of current portion (Note D)                                   292                521
                                                                                     -----------        -----------

 TOTAL LIABILITIES                                                                        11,658              8,779

SHAREHOLDERS' EQUITY (Notes H and I)
 Preferred Stock, $.01 par value, authorized 2,000,000 shares, issued and
   Outstanding 15,000 in 2000                                                                  -                  -
 Common Stock, $.01 par value, authorized 101,250,000 shares, issued and
   outstanding  16,505,659 and 16,303,460 in 2000 and 1999, respectively                     165                163
 Additional paid-in capital                                                               15,629                154
 Retained earnings (deficit)                                                              (2,790)            32,004
                                                                                     -----------        -----------
   TOTAL SHAREHOLDERS' EQUITY                                                             13,004             32,321
                                                                                     -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $    24,662        $    41,100
                                                                                     ===========        ===========

See notes to consolidated financial statements.

                               PHOTOWORKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share and share data)

                                                              Fiscal Years Ended
                                                  ---------------------------------------------
                                                  September 30,   September 25,   September 26,
                                                     2000            1999            1998
-----------------------------------------------------------------------------------------------
Net revenues                                       $    82,061     $    89,613     $    96,716

Cost of goods and services                              60,203          56,968          55,327
                                                   -----------     -----------     -----------

GROSS PROFIT                                            21,858          32,645          41,389

Operating expenses:
 Amortized customer acquisition costs (Note F)               -          16,800          16,558
 Marketing expenses                                     47,338          24,572           8,999
 Research and development                                2,924           2,049             588
 General and administrative                              7,061           5,519           5,057
                                                   -----------     -----------     -----------
  Total operating expenses                              57,323          48,940          31,202
                                                   -----------     -----------     -----------

INCOME (LOSS) FROM OPERATIONS                          (35,465)        (16,295)         10,187

Other income (expense):
 Interest income                                         1,109             797             731
 Nonoperating income (expense), net                        (10)           (394)            209
                                                   -----------     -----------     -----------
  Total other income                                     1,099             403             940
                                                   -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                      (34,366)        (15,892)         11,127

Benefit (provision) for income taxes (Note G)             (428)          5,765          (3,552)
                                                   -----------     -----------     -----------

NET INCOME (LOSS)                                      (34,794)        (10,127)          7,575

Preferred stock accretion (Note H)                      (3,023)              -               -
                                                   -----------     -----------     -----------

NET INCOME (LOSS) ATTRIBUTABLE
 TO COMMON SHAREHOLDERS                            $   (37,817)    $   (10,127)    $     7,575
                                                   ===========     ===========     ===========

Diluted earnings (loss) per share                  $     (2.12)    $      (.62)    $       .43
                                                   ===========     ===========     ===========
Basic earnings (loss) per share                    $     (2.12)    $      (.62)    $       .45
                                                   ===========     ===========     ===========

Diluted earnings (loss) per common share           $     (2.31)    $      (.62)    $       .43
                                                   ===========     ===========     ===========
Basic earnings (loss) per common share             $     (2.31)    $      (.62)    $       .45
                                                   ===========     ===========     ===========

Weighted average shares and
 equivalents outstanding - Diluted                  16,389,000      16,299,000      17,474,000
                                                   ===========     ===========     ===========
Weighted average shares - Basic                     16,389,000      16,299,000      16,652,000
                                                   ===========     ===========     ===========

See notes to consolidated financial statements.

                               PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (in thousands, except share data)

                                                        Preferred Stock         Common Stock
                                                        ---------------         ------------
                                                                                                      Retained
                                                     Shares        Par         Shares     Par     Paid-In   Earnings
                                                  Outstanding     Value     Outstanding  Value    Capital   (Deficit)   Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AS OF SEPTEMBER 27, 1997                                $       -    16,436,258  $  164  $   2,459  $  34,978  $ 37,601

 Stock options exercised                                                      1,013,618      10        778                  788
 Income tax benefit of stock options                                                                 2,266                2,266
 Employee stock purchase plan                                                    35,382       1        299                  300
 Purchase and retirement of Common Stock                                       (843,367)     (8)    (4,821)              (4,829)
 Net income                                                                                                     7,575     7,575
                                                  -----------   ---------  ------------  ------  ---------  ---------  --------

BALANCE AS OF SEPTEMBER 26, 1998                                        -    16,641,891     167        981     42,553    43,701

 Stock options exercised                                                         60,412                 26                   26
 Income tax benefit of stock options                                                                    40                   40
 Employee stock purchase plan                                                    67,157       1        172                  173
 Purchase and retirement of Common Stock                                       (466,000)     (5)    (1,065)      (422)   (1,492)
 Net loss                                                                                                     (10,127)  (10,127)
                                                  -----------   ---------  ------------  ------  ---------  ---------  --------

BALANCE AS OF SEPTEMBER 25, 1999                                        -    16,303,460     163        154     32,004    32,321

 Issuance of Preferred Stock                           15,000           -                           14,936               14,936
 Stock options exercised                                                        122,262       1        318                  319
 Employee stock purchase plan                                                    79,937       1        221                  222
 Net loss                                                                                                     (34,794)  (34,794)
                                                  -----------   ---------  ------------  ------  ---------  ---------  --------
BALANCE AS OF SEPTEMBER 30, 2000                       15,000   $       -    16,505,659  $  165  $  15,629  $  (2,790) $ 13,004
                                                  ===========   =========   ===========  ======  =========  =========  ========

See notes to consolidated financial statements.

                               PHOTOWORKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 Fiscal Years Ended
                                                                     -------------------------------------------
                                                                     September 30,  September 25,  September 26,
                                                                        2000             1999           1998
----------------------------------------------------------------------------------------------------------------
  OPERATING ACTIVITIES:
  --------------------
   Net income (loss)                                                 $   (34,794)    $   (10,127)    $     7,575
   Charges to income not affecting cash:
    Depreciation                                                           5,042           4,648           3,422
    Loss on disposal of furniture, fixtures, and equipment                   116             349              21
    Amortization of non-compete                                                -               -             375
    Deferred income taxes                                                  1,334          (6,171)            755
   Net change in receivables, inventories,
    payables, and other                                                    4,663           3,302           1,302
   Prepaid promotional expenditures, net                                  (1,412)            121              90
   Additions to capitalized customer
    acquisition expenditures                                                   -               -         (19,476)
   Amortization of capitalized customer
    acquisition expenditures                                                   -          16,800          16,558
                                                                     -----------     -----------     -----------
  NET CASH FROM (USED IN) OPERATING ACTIVITIES                           (25,051)          8,922          10,622

  INVESTING ACTIVITIES:
  --------------------
   Purchase of furniture, fixtures, and equipment                         (7,234)         (4,337)         (5,794)
   Sales of furniture, fixtures, and equipment                               169              60              23
   Purchases of securities available-for-sale                            (13,740)         (3,021)         (4,898)
   Sales of securities available-for-sale                                 17,231           3,063           5,405
                                                                     -----------     -----------     -----------
  NET CASH USED IN INVESTING ACTIVITIES                                   (3,574)         (4,235)         (5,264)

  FINANCING ACTIVITIES:
  --------------------
   Proceeds from issuance of Preferred Stock                              14,936               -               -
   Proceeds from issuance of Common Stock                                    541             199           1,088
   Payment on purchase of Common Stock                                         -          (1,492)         (4,829)
   Payment on capital lease obligations                                     (224)           (173)            (89)
                                                                     -----------     -----------     -----------
  NET CASH FROM (USED) IN FINANCING ACTIVITIES                            15,253          (1,466)         (3,830)
                                                                     -----------     -----------     -----------
  INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                      (13,372)          3,221           1,528

  Cash and cash equivalents
   at beginning of year                                                   15,001          11,780          10,252
                                                                     -----------     -----------     -----------

  CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                    $     1,629     $    15,001     $    11,780
                                                                     ===========     ===========     ===========

Supplemental cash flow information:
----------------------------------
 Cash paid for interest                                              $        43     $        53     $        26
 Cash paid for income taxes                                          $         0     $     1,450     $     3,315

Supplemental non-cash financing and investing activity:
------------------------------------------------------
 Capital lease obligation incurred                                   $        59               -     $       969
 Conversion of accounts payable to notes payable                     $     2,052               -               -

See notes to consolidated financial statements.

                               PHOTOWORKS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a leading photo services company, dedicated to providing its customers with innovative ways to enjoy and use their photos. The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000. The PhotoWorks service provides film and image processing and online image storage and management services to both traditional and digital camera users, providing customers the easiest way to store and organize photos online, share them with friends and family, and order reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). To a lesser extent, the Company provides photo-related products on a wholesale basis.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include PhotoWorks, Inc. and its subsidiaries, all of which are wholly-owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand and highly liquid short-term investments with a maturity date of three months or less on the date of purchase.

SECURITIES AVAILABLE-FOR-SALE: Securities available-for-sale consists primarily of government securities. Company policy limits the amount of credit exposure with any one financial institution. Securities available-for-sale are carried at amortized cost, which approximates market, and unrealized holding gains and losses are not material.

OTHER FINANCIAL INSTRUMENTS: The carrying values of financial instruments such as trade receivables and payables, approximate their fair values, based on the short-term maturities of these instruments.

ACCOUNTS RECEIVABLE: Accounts receivable primarily includes amounts due from wholesale customers from the sale of single-use cameras. An allowance for doubtful accounts is established for an estimate of bad debts.

INVENTORIES: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of single-use cameras, film, and photofinishing supplies.

ADVERTISING AND PREPAID PROMOTIONAL EXPENDITURES: Prepaid promotional expenditures consist of deposits made for direct advertising to be mailed in future periods and prepaid amounts for Internet advertising. Direct mail promotional costs are recorded as expenses during the period in which the promotional materials are mailed. Internet advertising is expensed on a straight-line basis over the periods in which the advertising takes place. Under the Internet advertising program, the Company has commitments in fiscal 2001 of approximately $1,000,000 pursuant to terms and conditions of agreements.

DEPRECIATION: Furniture, fixtures, and equipment are depreciated using the straight-line method based on the estimated useful asset lives, ranging from two to five years. Expenditures for major remodeling and improvements of leasehold properties are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset.

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

INCOME TAXES: The benefit or provision for federal income taxes is computed based on pretax income reported in the consolidated financial statements. The benefit or provision for income taxes may differ from income taxes currently payable or receivable, because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. In the current year, net operating losses for both book and tax purposes exceeded amounts available for operating loss carryback. Due to the uncertainty of the recoverability of these deferred assets, a valuation allowance has been recorded against tax assets.

EARNINGS PER SHARE: The Company calculates earnings per share in accordance with the Financial Accounting Standards board Statement of Financial Accounting Standards No.128, "Earnings per Share". Net loss per share and per common share is based on the weighted average number of common shares outstanding. Convertible preferred shares, outstanding warrants, and stock options to purchase shares of common stock were excluded from the computation of earnings per share because their effect was antidilutive. See Note K and Note H.

STOCK-BASED COMPENSATION: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosure of diluted earnings per share under Statement 123 is provided in Note I to the consolidated financial statements.

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company's products and services will not be returned but customers can request a refund if not satisfied.
During fiscal year 2000 refunds were less than 1% of net revenues. An allowance is recorded for expected future returns.

SEGMENT REPORTING: The Company currently operates in one principal business segment.

NEW ACCOUNTING STANDARDS: In May 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-14 "Accounting for Certain Sales Incentives."
The consensus addressed the recognition, measurement and income statement classification for sales incentives such as discounts and coupons offered by a vendor to customers for use in a single exchange transaction. The implementation date of this consensus is the fourth quarter of a registrants fiscal year beginning after December 15, 1999. The Company implemented EITF 00-14 in the fourth quarter of fiscal 2000 and reclassified sales incentives in the amount of $488,000 for the year.

The Company will adopt Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," at the beginning of fiscal year 2001. The Standard will require the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or overall trends in the results of operations.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A --  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year's presentation.


NOTE B-- LIQUIDITY

During fiscal 2000, the Company had negative cash flow from operations of approximately $25 million, resulting from increased marketing expenses, a decline in net revenues, and increased product costs. Cash and securities available-for-sale declined from $19.5 million at the beginning of the period to $2.7 million as of September 30, 2000 and the Company's current ratio declined from 3.6 to 1.2.

The $7.6 million decline in net revenues from fiscal 1999 was due to two primary factors. The Company reduced pricing for certain of its photofinishing services as a result of increased competitive pressures from other online photo sites and sales of certain photofinishing products and services declined, primarily Pictures-on-Disk and multiple sets of prints, due to customer acceptance of storing, viewing, and sharing images online. Additionally, sales from ancillary wholesale and other businesses declined by approximately $2 million. As a result of the appeal of online storage, the company incurred additional costs for image scanning and archiving equipment. Also, initiatives to improve the overall customer experience, including quicker delivery of printed images and increased customer service costs, resulted in higher product costs.

The PhotoWorks online consumer archive remains the largest on the Internet. Management believes growth in the size of the archive represents the increased investment of personal equity that customers have placed in PhotoWorks' online imaging services and that, ultimately, the financial value of the archive will be realized in increased customer loyalty, and utilization of new and innovative online product offerings, including albums, greeting cards, frames, and other photo gifts. During fiscal 2000, a substantial portion of marketing expenses were incurred for brand advertising and customer acquisition that was undertaken pursuant to the Company's corporate name change. Marketing expenditures in fiscal 2000 were heavily focused on establishing a leadership position in the online photo space combined with rebranding and renaming the company from Seattle FilmWorks to PhotoWorks. The Company does not anticipate this level of marketing and advertising expenditures in future periods. Additionally, direct marketing expenses will be reduced by utilizing more efficient communications with customers. In November 2000, the Company realigned its organizational structure and reduced its workforce. The Company also expects to lower its production costs through a combination of greater capacity utilization and decreases in materials costs under signed vendor contracts.

In addition to the above operational plans, the Company has converted certain current liabilities to long term obligations and has secured a $2.5 million bridge line of credit, both of which are more fully described in Note C.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  B--LIQUIDITY (continued)

Management believes that, under its current operational and financing plans outlined above, current cash balances and future cash flows will be sufficient to fund operations through at least the next twelve months. However, the Company's inability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position and liquidity and may require the Company to further reduce its expenditures or seek additional capital to enable it to continue operations for at least the next twelve months.


NOTE C--SUBSEQUENT EVENTS

In November 2000, the company converted $2.1 million of accounts payable to a note, bearing 12% interest. Interest only payments are due monthly and the principal will be paid in five equal quarterly installments commencing on March
23, 2001.   Principal payments in fiscal 2001 total $821,000 and principal payments in fiscal 2002 total $1,231,000.

On December 20, 2000, the Company closed on a bridge line of credit for up to $2.5 million, secured by assets of the Company. Any draws on this line bear interest at the prime rate plus 2% (11.5% as of the closing date). No amounts have been borrowed against this line of credit. Any amounts borrowed are due upon the earlier of April 30, 2001, or upon closing of the next round of equity financing. In connection with this note, warrants were issued to purchase 72,727 shares of Common Stock with an exercise price of $1.00.


NOTE D--PROPERTY AND LEASES

The Company has three operating leases related to its main operating facilities. All three leases, totaling 115,000 square feet, expire in September 2005, with five-year options to extend through September 2010. Rental payments under these three leases total approximately $994,000 for each of the next five years. The Company also has a lease agreement for warehouse space which expires in January 2001. Additionally, the Company has various operating leases for its retail stores, with lease terms generally ranging from three to five years.

During fiscal 1998, the Company entered into a five-year capital lease to finance the purchase of certain equipment. In fiscal 2000, the Company financed the purchase of certain equipment under a two-year capital lease transaction.

In November 1999, the Company began leasing the majority of new equipment needed to archive and retrieve customers' digital images under two-year operating leases. These leases are generally for two years commencing on the in-service date of the particular equipment.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  D--PROPERTY AND LEASES (continued)

At September 30, 2000, future minimum payments under capital leases and non-cancelable operating leases are as follows:

                                               Capital   Operating
                                                Lease     Leases
==================================================================
                                                 (in thousands)

Fiscal 2001                                       $278      $2,713
Fiscal 2002                                        210       1,721
Fiscal 2003                                         96       1,164
Fiscal 2004                                          0       1,042
Fiscal 2005                                          0       1,034
Thereafter                                           0           -
                                                  ----      ------
                                                   584      $7,674
Amounts representing interest                      (42)     ======
                                                  ----
Present value of net minimum lease payments
  (including current portion of $250)             $542
                                                  ====

Rental expense relating to facilities operating leases for fiscal years 2000, 1999, and 1998, was $1,580,000, $1,478,000, and $1,119,000, respectively.
Rental expense relating to equipment operating leases for fiscal year 2000 was $614,000. Interest expense relating to the capital lease was $43,000, $53,000, and $26,000 for fiscal years 2000, 1999 and 1998, respectively.

NOTE  E --  FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment, at cost, consist of the following:
                                                    September 30,  September 25,
                                                        2000           1999
================================================================================
                                                          (in thousands)
Furniture, fixtures, and equipment                    $ 25,119       $ 21,134
Equipment under capital lease                            1,028            969
Leasehold improvements                                   4,732          4,102
                                                      --------       --------
                                                        30,879         26,205
Less accumulated depreciation and amortization         (18,489)       (15,781)
                                                      --------       --------

                                                      $ 12,390       $ 10,424
                                                      ========       ========

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  F --  CAPITALIZED CUSTOMER ACQUISITION EXPENDITURES

Historically, the Company's principal technique for acquiring new customers was its Introductory Offer of two rolls of 35mm film for $2.00 or less. Prior to the first quarter of fiscal 1999, the direct costs of customer acquisition were deferred as capitalized customer acquisition expenditures. During the fourth quarter of fiscal 1998, the overall performance of the customer acquisition programs showed a decline and management concluded the lower response rates to customer acquisition programs required an adjustment to the amount of capitalized costs associated with those programs. Accordingly, the Company reduced the capitalized customer acquisition cost asset by $613,000 to its net realizable value in the fourth quarter of fiscal 1998. Effective in the first quarter of fiscal 1999, the Company began expensing customer acquisition costs as incurred. The September 26, 1998 deferred capitalized customer acquisition balance of $16,800,000 was fully amortized during fiscal 1999.

NOTE  G--  INCOME TAXES

The provision for income taxes is as follows (in thousands):
                                                2000      1999     1998
===============================================================================
Benefit (provision) for income taxes:
     Current                                   $   906   $ (406)  $(2,797)
     Deferred                                   (1,334)   6,171      (755)
                                               -------   ------   -------
                                               $  (428)  $5,765   $(3,552)
                                               =======   ======   =======

A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:
                                                  2000     1999   1998
===============================================================================
Statutory tax rate                               (35.0)%  (34.0)%    34.0%
Research and development tax credits               (.4)     (.6)      (.4)
Tax exempt interest                                (.2)     (.5)      (.8)
Other, net                                         (.1)    (1.2)      (.9)
Valuation allowance                               36.9        -         -
                                                ------    ------     ----
                                                   1.2%   (36.3)%    31.9%
                                                ======    =====      ====

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  G--  INCOME TAXES (continued)

Principal items comprising the cumulative deferred income taxes are as follows:

                                                2000          1999
===============================================================================
Deferred tax assets:
 Net operating loss carryforward            $ 10,725        $    -
 Depreciation and amortization                   746           458
 Accrued expenses                                660           544
 Tax credit carryforwards                        332           144
 Non-compete agreement                           296           332
 Other                                            34            65
                                            --------        ------
Total deferred tax assets                     12,793         1,543
                                            --------        ------

Deferred tax liabilities:
 Other liabilities                               102           209
                                            --------        ------
Total deferred tax liabilities                   102           209
                                            --------        ------

Valuation Allowance                          (12,691)            -
                                            --------        ------

Net deferred tax assets                     $      0        $1,334
                                            ========        ======

The net operating loss carry forward expires in 2020. Tax credit carry forwards of $105,000 relate to minimum tax credits and have no expiration date. The remaining tax credit carry forwards are related to research and development and $96,000 of these expire in 2019 and $131,000 expire in 2020.


NOTE  H --  SHAREHOLDERS' EQUITY

Convertible Preferred Stock

In February 2000, the Company completed a private offering of 15,000 shares of Series A convertible preferred stock for $14,936,000, net of offering costs of $65,000. The shares of Series A preferred stock have a conversion price of $4.75 and include warrants to purchase common stock at an exercise price of $6.00 per share. The shares of Series A preferred stock are convertible into a total of 3,157,895 shares of common stock and the warrants are exercisable to purchase a total of 789,474 shares of common stock which are reserved for issuance. The shares are convertible at the holder's option at any time and may be redeemed by the Company for $4.75 per share any time after February 14, 2003.

The holders of Series A preferred stock have preferential rights to receive dividends at the rate of 6% but only when and if declared by the Company's Board of Directors. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted.

The difference between the conversion price of $4.75 and the market value of the common stock on the date of closing and the fair value of the warrants was recorded as a $3,023,000 discount to paid in capital and was accreted over the six-month holding period prior to eligible conversion of the Series A preferred stock. The preferred stock accretion is a deduction of amounts available to common shareholders in earnings per share calculations.

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE  H --  SHAREHOLDERS' EQUITY (Continued)

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for developing its business.


NOTE  I --  STOCK-BASED COMPENSATION

Stock Options

Pursuant to Stock Option Plans adopted in 1982 and 1987, options may be granted to purchase up to 6,904,688 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted. Options generally vest over four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

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

On October 20, 1999 the Board of Directors adopted the PhotoWorks, Inc. 1999 Employee Stock Option Plan. Employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Officers and directors are not eligible to participate. Pursuant to this plan, options may be granted to purchase up to 800,000 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted.

In February 2000, shareholders approved the 1999 Stock Incentive Compensation Plan. Officers, directors, employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Pursuant to this plan, options may be granted to purchase up to 800,000 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted.

In addition, options were granted outside the above plans as one time grants to recruit certain executives. During fiscal 2000, options totaling 80,000 were granted outside the above plans.

Options generally vest over four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE I -- STOCK-BASED COMPENSATION (Continued)

The following schedule summarizes stock option activity for fiscal years 1998, 1999, and 2000.

                                          Number         Price Per      Weighted Average
                                        of Shares         Share          Exercise Price
===========================================================================================
  Balance at September 27, 1997         1,897,638      $0.21 - $14.67        $ 3.75
    Granted during 1998                   206,650      $3.75 - $11.31        $ 8.96
    Canceled during 1998                  (29,677)     $2.67 - $14.67        $11.23
    Exercised during 1998              (1,013,618)     $0.21 - $ 4.96        $ 0.78
                                       ----------

  Balance at September 26, 1998         1,060,993      $0.21 - $14.67        $ 7.41
    Granted during 1999                   415,515      $2.50 - $ 5.00        $ 3.50
    Canceled during 1999                 (352,557)     $2.70 - $14.67        $ 9.20
    Exercised during 1999                 (60,412)     $0.21 - $ 2.70        $ 0.44
                                       ----------

  Balance at September 25, 1999         1,063,539      $0.67 - $13.06        $ 5.69
    Granted during 2000                 1,388,900      $2.78 - $12.00        $ 4.41
    Canceled during 2000                 (303,495)     $3.06 - $12.00        $ 5.36
    Exercised during 2000                (122,262)     $0.67 - $ 6.30        $ 2.61
                                       ----------

  Balance at September 30, 2000         2,026,682      $1.00 - $13.06        $ 5.05

The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 30, 2000.

                    Options Outstanding                Options Exercisable
                 -------------------------            ---------------------
                               Remaining
   Range of        Options    Contractual   Exercise    Options    Exercise
Exercise Prices  Outstanding  Life (Years)   Price    Exercisable   Price
---------------  -----------  ------------  --------  -----------  --------
$ 0.00 - $ 1.46       12,150      1.0        $ 1.38       12,150    $ 1.38
$ 1.47 - $ 2.93      225,850      4.0        $ 2.60       62,600    $ 2.15
$ 2.94 - $ 4.40      974,207      3.9        $ 3.34      198,071    $ 3.53
$ 4.41 - $ 5.86      299,300      4.5        $ 4.75       50,250    $ 4.50
$ 5.87 - $ 7.33       99,300      4.4        $ 6.05       40,500    $ 6.07
$ 7.34 - $ 8.80       56,650      4.4        $ 7.51       56,450    $ 7.50
$ 8.81 - $10.26      114,900      2.4        $ 9.16       74,775    $ 9.14
$10.27 - $11.73       68,825      0.4        $11.26       68,775    $11.26
$11.74 - $13.20      175,500      3.4        $12.00       69,824    $12.00
                   ---------                            --------    ------

                   2,026,682                             633,395    $ 6.38

Options considered fully vested as of September 30, 2000, September 25, 1999, and September 26, 1998 were 633,395, 642,799, and 702,217, respectively, at weighted average exercise prices of $6.38, $6.28, and $6.10, respectively. Shares of Common Stock reserved for issuance under stock option plans totaled 2,686,840 at September 30, 2000, of which 740,158 shares were available for options to be granted in the future. As of September 30, 2000, shares of Common Stock reserved for issuance for grants outside the options plans totaled 80,000 shares.

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE I -- STOCK-BASED COMPENSATION (Continued)

The per share weighted-average fair value of stock options granted during fiscal years 2000, 1999, and 1998 was $2.81 , $1.78, and $.26, respectively.

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

                             Fiscal 2000   Fiscal 1999   Fiscal 1998
=====================================================================
Risk free interest rate        5.85%         5.12%         5.59%
     Expected volatility     127.64%        72.66%        58.27%
     Expected option life      3.22 years    2.98 years    4.47 years
     Dividend yield            0.00%         0.00%         0.00%

Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net income would have been reduced as follows:

                                                                          September 30,   September 25,   September 26,
                                                                             2000            1999            1998
                                                                          ---------------------------------------------
                                                                              (in thousands, except per share data)
Net income (loss):
 As reported............................................................       $(34,794)       $(10,127)         $7,575
 Pro forma..............................................................       $(36,798)       $(10,671)         $7,034
Net income (loss) attributable to common shareholders:
 As reported............................................................       $(37,817)       $(10,127)         $7,575
 Pro forma..............................................................       $(39,821)       $(10,671)         $7,034
Diluted earnings (loss) per share:
 As reported............................................................       $  (2.12)       $   (.62)         $  .43
 Pro forma..............................................................       $  (2.25)       $   (.65)         $  .40
Diluted earnings (loss) per share attributable to common shareholders:
 As reported............................................................       $  (2.31)       $   (.62)         $  .43
 Pro forma..............................................................       $  (2.43)       $   (.65)         $  .40
Basic earnings (loss) per share:
 As reported............................................................       $  (2.12)       $   (.62)         $  .45
 Pro forma..............................................................       $  (2.25)       $   (.65)         $  .42
Basic earnings (loss) per share attributable to common shareholders:
 As reported............................................................       $  (2.31)       $   (.62)         $  .45
 Pro forma..............................................................       $  (2.43)       $   (.65)         $  .42

The pro forma effects on net income for fiscal year 2000, 1999, and 1998 are not indicative of pro forma effects in future years because SFAS No. 123 does not apply to grants prior to fiscal 1996 and additional grants in future years are anticipated.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The interpretation provides guidance regarding the application of APB Opinion No. 25 for certain issues related to stock compensation. Pursuant to this interpretation, the Company has a total of 48,750 stock options subject to variable accounting, which will be

                               PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I -- STOCK-BASED COMPENSATION (Continued)

measured quarterly against the Company's July 3, 2000 stock price of $3.06. The difference to the extent that it exceeds $3.06 will be recognized as non-cash compensation expense for the period then ended. No compensation expense was required to be recorded during fiscal 2000.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan under which substantially all employees have the option to purchase a total of 506,250 shares of Common Stock. Under the Plan, eligible employees may purchase shares of the Company's Common Stock at six-month intervals at 85% of its fair market value on the first or last day of the six-month offering period, whichever is lower. Employees may purchase shares having a value not exceeding 10% of their gross compensation during the purchase period. During fiscal 2000, 1999, and 1998, shares totaling 79,937, 67,157, and 35,382 were issued under the Plan at an average price of $2.78, $2.58, and $8.47 per share, respectively. At September 30, 2000, 83,938 shares were reserved for future issuance.

NOTE J -- RETIREMENT AND PROFIT SHARING PLAN

The Company maintains a 401(k) Plan for substantially all employees. The Company's contributions were based on matching a percentage of up to 2% of voluntary employee contributions plus a discretionary profit sharing contribution determined by the Board of Directors. Beginning in fiscal year 2001, the Company will increase the matching contribution up to 4% of voluntary contributions. No profit sharing contribution was made for fiscal 2000. The Company's contributions totaled $193,000, $393,000, and $377,000 for fiscal years 2000, 1999, and 1998, respectively.


NOTE K -- EARNINGS PER SHARE

The following table sets forth the computation of earnings per share:

                                                            September 30, 2000   September 25, 1999   September 26, 1998
========================================================================================================================
Numerator for earnings (loss) per share:
 Net income (loss)                                                $(34,794,000)        $(10,127,000)         $ 7,575,000
  Preferred stock accretion                                         (3,023,000)                   -                    -
                                                                  ------------         ------------          -----------
 Net income (loss) attributable to common shareholders            $(37,817,000)        $(10,127,000)         $ 7,575,000
                                                                  ============         ============          ===========

   Denominator:
     Weighted-average number
        of common shares                                            16,389,000           16,299,000           16,652,000

  Effect of dilutive securities:
    Stock options                                                            -                    -              822,000
                                                                  ------------         ------------          -----------

 Denominator for diluted earnings per share                         16,389,000           16,299,000           17,474,000
                                                                  ============         ============          ===========

Basic earnings (loss) per share                                   $      (2.12)        $       (.62)         $       .45
                                                                  ============         ============          ===========
Diluted earnings (loss) per share                                 $      (2.12)        $       (.62)         $       .43
                                                                  ============         ============          ===========

Basic earnings (loss) per common share                            $      (2.31)        $       (.62)         $       .45
                                                                  ============         ============          ===========
Diluted earnings (loss) per common share                          $      (2.31)        $       (.62)         $       .43
                                                                  ============         ============          ===========

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE K -- EARNINGS PER SHARE

Excluded from the computation of loss per share for the year ended September 30, 2000 are options to acquire 633,395 shares of common stock with a weighted average exercise price of $6.38, common shares of 3,157,895 related to convertible preferred stock with an exercise price of $4.75, and 789,474 common stock warrants with an exercise price of $6.00. Excluded from the computation of loss per share for the year ended September 25, 1999 are options to acquire 1,063,539 shares of common stock with a weighted average exercise price of $5.69. Excluded from the computation of diluted earnings per share for the year ended September 26, 1998 are options to acquire 575,049 shares of common stock with a weighted average exercise price of $10.81. The impact of these options, convertible preferred shares and warrants were excluded from the computation of diluted earnings per share because their effects would be antidilutive.

NOTE L -- CONTINGENCIES

The Company is a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission on February 13, 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. Sales of recycled cameras accounted for 4.3%, 4.1%, and 3.8% of the Company's net revenues during fiscal 2000, 1999 and 1998, respectively. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single use cameras. The Company has appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. In the appeal, as in the ITC proceeding, the issues have been and are vigorously contested.

A complaint has been filed against the Company, since twice amended, by six individual plaintiffs who are suing on their own behalf and purportedly on behalf of a class of all private citizens and non-governmental entities who have received from the Company, and had the Company process, "C-41" 35mm color film from the Company or who have received replacement rolls of film from the Company after film processing. This complaint alleges that the Company has engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company must be processed only by the Company and that replacement film is "free". This complaint requests injunctive and declaratory relief and restitution and damages in unspecified amounts, and also requests trebling of damages and recovery of litigation expenses pursuant to the Washington Consumer Protection Act. The suit is in its early stages, and the court has not yet determined whether the individual plaintiffs will be permitted to prosecute the suit as a class action. The Company filed a motion for summary judgment dismissing the claims of four of the plaintiffs (two of the plaintiffs were added to the action by an amendment to the Complaint a few days before filing of the summary judgment motion). This motion was denied. Management of the Company intends to contest the suit vigorously, both as to the complaint's substantive allegations and as to whether the suit may properly be prosecuted as a class action.

Although the Company believes these claims are without merit, it is not possible to predict an outcome at this time or the potential effect on its business or financial condition. The Company's defense of these claims will cause it to incur substantial legal expenses. The Company does not expect the litigation to have a significantly harmful impact on its financial condition, results of operations or liquidity.

The Company is also involved in various routine legal proceedings in the ordinary course of its business.

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE M -- SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth summary financial data for the Company by quarter for fiscal years 2000 and 1999 (in thousands, except per share data).

                                                                   Quarters
                                                     ----------------------------------------
                                                      First     Second     Third     Fourth
---------------------------------------------------------------------------------------------
Fiscal 2000
-----------
Net revenue                                          $20,491   $18,796   $ 19,862    $22,912
Gross profit                                           7,039     5,290      4,319      5,210
Net loss                                                (472)   (4,791)   (21,902)    (7,629)
Net loss attributable to common shareholders            (472)   (5,826)   (23,413)    (8,106)
Loss per share                                          (.03)     (.29)     (1.33)      (.46)
Loss per share attributable to common shareholder       (.03)     (.36)     (1.43)      (.49)

                                                                   Quarters
                                                     ---------------------------------------
                                                      First    Second     Third      Fourth
--------------------------------------------------------------------------------------------
Fiscal 1999
-----------
Net revenue                                          $21,512   $19,302   $ 22,801    $25,998
Gross profit                                           7,905     6,788      8,050      9,902
Net loss                                              (1,052)   (2,533)    (4,134)    (2,408)
Loss per share                                          (.06)     (.16)      (.25)      (.15)

The sum of quarterly loss per share will not necessarily equal the loss per share reported for the entire year since the weighted average shares outstanding used in the loss per share computation changes throughout the year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Directors and Executive Officers of the Registrant" under Item 1 -
Part I above.

     Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 6, 2001, which information appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 30, 2000.

ITEMS 11, 12, AND 13

     The information called for by Part III (Items 11, 12, and 13) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 6, 2001, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors," and "Remuneration of Executive Officers," "Voting Securities and Principal Holders". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 30, 2000.


                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Index to Consolidated Financial Statements and Consolidated Financial
   ---------------------------------------------------------------------
Statement Schedules
-------------------

(1)    Consolidated Financial Statements                                                  Page
       -----------------------------------------------------------------------------      -----
       Report of Ernst & Young LLP, Independent Auditors                                     30

       Consolidated Balance Sheets as of September 30, 2000 and September 25, 1999           31

       Consolidated Statements of Operations for the years ended September 30, 2000,
       September 25, 1999, and September 26, 1998                                            32

       Consolidated Statements of Shareholders' Equity for the years ended
       September 30, 2000, September 25, 1999, and September 26, 1998                        33

       Consolidated Statements of Cash Flows for the years ended September 30, 2000,
       September 25, 1999, and September 26, 1998                                            34

       Notes to Consolidated Financial Statements                                         35-47

     Supplemental Consolidated Financial Statement Schedule. The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company included in Part II, Item 8.

  (2)  Schedule                                             Page
       --------                                             ----

     II - Valuation and Qualifying Accounts                 53

     All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

b. Reports on Form 8-K
   -------------------

     None

c. Exhibits
   --------

     The following list is a subset of the exhibits set forth below and contains all compensatory plans, contracts, or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

     (1) The Company's 1999 Stock Incentive Compensation Plan approved by Shareholders February 15, 2000. See S-8 filing dated May 24, 2000. (File # 333-37698)

     (2) Employment Agreement with Gary Christophersen dated August 16, 2000. See Exhibit 10.35.

     (3) The Company's Incentive Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.5

     (4) The Company's 1987 Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.7

Exhibit
Number    Exhibit Description
-------   -------------------

3.1 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

3.2 Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated February 9, 2000. (Incorporated by reference to Exhibit 3.1 filed with the Company's Form 8-K filed February 16, 2000.)

3.4 Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock (Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended September 25,
          1999).

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

10.10 1999 Employee Stock Option Plan dated October 20, 1999 (Incorporated by reference to Exhibit 10.10 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

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

10.13 Second Amendment to Credit Agreement with Wells Fargo Bank, National Association as of June 30, 1999 (Incorporated by reference to Exhibit
          10.13 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.14 Third Amendment to Credit Agreement with Wells Fargo Bank, National Association as of April 10, 2000. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000.)

10.15** Fourth Amendment to Credit Agreement with Wells Fargo Bank, National Association as of June 30, 2000.

10.16 Stock Redemption Agreement dated July 20, 1994 between the Company and Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994. )

10.17 Lease Agreement dated September 22, 1995 between the United States of America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington. (Incorporated by reference to Exhibit 10.63 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.18 Addendum to Lease Agreement dated January 1, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.19 Supplemental Lease Agreement dated October 21, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.20 Supplemental Lease Agreement dated February 10, 1999 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999.)

10.21 Supplemental Lease Agreements dated February 15, 2000 and March 14, 2000 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.)

10.22 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.23** Second amendment to lease agreement dated June 14, 2000 between Smith Cove Partnership and the Company .

10.24 Lease agreement dated February 3, 2000 between Interbay One, LLC. and the Company. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.)

10.25* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.26* Supplement to sales contract with Agfa Division of Miles, Inc. dated March 29, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996. )

10.27* Agfa Sales Contract and Sales Contract Addendum dated May 21, 1997. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.28*    Kodak Agreement dated May 13, 1997. (Incorporated by reference to
          Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.29*    AT&T Agreement dated March 5, 1997. (Incorporated by reference to
          Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.30 Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc. dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.31 Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10 -k for the year ended September 25, 1999.)

10.32 1260 16/th/ Avenue West Sublease between Seattle FilmWorks, Inc. and OptiColor Inc. dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.33 1260 16/th/ Avenue West Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999. (Incorporated by reference with the

          Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.34 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.35**   Employment Agreement with Gary Christophersen dated August 16, 2000.

10.36**   Agreement to restructure debt with FCB Worldwide dated November 1,
          2000.

21**      PhotoWorks, Inc. Subsidiaries

23**      Consent of Ernst & Young LLP, Independent Auditors

27.1**    Financial Data Schedule - 2000

27.2**    Financial Data Schedule - 1999

27.3**    Financial Data Schedule - 1998

   *  Exhibit for which confidential treatment has been granted.
  * * Filed herewith.

                               PHOTOWORKS, INC.

                                 SCHEDULE  II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)


                                          Additions
                                       ----------------
                                   Balance at  Charged to  Charged to   Balance
                                   Beginning   Costs and     Other       at End
           Description              of Year     Expenses    Accounts   Deductions  of Period
=================================  ==========  ==========  ==========  ==========  =========

FOR THE YEAR ENDED
SEPTEMBER 26, 1998

Allowance for doubtful accounts    $240        $ 53        $0          $ 85        $208

FOR THE YEAR ENDED
SEPTEMBER 25, 1999

Allowance for doubtful accounts    $208        $110        $0          $195        $123

FOR THE YEAR ENDED
SEPTEMBER 30, 2000

Allowance for doubtful accounts    $123        $ 10        $0          $54        $79

____________________________

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PHOTOWORKS, INC.
                                                     (REGISTRANT)

DATED:  December 28, 2000              By: /s/ Howard Lee
                                           ------------------------------
                                                     Howard Lee
                                          President and Chief Executive Officer
                                             (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     NAME                                 TITLE                          DATE
     By: /s/ Howard Lee                   President                      December 28, 2000
        ------------------------------
         Howard Lee                       Chief Executive Officer
                                          Director
                                          (Principal Executive Officer)

     By: /s/ Gary R. Christophersen       Chairman                       December 28, 2000
        ------------------------------
        Gary R. Christophersen

     By: /s/ Ross K. Chapin               Director                       December 28, 2000
        -----------------------------
        Ross K. Chapin

     By: /s/ Paul B. Goodrich             Director                       December 28, 2000
        -----------------------------
        Paul B. Goodrich

     By: /s/ Matthew A. Kursh             Director                       December 28, 2000
        ------------------------------
        Matthew A. Kursh

     By: /s/ Douglas A. Swerland          Director                       December 28, 2000
        -----------------------------
        Douglas A. Swerland

     By: /s/ Craig E. Tall                Director                       December 28, 2000
        -----------------------------
        Craig E. Tall

     By: /s/ Peter H. van Oppen           Director                       December 28, 2000
        -----------------------------
        Peter H. van Oppen

     By: /s/ Loran Cashmore Bond          Chief Accounting Officer       December 28, 2000
        -----------------------------
        Loran Cashmore Bond

                                 EXHIBIT INDEX
                                 -------------

                           Annual Report on Form 10-K
                     For The Year Ended September 30, 2000

Exhibit
Number         Exhibit Description
-------        -------------------

3.1 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

3.2 Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated February 9, 2000. (Incorporated by reference to
               Exhibit 3.1 filed with the Company's Form 8-K filed February 16, 2000.)

3.4 Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock (Incorporated by reference to Exhibit
               3.4 to the Company's Annual Report on Form 10-K for the year ended September 25, 1999).

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

10.10 1999 Employee Stock Option Plan dated October 20, 1999 (Incorporated by reference to Exhibit 10.10 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

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

10.13 Second Amendment to Credit Agreement with Wells Fargo Bank, National Association as of June 30, 1999 (Incorporated by reference to Exhibit 10.13 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.14 Third Amendment to Credit Agreement with Wells Fargo Bank, National Association as of April 10, 2000. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 24, 2000.)

10.15** Fourth Amendment to Credit Agreement with Wells Fargo Bank, National Association as of June 30, 2000.

10.16 Stock Redemption Agreement dated July 20, 1994 between the Company and Sam Rubinstein and related promissory note. (Incorporated by reference to Exhibits 5.1 and 5.2 filed with the Company's Report on Form 8-K dated July 22, 1994.)

10.17 Lease Agreement dated September 22, 1995 between the United States of America, Lessors, and the Company with respect to certain plant and warehouse facilities in Seattle, Washington. (Incorporated by reference to Exhibit 10.63 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 1995.)

10.18 Addendum to Lease Agreement dated January 1, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.19 Supplemental Lease Agreement dated October 21, 1996 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.17 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.20 Supplemental Lease Agreement dated February 10, 1999 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999.)

10.21 Supplemental Lease Agreements dated February 15, 2000 and March 14, 2000 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.)

10.22 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.23** Second amendment to lease agreement dated June 14, 2000 between Smith Cove Partnership and the Company.

10.24          Lease agreement dated February 3, 2000 between Interbay One, LLC.
               and the Company. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.)

10.25* Sales contract dated August 18, 1995 between the Company and Agfa Division of Miles, Inc. with respect to the purchase of certain products. (Incorporated by reference to Exhibit 10.64 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.26*         Supplement to sales contract with Agfa Division of Miles, Inc.
               dated March 29, 1996. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996.)

10.27* Agfa Sales Contract and Sales Contract Addendum dated May 21, 1997. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.28*         Kodak Agreement dated May 13, 1997. (Incorporated by reference to
               Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997.)

10.29*         AT&T Agreement dated March 5, 1997. (Incorporated by reference to
               Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.30 Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc. dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.31 Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.32          1260 16/th/ Avenue West Sublease between Seattle FilmWorks, Inc.
               and OptiColor Inc. dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.33          1260 16/th/ Avenue West Sublease between Seattle FilmWorks, Inc.
               and Seattle FilmWorks Manufacturing Company dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.34 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.35**        Employment Agreement with Gary Christophersen dated August 16,
               2000.

10.36**        Agreement to restructure debt with FCB Worldwide dated November
               1, 2000.

21**           PhotoWorks, Inc. Subsidiaries

23**           Consent of Ernst & Young LLP, Independent Auditors

27.1**         Financial Data Schedule - 2000

27.2**         Financial Data Schedule - 1999

27.3**         Financial Data Schedule - 1998

   *  Exhibit for which confidential treatment has been granted.
  ** Filed herewith