Form 10-Q
period 2000-12-30
PHOTOWORKS INC /WA
filed 2001-02-13
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:  December 30, 2000
                                              -----------------
                          Commission file No. 0-15338
                                              -------


                               PHOTOWORKS,  INC.
            -------------------------------------------------------
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

Yes   X    No
     ---

     As of February 2, 2001, there were issued and outstanding 16,505,659 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 16

                                PHOTOWORKS, INC.

                                     INDEX
                                     -----

                                                                      Page No.
                                                                      --------
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                      3-9

       Consolidated Balance Sheets as of December 30, 2000
         and September 30, 2000                                         3-4

       Consolidated Statements of Operations for the first quarter
         ended December 30, 2000 and December 25, 1999                    5

       Consolidated Statements of Cash Flows for the first quarter
         ended December 30, 2000 and December 25, 1999                    6

       Notes to Consolidated Financial Statements                       7-9

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10-14

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                          14

     Item 6 - Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                               15

INDEX TO EXHIBITS                                                        16

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                               PHOTOWORKS,  INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                  (UNAUDITED)       (NOTE)
                                                                  December 30,   September 30,
ASSETS                                                                2000            2000
----------------------------------------------------------------------------------------------
CURRENT ASSETS
 Cash and cash equivalents                                           $ 1,204         $ 1,629
 Securities available-for-sale                                             -           1,022
 Accounts receivable, net of allowance for doubtful accounts             898           1,300
 Inventories                                                           5,104           5,562
 Prepaid promotional expenditures                                        998           1,412
 Prepaid income taxes                                                    970             970
 Prepaid expenses and other                                              299             377
                                                                     -------         -------
 TOTAL CURRENT ASSETS                                                  9,473          12,272

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                               11,174          12,390

TOTAL ASSETS                                                         $20,647         $24,662
                                                                     =======         =======

Note: The September 30, 2000 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements (unaudited).

                               PHOTOWORKS,  INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                (in thousands, except per share and share data)

                                                                    (UNAUDITED)       (NOTE)
                                                                    December 30,   September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                    2000            2000
------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
 Accounts payable                                                      $ 4,843         $ 5,478
 Accrued compensation                                                    1,635           1,854
 Accrued expenses                                                        1,723           1,726
 Current portion of note payable                                         1,642             821
 Current portion of capital lease obligations                              248             250
 Income taxes payable                                                        6               6
                                                                       -------         -------
TOTAL CURRENT LIABILITIES                                               10,097          10,135

Note payable, net of current portion                                       295           1,231
Capital lease obligations, net of current portion                          234             292
                                                                       -------         -------
TOTAL LONG TERM LIABILITIES                                                529           1,523

TOTAL LIABILITIES                                                       10,626          11,658

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value, authorized 2,000,000 shares,
   issued and outstanding 15,000 shares                                      -               -
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,505,659                               165             165
 Additional paid-in capital                                             15,679          15,629
 Retained earnings                                                      (5,823)         (2,790)
                                                                       -------         -------

TOTAL SHAREHOLDERS' EQUITY                                              10,021          13,004
                                                                       -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $20,647         $24,662
                                                                       =======         =======

Note: The September 30, 2000 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements (unaudited).

                               PHOTOWORKS,  INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (in thousands, except per share and share data)

                                           First Quarter Ended
                                        --------------------------
                                        December 30,  December 25,
                                            2000         1999
------------------------------------------------------------------
Net revenues                            $    14,985   $    20,491
Cost of goods and services                   12,298        13,452
                                        -----------   -----------

GROSS PROFIT                                  2,687         7,039

Operating expenses:
 Marketing expenses                           2,566         6,307
 Research and development                     1,175           465
 General and administrative                   1,849         1,235
                                        -----------   -----------
   Total operating expenses                   5,590         8,007
                                        -----------   -----------

LOSS FROM OPERATIONS                         (2,903)         (968)

Other income (expense):
 Interest income                                 27           271
 Interest expense                              (169)          (11)
 Non-operating income (expense), net             12           (14)
                                        -----------   -----------
   Total other income (expense)                (130)          246
                                        -----------   -----------

LOSS BEFORE INCOME TAXES                     (3,033)         (722)
Income tax benefit                                -           250
                                        -----------   -----------

NET LOSS                                $    (3,033)  $      (472)
                                        ===========   ===========

Net Loss per Share-Basic                $      (.18)  $      (.03)
                                        ===========   ===========

Weighted Average Shares - Basic          16,506,000    16,327,000
                                        ===========   ===========

See notes to consolidated financial statements (unaudited).

                               PHOTOWORKS,  INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                     First Quarter Ended
                                                                 ---------------------------
                                                                 December 30,   December 25,
                                                                     2000           1999
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
---------------------
 Net loss                                                           $(3,033)       $  (472)
 Charges to income not affecting cash:
 Depreciation and amortization                                        1,747          1,033
 Deferred income taxes                                                    -            (67)
 Net change in receivables, inventories, payables and other              13            695
 Capitalized promotion expenditures, net                                  -              -
                                                                    -------        -------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                         (1,273)         1,189

INVESTING ACTIVITIES:
---------------------
 Purchase of furniture, fixtures, and equipment                        (114)          (357)
 Purchases of securities available-for-sale                               -         (1,965)
 Proceeds from sales of securities available-for-sale                 1,022          2,521
                                                                    -------        -------

NET CASH FROM INVESTING ACTIVITIES                                      908            199

FINANCING ACTIVITIES:
---------------------
 Proceeds from issuance of Common Stock                                   -             65
 Payments on capital lease obligations                                  (60)           (46)
                                                                    -------        -------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                            (60)            19
                                                                    -------        -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (425)         1,407

Cash and cash equivalents at beginning of period                      1,629         15,001
                                                                    -------        -------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                   $ 1,204        $16,408
                                                                    =======        =======

See notes to consolidated financial statements (unaudited).

                               PHOTOWORKS,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  A  --  BASIS OF PRESENTATION

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading photo services company dedicated to providing its customers with innovative ways to enjoy and use their photos. The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000. The PhotoWorks service provides film and image processing and online image storage and management services to both traditional and digital camera users, providing customers with the easiest way to store and organize photos online, share them with friends and family, and order reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). To a lesser extent, the Company provides photo-related products on a wholesale basis.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Fiscal year 2001 will include 52 weeks compared to fiscal 2000 that included 53 reporting weeks, with the additional week reported in the fourth quarter of fiscal 2000. Operating results for the first quarter ended December 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2001. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report

NOTE  B  --  ADVERTISING AND PROMOTIONAL EXPENDITURES

     Prepaid promotional expenditures consist of deposits made for direct advertising to be mailed in future periods and prepaid amounts for Internet advertising. Direct mail promotional costs are recorded as expenses during the period in which the promotional materials are mailed. Internet advertising is expensed on a straight-line basis over the periods in which the advertising takes place. Under the Internet advertising program, the Company has commitments of approximately $1,000,000 pursuant to terms and conditions of the agreements.

NOTE  C  --  INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of preloaded cameras, film and photofinishing supplies.

NOTE  D  --  RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE  E  --  SEGMENT REPORTING

     The Company currently operates in one principal business segment.

                               PHOTOWORKS,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  F  --  INCOME TAXES

     In the second quarter of fiscal 2000, it was determined that due to the Company's continued focus on promotional activities related to its digital imaging and online services and the effects of such costs on its ongoing profitability, it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. For the three months ended December 30, 2000 the income tax benefit was $0, as opposed to a benefit of approximately $1,031,000 (assuming a normal statutory rate of 34%). Utilization of the remaining deferred tax assets of approximately $13,681,000 is dependent on future profits that are not assured.

NOTE  G  --  EARNINGS PER SHARE

     The Company calculates earnings per share in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share". Net loss per share is based on the weighted average number of common shares outstanding. Convertible preferred shares, outstanding warrants and stock options to purchase shares of common stock were excluded from the computation of earnings per share because their effect was antidilutive.

     The following table sets forth the computation of loss per share:


                                                                                First Quarter Ended
                                                                        -------------------------------------
                                                                        December 30, 2000   December 25, 1999
-------------------------------------------------------------------------------------------------------------
Numerator for basic and diluted earnings per share:
 Net loss                                                                    $(3,033,000)        $  (472,000)
                                                                             ===========         ===========

Denominator:
 Denominator for basic earnings per share - weighted-average shares           16,506,000          16,327,000

 Effect of dilutive securities:
   Stock options, warrants, convertible preferred shares                               -                   -
                                                                             -----------         -----------
 Denominator for diluted earnings per share                                   16,506,000          16,327,000
                                                                             ===========         ===========

NET LOSS PER SHARE                                                           $      (.18)        $      (.03)
                                                                             ===========         ===========

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

                               PHOTOWORKS,  INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     Although the Company believes these claims are without merit, it is not possible to predict an outcome at this time or the potential affect on its business or financial condition. The Company's defense of these claims will cause it to incur substantial legal expenses. The Company does not expect the litigation to have a significantly harmful impact on its financial condition, results of operations or liquidity.

     The Company is also involved in various routine legal proceedings in the ordinary course of its business.

NOTE  I  --  ADOPTION OF ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of fiscal year 2001. The Standard requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or overall trends in the results of operations.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

     This report contains forward-looking statements that relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the inability to obtain additional funding, possibility of delays in the expansion of image storage capacity due to delays in deliveries from suppliers or technical problems; system performance problems due to technical difficulties, system malfunctions, Internet interruptions or other factors; marketing activities, pricing and other activities by competitors; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading Internet photo services company dedicated to providing customers with innovative ways to create and tell the stories of their lives through photos. PhotoWorks is a direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services. The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

     To promote its services and products, the Company relies primarily on direct-marketing and online e-mail programs. The Company continually tests and refines its offers in an effort to improve its effectiveness and reach a broader market. Offers designed to showcase the PhotoWorks(R) services may include introductory pricing, film or other offers. In past years, the Company primarily relied on an introductory film offer and free processing to first time customers with an e-mail address, to introduce potential customers to PhotoWorks products and services. The Company's introductory offers have been advertised through direct-response media, print media, and national advertising campaigns. The Company also promotes its introductory offers on its Web site (www.photoworks.com). In addition, the Company has a customer referral program for online and mail order customers which encourages existing customers to suggest family and friends that may be interested in the Company's services and products. The Company also partners with other Internet companies to broaden the marketing of its PhotoWorks' services by providing customers with new and interesting ways to share their photos. Further, in fiscal 2000, the Company initiated a marketing campaign to promote its PhotoWorks brand and introduce its online services and products. The campaign included national print and media advertising combined with direct marketing mailings.

     Since 1978, the Company has been an industry leader in the introduction of value-added photo-related services and products and has continued this tradition by launching its online image management service, PhotoWorks(R) in April 1999. The Company offers prints, slides, digital images and online archiving, all from the same roll of 35mm film. PhotoWorks can process any brand of 35mm film, Advanced Photo Systems (24mm) film or 35mm single-use camera. PhotoWorks was among the first to provide express-mail delivery, cross-referenced data on prints and negatives, a composite photo index and a convenient reorder system. To a lesser extent, the Company provides products and supplies on a wholesale basis.

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to share personal photographs with friends and family. Products incorporating these technologies include (i) Pictures On Disk/TM/ a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers and; (iii) Pictures On Disk/TM/ on CD, a CD containing digital images from a roll of film. In April 1999 the Company introduced PhotoWorks(R), an online image management system which enables customers to view, share, archive and order reprints and organize their photos online. Other recent products include PhotoWorks(R) Albums, an online tool to easily create and share photo albums, PhotoWorks(R) Cards, an online service which allows customers to create personalized greeting cards using their favorite photos, and an assortment of personalized photo gifts. The Company has targeted for development additional products and services to enable customers to view and share their photos simply and conveniently. The Company expects to continue to introduce products in 2001 which will provide traditional and digital camera users with a simple and convenient way to store, print and use their online digital images. In addition, the Company has partnered with other Internet-related companies to broaden the marketing of its PhotoWorks services and provide customers with new and interesting ways to share their photos.

     The net loss for the first quarter of fiscal 2001 was $3,033,000, or a loss of $.18 per share, compared to a net loss of $472,000 or a loss of $.03 per share for the first quarter of fiscal 2000. Operating results will fluctuate in the future due to changes in the mix of sales, promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

     Demand for the Company's photo-related services and products is seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level of effectiveness of customer acquisition programs, activities by competitors, production difficulties and other factors. This seasonality has generally produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of incurring relatively higher marketing program expenditures prior to the summer months.

Results of Operations

  The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                        First Quarter Ended
                                    ---------------------------
                                    December 30,   December 25,
                                        2000           1999
---------------------------------------------------------------
Net revenues                            100.0 %        100.0 %
Cost of goods and services               82.1           65.6
                                       ------          -----
   Gross profit                          17.9           34.4

Operating expenses:
    Marketing expenses                   17.1           30.8
    Research and development              7.8            2.3
    General and administrative           12.3            6.0
                                       ------          -----
     Total operating expenses            37.2           39.1
                                       ------          -----

Loss from operations                    (19.3)          (4.7)

Total other income (expense)              (.9)           1.2
                                       ------          -----

Loss before income taxes                (20.2)          (3.5)
Income tax benefit                          -            1.2
                                       ------          -----

Net loss                                (20.2)%         (2.3)%
                                       ======          =====

     Net revenues for the first quarter of fiscal 2001 were $14,985,000 as compared to net revenues of $20,491,000 in the first quarter of fiscal 2000. The decrease was primarily due to an overall decrease in revenue per roll as compared to the prior period combined with lower processing volumes. The decline in revenue per roll is a result of aggressive pricing in the online photo space. Marketing promotions offering free film processing to first time customer, combined with promotional and pricing decreases are the primary factors in the decline in net revenues. Processing volumes decreased primarily due to lower marketing expenditures and the mix of products and services ordered by customers during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000.

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the first quarter of fiscal 2001 decreased to 17.9% of net revenues compared to 34.4% in the first quarter of fiscal 2000. The decline in gross margin is primarily due to declines in overall net revenue per order as discussed above and decreased processing volumes accounting for approximately 14% of the gross margin decline. In addition, the decrease in the gross margin reflects increased scanning and archiving costs for online services such as depreciation and lease costs for archiving equipment and facilities associated with the Company's products and services. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, level and nature of marketing activities and other factors.

     Total operating expenses in the first quarter of fiscal 2001 decreased to 37.2% of net revenues compared to 39.1% in the first quarter of fiscal 2000. The decrease in operating expenses is primarily due to decreased marketing costs during the first quarter of fiscal 2001. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition and other marketing expenses. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing activities and research and development activities.

     Marketing expenses include current period expenses associated with customer acquisition, building brand awareness, testing of new marketing strategies and marketing to existing customers. Marketing expenses in the first quarter of fiscal 2001 decreased to 17.1% of net revenues compared to 30.8% in the first quarter of fiscal 2000. Marketing expenditures in the first quarter of fiscal 2001 were lower primarily due to the Company's testing of programs to target its traditional and former customer databases. During the first quarter, the Company was evaluating marketing programs that focus on a shorter term return on investment. The Company plans to target its customer database of approximately 20 million households through targeted and cost effective promotions. Marketing expenditures for fiscal 2001 are expected to be significantly lower in fiscal 2001 as compared to fiscal 2000.

     Research and development expenses increased to $1,175,000 for the first quarter of fiscal 2001 compared to $465,000 in the first quarter of fiscal 2000. The increase was due primarily to additional personnel hired to support research and development for PhotoWorks(R) online archiving, photo sharing services and development of new products and services. Research and development expenses consist primarily of costs incurred in the development and enhancement of its PhotoWorks(R) service, Internet and other online digital services and products.

     General and administrative expenses increased to $1,849,000 for the first quarter of fiscal 2001 compared to $1,235,000 for the first quarter of fiscal 2000. The increase is primarily a result of increased expenditures related to information systems to support the Company's computer-based and Internet-related operations. General and administrative costs were also higher due to increased costs associated with wages, recruiting, legal fees and shareholder relations. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

Liquidity and Capital Resources

     As of February 2, 2001, the Company's principal sources of liquidity included $898,000 in cash. Although the Company does not currently have any fixed material commitments with regard to capital expenditures (except as noted below), it currently expects to spend approximately $1,000,000 during the remainder of fiscal 2001, principally for data storage and computer network equipment and photofinishing equipment.

     On February 2, 2001, the Company entered into an agreement to purchase selected assets related to the Web site of ememories.com for a cash purchase price of $155,000 plus shipping and related transition expenses. The agreement gives ememories.com users continued access to their online photos and albums through PhotoWorks services and products. The equipment and technology purchased will enable PhotoWorks to more effectively develop products and services. The transaction is expected to close on or about March 30, 2001.

     During fiscal 2000, the Company had negative cash flow from operations of approximately $25 million, resulting from increased marketing expenses, a decline in net revenues, and increased product costs. Cash and securities available-for-sale declined from $19.5 million at the beginning of the period to $2.7 million as of September 30, 2000 and the Company's current ratio declined from 3.6 to 1.2. During the first quarter of fiscal 2001, the Company had negative cash flow from operations of approximately $1 million. Cash and securities available-for-sale declined to $1.2 million as of December 30, 2000 and the Company's current ratio declined to .9.

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

     In addition to the above operational plans, the Company has converted certain current liabilities to long-term obligations and has secured a $2.5 million bridge line of credit. The Company is actively seeking additional financing and is currently reviewing term sheets. Management believes that, under its current operational and financing plans outlined above, current cash balance, estimated future cash flows and anticipated financing, it will have sufficient funds for operations through at least the next twelve months. However, the Company's inability to successfully acquire additional financing or generate cash flow from operations would have a material adverse impact on the Company's financial position and liquidity which may require the Company to further reduce its expenditures, seek additional capital or refinance its obligations to enable it to continue operations for at least the next twelve months. There can be no assurance that the Company will be able to obtain adequate financing in the future.

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd. On February 13, 1998, and the class action filed on March 29, 2000, see Note H of notes to Consolidated Financial Statements in Part I above.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

            10.1*    Eastman Kodak supply agreement effective November 1, 2000

            10.2     Loan and Security Agreement, Form of Warrant with Imperial
                     Bank

            27.1     Financial Data Schedule - 2001

            27.2     Financial Data Schedule - 2000

          * Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment filed with the Commission on February 14, 2001. The omitted portions have been separately filed with the Commission.

     (b) Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PHOTOWORKS,  INC.


DATED:  February 12, 2001              /s/ Howard Lee
                                       -----------------------------------------
                                                        Howard Lee
                                             President/Chief Executive Officer
                                               (Principal Executive Officer)



                                       /s/ Loran Cashmore Bond
                                       -----------------------------------------
                                                   Loran Cashmore Bond
                                              (Principal Financial and Chief
                                                   Accounting Officer)

                               INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                         Quarterly Report on Form 10-Q
                    For The Quarter Ended December 30, 2000



Exhibit                           Description                                       Page No.
-------                           -----------                                       --------
10.1*      Eastman Kodak Supply Agreement effective November 1, 2000           SEC Electronic Filing

10.2       Loan and Security Agreement, Form of Warrant with Imperial Bank     SEC Electronic Filing


27.1       Financial Data Schedule - 2001                                      SEC Electronic Filing

27.2       Financial Data Schedule - 2000                                      SEC Electronic Filing


          * Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment filed with the Commission on February 14, 2001. The omitted portions have been separately filed with the Commission.