Form 10-Q
period 2001-03-31
PHOTOWORKS INC /WA
filed 2001-05-15
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended: March 31, 2001    Commission file No. 0-15338
                                 --------------                        -------

                               PHOTOWORKS, INC.
                               ----------------
            (Exact name of registrant as specified in its charter.)

               Washington                                91-0964899
----------------------------------------               --------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

   1260 16th Avenue West, Seattle, WA                    98119
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (206) 281-1390

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes  X    No
    ---      ---

     As of April 30, 2001, there were issued and outstanding 16,612,105 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 17

                               PHOTOWORKS, INC.

                                     INDEX
                                     -----

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                         3-9

       Consolidated Balance Sheets as of March 31, 2001
         and September 30, 2000                                            3-4

       Consolidated Statements of Operations for the second quarter
         and six months ended March 31, 2001 and March 25, 2000              5

       Consolidated Statements of Cash Flows for the six months
         ended March 31, 2001 and March 25, 2000                             6

       Notes to Consolidated Financial Statements                          7-9

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   10-13

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                             14

     Item 4 - Submission of Matters to a Vote of Security Holders           14

     Item 6 - Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                                  16

INDEX TO EXHIBITS                                                           17

EXHIBITS                                                                    18

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                (UNAUDITED)     (NOTE)
                                                                 March 31,   September 30,
ASSETS                                                             2001          2000
==========================================================================================
CURRENT ASSETS
 Cash and cash equivalents                                         $   531         $ 1,629
 Securities available-for-sale                                           -           1,022
 Accounts receivable, net of allowance for doubtful accounts         1,075           1,300
 Inventories                                                         2,881           5,562
 Prepaid promotional expenditures                                      806           1,412
 Prepaid income taxes                                                    -             970
 Prepaid expenses and other                                            218             377
                                                                   -------         -------

TOTAL CURRENT ASSETS                                                 5,511          12,272

FURNITURE, FIXTURES, AND EQUIPMENT,
 at cost, less accumulated depreciation                              9,638          12,390

TOTAL ASSETS                                                       $15,149         $24,662
                                                                   =======         =======

Note: The September 30, 2000 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                (in thousands, except per share and share data)

                                                                  (UNAUDITED)     (NOTE)
                                                                   March 31,   September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                 2001          2000
============================================================================================
CURRENT LIABILITIES
 Accounts payable                                                   $  4,616         $ 5,478
 Accrued compensation                                                  1,451           1,854
 Accrued expenses                                                      1,811           1,732
 Current portion of note payable                                       3,653             821
 Current portion of capital lease obligation                             233             250
                                                                    --------         -------

TOTAL CURRENT LIABILITIES                                             11,764          10,135

 Note payable, net of current portion                                      -           1,231
 Capital lease obligation, net of current portion                        187             292
                                                                    --------         -------
TOTAL LONG TERM LIABILITIES                                              187           1,523
                                                                    --------         -------

TOTAL LIABILITIES                                                     11,951          11,658

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value, authorized 2,000,000 shares,
   issued and outstanding 15,000 shares                                    -               -
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,612,105                             166             165
 Additional paid-in capital                                           15,752          15,629
 Retained earnings                                                   (12,720)         (2,790)
                                                                    --------         -------

TOTAL SHAREHOLDERS' EQUITY                                             3,198          13,004
                                                                    --------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 15,149         $24,662
                                                                    ========         =======


Note: The September 30, 2000 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                               PHOTOWORKS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (in thousands, except per share and share data)

                                               Second Quarter Ended          Six Months Ended
                                            --------------------------  --------------------------
                                             March 31,     March 25,     March 31,     March 25,
                                                2001          2000          2001          2000
                                            ===========   ===========   ===========   ===========
Net revenues                                $    12,690   $    18,796   $    27,675   $    39,287
Cost of goods and services                       10,947        13,506        23,245        26,958
                                            -----------   -----------   -----------   -----------
    Gross Profit                                  1,743         5,290         4,430        12,329

Operating expenses:
 Marketing expenses                               5,199         7,516         7,765        13,823
 Research and development                         1,350           618         2,525         1,083
 General and administrative                       2,088         1,796         3,937         3,031
                                            -----------   -----------   -----------   -----------
    Total operating expenses                      8,637         9,930        14,227        17,937
                                            -----------   -----------   -----------   -----------

Loss from Operations                             (6,894)       (4,640)       (9,797)       (5,608)

Other income (expense):
 Interest income                                     17           364            44           635
 Interest expense                                  (118)          (12)         (287)          (23)
 Non-operating income (expense), net                 99            (7)          111           (21)
                                            -----------   -----------   -----------   -----------
    Total other income (expense)                     (2)          345          (132)          591
                                            -----------   -----------   -----------   -----------

Loss before income taxes                         (6,896)       (4,295)       (9,929)       (5,017)
Provision for income taxes                            -          (496)            -          (246)
                                            -----------   -----------   -----------   -----------
Net loss                                         (6,896)       (4,791)       (9,929)       (5,263)
Preferred stock accretion                             -        (1,035)            -        (1,035)
                                            -----------   -----------   -----------   -----------
Loss attributable to common shareholders    $    (6,896)  $    (5,826)  $    (9,929)  $    (6,298)
                                            ===========   ===========   ===========   ===========

 Net loss per share                               $(.42)        $(.29)        $(.60)        $(.32)
                                            ===========   ===========   ===========   ===========
 Net loss per common share                        $(.42)        $(.36)        $(.60)        $(.39)
                                            ===========   ===========   ===========   ===========

Weighted average shares outstanding          16,522,000    16,368,000    16,514,000    16,347,000
                                            ===========   ===========   ===========   ===========

See notes to consolidated financial statements.

                               PHOTOWORKS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                  Six Months Ended
                                                               ----------------------
                                                               March 31,   March 25,
                                                                  2001        2000
                                                               =========   =========
OPERATING ACTIVITIES:
---------------------
 Net loss                                                        $(9,929)   $ (5,263)
 Charges to income not affecting cash:
   Depreciation and amortization                                   3,738       2,129
   Loss on disposal of assets                                        236           -
   Deferred income taxes                                               -       1,334
 Net change in receivables, inventories, payables and other        2,099       2,574
 Prepaid promotional expenditures                                   (444)     (1,988)
                                                                 -------    --------

NET CASH USED IN OPERATING ACTIVITIES                             (4,300)     (1,214)

INVESTING ACTIVITIES:
---------------------
 Purchase of furniture, fixtures, and equipment                     (172)     (2,784)
 Purchases of securities available-for-sale                            -     (13,740)
 Sales of securities available-for-sale                            1,022       2,928
                                                                 -------    --------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                         850     (13,596)

FINANCING ACTIVITIES:
---------------------
 Proceeds from issuance of Preferred Stock                             -      14,974
 Proceeds from issuance of Common Stock                              124         283
 Drawing on bridge loan                                            2,350           -
 Payment on capital lease obligation                                (122)        (45)
                                                                 -------    --------

NET CASH FROM  FINANCING ACTIVITIES                                2,352      15,212
                                                                 -------    --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,098)        402

Cash and cash equivalents at beginning of period                   1,629      15,001
                                                                 -------    --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                                $   531    $ 15,403
                                                                 =======    ========

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Fiscal year 2001 will include 52 weeks compared to fiscal 2000 that included 53 reporting weeks, with the additional week reported in the fourth quarter of fiscal 2000. Operating results for the second quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2001. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

NOTE B -- ADVERTISING AND PROMOTIONAL EXPENDITURES

     Prepaid promotional expenditures consist of deposits made for direct advertising to be mailed in future periods and prepaid amounts for Internet advertising. Direct mail promotional costs are recorded as expenses during the period in which the promotional materials are mailed. Internet advertising is expensed on a straight-line basis over the periods in which the advertising takes place. During the quarter ended March 31, 2001, the Company negotiated a reduction of $200,000 for amounts due under the Internet advertising program. Under the Internet advertising program, the Company has commitments of approximately $500,000 pursuant to terms and conditions of the agreements.

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

                               PHOTOWORKS,  INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F -- INCOME TAXES

     In the second quarter of fiscal 2000, it was determined that due to the Company's continued focus on promotional activities related to its digital imaging and online services and the effects of such costs on its ongoing profitability, it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. For the six months ended March 31, 2001 the income tax benefit was $0, as opposed to a benefit of approximately $3,442,000 (assuming a normal statutory rate of 34%). Utilization of the remaining deferred tax assets of approximately $16,335,000 is dependent on future profits that are not assured.

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

     The following table sets forth the computation of loss per share:

                                                             Second Quarter Ended                Six Months Ended
                                                       --------------------------------  --------------------------------
                                                       March 31, 2001   March 25, 2000   March 31, 2001   March 25, 2000
                                                       ===============  ===============  ===============  ===============
Numerator for basic and diluted earnings per share:
 Net loss                                                 $(6,896,000)     $(4,791,000)     $(9,929,000)     $(5,263,000)
 Preferred stock accretion                                          -       (1,035,000)               -       (1,035,000)
                                                          -----------      -----------      -----------      -----------
 Loss attributable to common shareholders                  (6,896,000)      (5,826,000)      (9,929,000)      (6,298,000)
                                                          ===========      ===========      ===========      ===========

Denominator:
 Weighted-average number of common shares                  16,522,000       16,368,000       16,514,000       16,347,000
                                                          ===========      ===========      ===========      ===========

 Net loss per share                                       $      (.42)     $      (.29)     $      (.60)     $      (.32)
                                                          ===========      ===========      ===========      ===========
 Net loss per commons share                               $      (.42)     $      (.36)     $      (.60)     $      (.39)
                                                          ===========      ===========      ===========      ===========

NOTE H -- CONTINGENCIES

     The Company is a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission in February 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. Sales of recycled cameras accounted for 4.3% and 4.1% of the Company's net revenues during fiscal 2000 and 1999, respectively. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single use cameras. The Company has appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. In the appeal, as in the ITC proceeding, the issues have been and are vigorously contested.

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H -- CONTINGENCIES (Continued)

     A complaint was filed in March 2000, since twice amended, against the Company, by six individual plaintiffs suing on their own behalf and purportedly on behalf of a class of all private citizens and non-governmental entities who had received from the Company, and had the Company process, "C-41" 35mm color film from the Company or who had received replacement rolls of film from the Company after film processing. This complaint alleged that the Company had engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company must be processed only by the Company and that replacement film is "free". On April 24, 2001, without admitting wrongdoing or liability, and for the sole purpose of compromising disputed claims and avoiding costs and risks of further litigation, PhotoWorks and the plaintiffs who represent the Class agreed to a proposed settlement. PhotoWorks agreed with class representatives to settle the lawsuit for agreements regarding future business conduct, distribution of film and discount coupons to the public, and disclosure of film processing information. Pursuant to the agreement and Court order, a summary of the terms of settlement was published in the USA Today on May 7, 2001 and was posted on a website referred to in that publication. The settlement is subject to final Court approval.

     As part of the settlement, PhotoWorks will provide these benefits to Class
Members: (1) Within one year PhotoWorks will make the following distributions of free rolls of 24-exposure standard C-41 film: (a) It will distribute an aggregate of 900,000 rolls to persons who are active PhotoWorks customers, with the identity of recipients and number of rolls per recipient (not to exceed three) determined by PhotoWorks in a way that reasonably takes into account past and/or anticipated quantity or frequency of their transactions; (b) It will also distribute one roll to each of the first 300,000 Class Members who request the roll within six months of the notice, and who do not receive any of the 900,000 rolls above. Materials accompanying these distributions will inform recipients that the C-41 process identified on the film is an industry standard chemical process that most photo-processing labs use to develop film. (2) Each member of the Class who does not receive free film under (1) above may submit to PhotoWorks a Coupon appended or attached to the Notices (prior to the Coupon's expiration) to receive a $1 discount on a film processing order.

     In addition, PhotoWorks will pay (subject to Court approval) $2,500 to each of the named plaintiffs/class representatives as compensation for their time and involvement in the Class Suit, and $320,000 to the attorneys for the Class for their services and costs in the Class Suit. A total of $335,000 was booked to other expense in the quarter ended March 31, 2001.

     The Company does not believe the terms of the settlement agreement will have a material adverse effect on its financial position or overall trends in the results of operations.

     The Company is also involved in various routine legal proceedings in the ordinary course of its business.

NOTE I -- SUBSEQUENT EVENT

     On April 25, 2001, the Company closed a $2,500,000 Subordinated Debenture financing with investment advisory clients of Zesiger Capital Group, LLC. The subordinated debentures have a 7% interest rate and are convertible at the discretion of the holders, into Series B Preferred Stock at a conversion price of $75.00 per share, one year after closing. Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time into 100 shares of Common Stock (Series B conversion to common stock results in $.75 per common share). If not previously converted, the debentures will be repaid five years from closing.

NOTE J -- ADOPTION OF ACCOUNTING STANDARDS

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

     This report contains forward-looking statements that relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the inability to convert the bank line of credit to a one-year revolving line of credit, inability to successfully achieve operational plans and marketing initiatives, possibility of delays in the expansion of image storage capacity due to delays in deliveries from suppliers or technical problems; system performance problems due to technical difficulties, system malfunctions, Internet interruptions or other factors; pricing and other activities by competitors; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading online, direct mail and retail photo services company dedicated to providing customers with innovative ways to create and tell the stories of their lives through photos. PhotoWorks is a direct-to-consumer provider of film and image processing and online image storage and management services. The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

     To promote its services and products, the Company relies primarily on direct-marketing and online e-mail programs. The Company continually tests and refines its offers in an effort to improve its effectiveness and reach a broader market. Offers designed to showcase the PhotoWorks(R) services may include introductory pricing, film or other offers. In past years, the Company primarily relied on an introductory film offer and free processing to first time customers to introduce potential customers to PhotoWorks products and services. The Company's introductory offers have been advertised through direct-response media, print media, and national advertising campaigns. The Company also promotes its introductory offers on its Web site (www.photoworks.com). In addition, the Company has a customer referral program for online and mail order customers which encourages existing customers to suggest family and friends that may be interested in the Company's services and products. The Company also partners with other Internet companies to broaden the marketing of its PhotoWorks' services by providing customers with new and interesting ways to share their photos.

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

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to share personal photographs with friends and family. Products incorporating these technologies include (i) Pictures On Disk(TM) a floppy disk containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers and; (iii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film. In April 1999, the Company introduced PhotoWorks(R), an online image management system which enables customers to view, share, archive and order reprints and organize their photos online. Other recent products include PhotoWorks(R) Albums, an online tool to easily create and share photo albums, PhotoWorks(R) Cards, an online service which allows customers to create personalized greeting cards using their favorite photos, and an assortment of personalized photo gifts. In April 2001, the Company launched PhotoDVD(TM), a new product that puts customers' photos on media format DVD. PhotoDVD allows customers to enjoy their favorite photos on television. The Company expects to continue to introduce products in 2001 which will provide traditional and digital camera users with a simple and convenient way to store, print and use their online digital images. In addition, the Company has partnered with other Internet-related companies to broaden the marketing of its PhotoWorks services and provide customers with new and interesting ways to share their photos.

     The net loss for the first six months of fiscal 2001 was $9,929,000 or a loss of $.60 per share, compared to a net loss of $5,263,000 or a loss of $.32 per share for the first six months of fiscal 2000. Operating results will fluctuate in the future due to changes in the mix of sales, promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

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

                                 Second Quarter Ended      Six Months Ended
                                ---------------------   ---------------------
                                March 31,   March 25,   March 31,   March 25,
                                   2001        2000        2001        2000
                                =========   =========   =========   =========
Net revenues                       100.0%      100.0%      100.0%      100.0%
Cost of goods and services          86.3        71.9        84.0        68.6
                                  ------      ------       -----      ------

Gross profit                        13.7        28.1        16.0        31.4

Operating expenses:
 Marketing expenses                 41.0        40.0        28.1        35.2
 Research and development           10.6         3.3         9.1         2.8
 General and administrative         16.4         9.5        14.2         7.7
                                  ------      ------       -----      ------
  Total operating expenses          68.0        52.8        51.4        45.7
                                  ------      ------       -----      ------

Loss from Operations               (54.3)      (24.7)      (35.4)      (14.3)

Total other income (expense)           -         1.8         (.5)        1.5
                                  ------      ------       -----      ------

Loss before income taxes           (54.3)      (22.9)      (35.9)      (12.8)
Provision for income taxes             -        (2.6)          -         (.6)
                                  ------      ------       -----      ------

Net loss                          (54.3)%     (25.5)%      (35.9)     (13.4)%
                                  ======      ======       =====      ======

     Net revenues for the second quarter of fiscal 2001 were $12,690,000 as compared to net revenues of $18,796,000 in the second quarter of fiscal 2000. For the six months ended March 31, 2001, net revenues were $27,675,000 compared to $39,287,000 for the same period of fiscal 2000. The decline in net revenues is primarily due to significantly lower processing volumes combined with an overall decrease in the revenue per roll as compared to the prior year periods. Management believes processing volumes decreased primarily due to lower marketing expenditures combined with an overall softness in the photofinishing industry. The decline in revenue per roll is a result of aggressive pricing and competition in the online photo space.

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the second quarter of fiscal 2001 decreased to 13.7% of net revenues compared to 28.1% in the second quarter of fiscal 2000. For the first six months of fiscal 2001, gross profit decreased to 16.0% compared to 31.4% for the same period of fiscal 2000. The decline in gross margin is primarily due to declines in revenues per roll, as discussed above, as well as fixed operating costs related to equipment, facilities, and overhead costs, including increased depreciation and lease costs for archiving equipment. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, level and nature of marketing activities and other factors.

     Total operating expenses in the second quarter of fiscal 2001 decreased to $8,637,000 compared to $9,930,000 in the second quarter of fiscal 2000. For the first six months of fiscal 2001, total operating expenses decreased to $14,227,000 compared to $17,937,000 for the same period of fiscal 2000. The decrease in operating expenses was primarily due to a reduction in marketing expenses, partially offset by increased costs related to research and development, information technology and general and administrative. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing activities and research and development activities.

     Marketing expenses include current period expenses associated with customer acquisition, building brand awareness, testing of new marketing strategies and marketing to existing customers. Marketing expenses in the second quarter of fiscal 2001 decreased to $5,199,000 compared to $7,516,000 in the second quarter of fiscal 2000. For the first six months of fiscal 2001, marketing expenses decreased to $7,765,000 compared to $13,823,000 for the same period in fiscal 2000. The fiscal 2000 marketing expenses included costs associated with a major marketing campaign to promote the Company's PhotoWorks brand and introduce its online services and products. The campaign included national print and media advertising combined with direct marketing mailings. Marketing expenditures in fiscal 2001 were lower primarily due to the Company's testing of programs to target its traditional and former customer databases through retention and reactivation marketing programs. The Company has been evaluating marketing programs that focus on more immediate returns on investment and plans to target its customer database through targeted and cost effective promotions. During the quarter ended March 31, 2001, the Company renegotiated with certain of its Internet partners to reduce the cash and promotional obligations related to the agreements that resulted in non-cash charges of approximately $513,000 for the quarter. Marketing expenditures for fiscal 2001 are expected to be significantly lower as compared to fiscal 2000. Each year the Company prepares detailed plans for its various marketing activities, including the mix between customer acquisition and other marketing programs. However, the Company occasionally changes both the mix and total marketing expenditures between periods to take advantage of marketing opportunities as they become available.

     Research and development expenses increased to $1,350,000 for the second quarter of fiscal 2001 compared to $618,000 in the second quarter of fiscal 2000. For the first six months of fiscal 2001, research and development costs increased to $2,525,000 as compared to 1,083,000 for the same period of fiscal 2000. The increase was due primarily to additional personnel hired to support research and development for PhotoWorks(R) online archiving, photo sharing services and development of new products and services. Research and development expenses consist primarily of costs incurred in the development and enhancement of its PhotoWorks(R) service, Internet and other online digital services and products.

     General and administrative expenses increased to $2,088,000 for the second quarter of fiscal 2001 compared to $1,796,000 for the second quarter of fiscal 2000. For the six months ended March 31, 2001, general and administrative expenses increased to $3,937,000 compared to $3,031,000 for the same period of fiscal 2000. The increase is primarily a result of increased expenditures related to information systems to support the Company's computer-based and Internet-related operations. General and administrative costs were also higher due to increased costs associated with legal fees, wages, recruiting, and shareholder relations. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

     During the quarter ended March 31, 2001 the Company reached an out of court settlement related to its processing and film offers (See Note H - Contingencies) which resulted in a charge to other expense in the amount of $335,000. The settlement is still subject to final approval by the Court. The Company also wrote off $236,000 of fixed assets that are no longer in use due to lower processing volumes and production changes. In addition, the Company recorded other income of approximately $675,000 for a reduction in an amount due under notes payable. The reduction of the note was the result of renegotiation of amounts charged for certain advertising services in fiscal year 2000.

Liquidity and Capital Resources

     As of May 4, 2001, the Company's principal sources of liquidity included $3,310,000 in cash. The cash balance as of May 4, 2001, includes $2.5 million of new financing that closed on April 25, 2001 (as noted below). Although the Company does not currently have any fixed material commitments with regard to capital expenditures it expects to spend approximately $400,000 during the remainder of fiscal 2001, principally for data storage and computer network equipment and photofinishing equipment.

     During the first six months of fiscal 2001, the Company had negative cash flow from operations of approximately $4.3 million. Cash and securities available-for-sale declined to $531,000 as of March 31, 2001 and the Company's current ratio declined to .5. Subsequent to the period ended March 31, 2001, the Company secured new financing in the amount of $2.5 million as discussed below.

     During fiscal 2000, a substantial portion of marketing expenses were incurred for brand advertising and customer acquisition that was undertaken pursuant to the Company's corporate name change. Marketing expenditures in fiscal 2000 were heavily focused on establishing a leadership position in the online photo space combined with rebranding and renaming the company from Seattle FilmWorks to PhotoWorks. The Company does not anticipate this level of marketing and advertising expenditures in future periods. Additionally, the Company expects to reduce direct marketing expenditures by utilizing more efficient communications with customers. In November 2000 and March 2001, the Company realigned its organizational structure and reduced its workforce by a total of approximately 25%.

     The Company negotiated a reduction of approximately $675,000 in the amount due under a note payable. The reduction related to amounts charged for certain advertising services in fiscal year 2000. As part of the renegotiation of the note, a payment of $1.1 million is due May 15, 2001, and a payment of $167,000 is due on June 4, 2001.

     On April 25, 2001, the Company closed a $2,500,000 Subordinated Debenture financing with investment advisory clients of Zesiger Capital Group, LLC. The subordinated debentures have a 7% interest rate and are convertible at the discretion of the holders, into Series B Preferred Stock at a conversion price of $75.00 per share, one year after closing. Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time into 100 shares of Common Stock (Series B conversion to common stock results in $.75 per common share). If not previously converted, the debentures will be repaid five years from closing.

     In addition to the above operational plans, the Company has a $2.5 million bank line of credit that management believes can be converted to a one-year revolving line of credit. The bank line of credit is currently due May 31, 2001. The Company is actively seeking additional financing and has a signed term sheet for additional capital that is currently under legal review. Management believes that, under its current operational and financing plans outlined above, current cash balance, recent financing, and estimated future cash flows, the Company will have sufficient funds for operations through at least the next twelve months. However, the Company's inability to convert the $2.5 million bank line of credit to a revolving line of credit, or generate cash flow from operations would have a material adverse impact on the Company's financial position and liquidity which may require the Company to further reduce its expenditures, seek additional capital or refinance its obligations to enable it to continue operations. There can be no assurance that the Company will be able to obtain adequate financing in the future.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     On February 6, 2001, the Company held its annual meeting of shareholders. The shareholders acted on the following matters at the annual meeting.

     The following individual was elected to the Company's Board of Directors, to hold office for a three-year term and until his respective successor is duly elected and qualified. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.

                                 For       Withheld    Non-votes
                                 ---       --------    ---------
     Howard Lee              18,441,828    129,115        N/A

     The following individuals were elected to the Company's Board of Directors, to hold office for a two-year term and until his respective successor is duly elected and qualified. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.

                                 For       Withheld    Non-votes
                                 ---       --------    ---------
     Matthew A. Kursh        18,442,584    128,359        N/A
     Douglas A. Swerland     18,439,010    131,933        N/A

     The following individuals were elected, by the Preferred shareholders, to the Company's Board of Directors to hold office for a three-year term and until his respective successor is duly elected and qualified. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.

                                 For       Withheld    Non-votes
                                 ---       --------    ---------
     Ross K. Chapin           3,157,895        0          N/A
     Paul B. Goodrich         3,157,895        0          N/A

     The amendment to the PhotoWorks 1999 Stock Incentive Compensation Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 800,000 shares to 1,300,000 shares was approved. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.

                    For       Withheld     Non-votes     Other Unvoted
                    ---       --------     ---------     -------------
                16,580,246    1,935,938      54,759        1,092,611

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

            10.1 Supplemental lease agreement No. 8 with General Services Administration effective February 1, 2001



     (b)  Reports on Form 8-K.

          Form 8-K dated April 25, 2001 - Item 5 - Other Events related to the Company's closing of a $2,500,000 Subordinated Debenture financing.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHOTOWORKS, INC.


DATED:  May 14, 2001                   /s/ Howard Lee
                                       -----------------------------------------
                                                      Howard Lee
                                           President/Chief Executive Officer
                                             (Principal Executive Officer)


                                       /s/ Loran Cashmore Bond
                                       -----------------------------------------
                                                   Loran Cashmore Bond
                                           Treasurer/Chief Accounting Officer

                               INDEX TO EXHIBITS

                               PHOTOWORKS, INC.

                         Quarterly Report on Form 10-Q
                      For The Quarter Ended March 31, 2001


Exhibit  Description                                                    Page No.
-------  -----------                                                    --------
10.1     Supplemental lease agreement No. 8 with General Service
         Administration effective February 1, 2001                         18