Form 10-Q
period 2001-06-30
PHOTOWORKS INC /WA
filed 2001-08-13
CIK 791050

                                   FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: June 30, 2001   Commission file No. 0-15338
                                  -------------                       -------

                               PHOTOWORKS,  INC.
                               -----------------
            (Exact name of registrant as specified in its charter.)

           Washington                                  91-0964899
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      1260 16th Avenue West, Seattle,  WA                 98119
    ----------------------------------------            ----------
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

     As of August 1, 2001, there were issued and outstanding 16,612,105 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 16

                               PHOTOWORKS,  INC.

                                     INDEX
                                     -----

                                                        Page No.
                                                        --------

PART I -- FINANCIAL INFORMATION

                                                                     Page No.
                                                                     --------
     Item 1 - Financial Statements                                      3-9

       Consolidated Balance Sheets as of June 30, 2001
         and September 30, 2000                                         3-4

       Consolidated Statements of Operations for the third quarter
         and nine months ended June 30, 2001 and June 24, 2000            5

       Consolidated Statements of Cash Flows for the nine months
         ended June 30, 2001 and June 24, 2000                            6

       Notes to Consolidated Financial Statements                       7-9

     Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                10-14

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                          14

     Item 6 - Exhibits and Reports on Form 8-K                           14

SIGNATURES                                                               15

INDEX TO EXHIBITS                                                        16

EXHIBITS

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                               PHOTOWORKS,  INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                  (UNAUDITED)       (NOTE)
                                                                    June 30,     September 30,
ASSETS                                                                2001           2000
                                                                  ===========    =============
CURRENT ASSETS
  Cash and cash equivalents                                         $ 1,605         $ 1,629
  Securities available-for-sale                                           -           1,022
  Accounts receivable, net of allowance for doubtful accounts         1,026           1,300
  Inventories                                                         2,350           5,562
  Prepaid income taxes                                                    -             970
  Prepaid promotional expenditures                                      151           1,412
  Prepaid expenses and other                                            134             377
                                                                    -------         -------

TOTAL CURRENT ASSETS                                                  5,266          12,272

FURNITURE, FIXTURES, AND EQUIPMENT,
  at cost, less accumulated depreciation                              8,292          12,390

TOTAL ASSETS                                                        $13,558         $24,662
                                                                    =======         =======

Note: The September 30, 2000 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                               PHOTOWORKS,  INC.
                    CONSOLIDATED BALANCE SHEETS (continued)
                (in thousands, except per share and share data)

                                                                  (UNAUDITED)       (NOTE)
                                                                    June 30,     September 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2001           2000
                                                                  ===========    =============
CURRENT LIABILITIES
 Current portion of note payable                                    $  2,387         $   821
 Accounts payable                                                      3,761           5,478
 Accrued compensation                                                  1,728           1,854
 Accrued expenses                                                      2,674           1,732
 Current portion of capital lease obligations                            215             250
                                                                    --------         -------

TOTAL CURRENT LIABILITIES                                             10,765          10,135

 Note payable, net of current portion                                      -           1,231
 Capital lease obligation, net of current portion                        141             292
 Subordinated convertible debentures                                   2,500               -

SHAREHOLDERS' EQUITY
 Preferred Stock, $.01 par value, authorized 2,000,000 shares,
   issued and outstanding 15,000                                           -               -
 Common Stock, $.01 par value, authorized 101,250,000
   shares, issued and outstanding 16,612,105                             166             165
 Additional paid-in capital                                           15,752          15,629
 Retained earnings                                                   (15,766)         (2,790)
                                                                    --------         -------

TOTAL SHAREHOLDERS' EQUITY                                               152          13,004
                                                                    --------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 13,558         $24,662
                                                                    ========         =======

Note: The September 30, 2000 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                               PHOTOWORKS,  INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                (in thousands, except per share and share data)



                                               Third Quarter Ended          Nine Months Ended
                                            --------------------------  -------------------------
                                              June 30,      June 24,      June 30,      June 24,
                                                2001          2000          2001          2000
                                            ===========   ===========   ===========   ===========
Net revenues                                $    14,365   $    19,862   $    42,040   $    59,149
Cost of goods and services                       10,926        15,543        34,171        42,501
                                            -----------   -----------   -----------   -----------

Gross Profit                                      3,439         4,319         7,869        16,648

Operating expenses:
 Marketing                                        2,570        23,606        10,335        37,429
 Research and development                           895           779         3,420         1,862
 General and administrative                       2,165         1,976         6,102         5,007
 Lawsuit settlement                                 759             -         1,094             -
                                            -----------   -----------   -----------   -----------
   Total operating expenses                       6,389        26,361        20,951        44,298
                                            -----------   -----------   -----------   -----------

Loss from Operations                             (2,950)      (22,042)      (13,082)      (27,650)

Other income (expense):
 Interest expense                                  (100)          (10)         (388)          (33)
 Interest income                                      -           317            45           952
 Non-operating income (expense), net                  4            16           450            (6)
                                            -----------   -----------   -----------   -----------
   Total other income (expense)                     (96)          323           107           913
                                            -----------   -----------   -----------   -----------

Loss before income taxes                         (3,046)      (21,719)      (12,975)      (26,737)
Provision for income taxes                            -          (183)            -          (428)
                                            -----------   -----------   -----------   -----------
Net loss                                         (3,046)      (21,902)      (12,975)      (27,165)
Preferred stock accretion                             -        (1,511)            -        (2,546)
                                            -----------   -----------   -----------   -----------
Loss attributable to common shareholders    $    (3,046)  $   (23,413)  $   (12,975)  $   (29,711)
                                            ===========   ===========   ===========   ===========

Net loss per share                                $(.18)       $(1.33)        $(.78)       $(1.66)
                                            ===========   ===========   ===========   ===========
Net loss per common share                         $(.18)       $(1.43)        $(.78)       $(1.81)
                                            ===========   ===========   ===========   ===========

Weighted average shares outstanding          16,612,000    16,415,000    16,547,000    16,370,000
                                            ===========   ===========   ===========   ===========


See notes to consolidated financial statements.

                               PHOTOWORKS,  INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                Nine Months Ended
                                                               -------------------
                                                               June 30,   June 24,
                                                                 2001       2000
                                                               ========   ========
OPERATING ACTIVITIES:
---------------------
 Net loss                                                      $(12,975)  $(27,165)
 Charges to income not affecting cash:
 Depreciation and amortization                                    5,764      3,675
 Loss on disposal of assets                                         236          -
 Deferred income taxes                                                -      1,334
 Net change in receivables, inventories, payables and other       1,782      7,613
 Capitalized promotional expenditures, net                         (464)    (2,777)
                                                               --------   --------

NET CASH USED IN OPERATING ACTIVITIES                            (5,657)   (17,320)

INVESTING ACTIVITIES:
---------------------
 Purchase of furniture, fixtures, and equipment                    (177)    (6,496)
 Purchases of securities available-for-sale                           -    (13,740)
 Sales of securities available-for-sale                           1,022     10,217
                                                               --------   --------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                        845    (10,019)

FINANCING ACTIVITIES:
---------------------
 Proceeds from issuance of Convertible Debentures                 2,500          -
 Drawing on bank line                                             2,350          -
 Proceeds from issuance of Preferred Stock                            -     14,936
 Proceeds from issuance of Common Stock                             124        373
 Payment on capital lease obligation                               (186)      (104)
                                                               --------   --------

NET CASH FROM FINANCING ACTIVITIES                                4,788     15,205
                                                               --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS                               (24)   (12,134)

Cash and cash equivalents at beginning of period                  1,629     15,001
                                                               --------   --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                                              $  1,605   $  2,867
                                                               ========   ========

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Fiscal year 2001 will include 52 weeks compared to fiscal 2000 that included 53 reporting weeks, with the additional week reported in the fourth quarter of fiscal 2000. Operating results for the third quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2001. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 30, 2000 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

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

NOTE F -- INCOME TAXES

     The Company accounts for its income taxes in accordance with the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company has determined it is appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. For the nine months ended June 30, 2001 the income tax benefit was $0, as opposed to a benefit of approximately $4,504,000 (assuming a normal statutory rate of 34%). Utilization of the remaining deferred tax assets of approximately $17,834,000 is dependent on future profits that are not assured.

                               PHOTOWORKS,  INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     The following table sets forth the computation of loss per share:

                                                            Third Quarter Ended              Nine Months Ended
                                                       ------------------------------  ------------------------------
                                                       June 30, 2001   June 24, 2000   June 30, 2001   June 24, 2000
                                                       ==============  ==============  ==============  ==============
Numerator for basic and diluted earnings per share:
 Net loss                                                $(3,046,000)   $(21,902,000)   $(12,975,000)   $(27,165,000)
 Preferred stock accretion                                         -      (1,511,000)              -      (2,546,000)
                                                         -----------    ------------    ------------    ------------
 Loss attributable to common shareholders                 (3,046,000)    (23,413,000)    (12,975,000)    (29,711,000)
                                                         ===========    ============    ============    ============

Denominator:
 Weighted-average number of common shares                 16,612,000      16,415,000      16,547,000      16,370,000
                                                         ===========    ============    ============    ============

 Net loss per share                                      $      (.18)   $      (1.33)   $       (.78)   $      (1.66)
                                                         ===========    ============    ============    ============
 Net loss per common share                               $      (.18)   $      (1.43)   $       (.78)   $      (1.81)
                                                         ===========    ============    ============    ============


NOTE H -- CONTINGENCIES

     The Company is a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission in February 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. Sales of recycled cameras accounted for 4.3% and 4.1% of the Company's net revenues during fiscal 2000 and 1999, respectively. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single use cameras. The Company has appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. In the appeal, as in the ITC proceeding, the issues have been and are vigorously contested. On June 27, 2001, Fuji Photo Film filed a Complaint with the ITC for Enforcement Proceedings alleging 22 claims contained in nine utility patents and named certain entities as "enforcement respondents." The Commission, having examined the request for a formal enforcement proceeding determined to institute formal enforcement proceedings to determine whether twelve named respondents are in violation of the Commission's general exclusion order and/or cease and desist order issued in the investigation, and what if any enforcement measures are appropriate.

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

of the terms of settlement was published in the USA Today on May 7, 2001 and was posted on a website referred to in that publication. The settlement was approved by the Court on July 16, 2001.

     As part of the settlement, PhotoWorks will provide these benefits to Class
Members: (1) Within one year PhotoWorks will make the following distributions of free rolls of 24-exposure standard C-41 film: (a) It will distribute an aggregate of 900,000 rolls to persons who are active PhotoWorks customers, with the identity of recipients and number of rolls per recipient (not to exceed three) determined by PhotoWorks in a way that reasonably takes into account past and/or anticipated quantity or frequency of their transactions; (b) It will also distribute one roll to each of the first 300,000 Class Members who request the roll within six months of the notice, and who do not receive any of the 900,000 rolls above. Materials accompanying these distributions will inform recipients that the C-41 process identified on the film is an industry standard chemical process that most photo-processing labs use to develop film. (2) Each member of the Class who does not receive free film under (1) above may submit to PhotoWorks a Coupon appended or attached to the Notices (prior to the Coupon's expiration) to receive a $1 discount on a film processing order. The Company accrued a total of $675,000 in the quarter ended June 30, 2001 related to the future distribution of 900,000 rolls of film pursuant to terms of the final settlement.

     In addition, PhotoWorks will pay $15,000 in total to the named plaintiffs/class representatives as compensation for their time and involvement in the Class Suit, and approximately $260,000 to the attorneys for the Class for their services and costs in the Class Suit.

     The Company is also involved in various routine legal proceedings in the ordinary course of its business.

     The Company has a revolving line of credit of $2,356,250 that matured on July 31, 2001. Under terms of the amended agreement dated July 23, 2001, the Company is required to maintain a certificate of deposit with the bank equal to or greater than $356,250. The certificate of deposit shall remain in effect for so long as any obligations under the agreement are outstanding. Management believes this bank line of credit can be converted to a term loan or revolving line of credit and is currently negotiating the terms of this agreement with the bank.

NOTE I -- SUBORDINATED DEBENTURES

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
---------------------------------------------------------------------------
1995:
-----

     This report contains forward-looking statements that relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the Company's inability to generate cash to fund its operations, inability to convert the bank line of credit to a term loan or revolving line of credit, inability to successfully achieve operational plans and marketing initiatives, system performance problems due to technical difficulties, system malfunctions, Internet interruptions or other factors; pricing and other activities by competitors; and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

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

     Since 1994, the Company has been a pioneer in providing digital-imaging technologies which enable photofinishing customers to share personal photographs with friends and family. Products incorporating these technologies include (i) Pictures On Disk a floppy disk(TM) containing digital images from a roll of film; (ii) PhotoWorks(R) software, which can be used to create digital photograph albums and screen savers and; (iii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film. In April 1999, the Company introduced PhotoWorks(R), an online image management system which enables customers to view, share, archive and order reprints and organize their photos online. Other recent products include PhotoWorks(R) Albums, an online tool to easily create and share photo albums, PhotoWorks(R) Cards, an online service which allows customers to create personalized greeting cards using their favorite photos, and an assortment of personalized photo gifts. In April 2001, the Company launched PhotoDVD(TM), a new product that puts customers' photos on media format DVD. PhotoDVD allows customers to enjoy their favorite photos on television. The Company expects to continue to offer products that will provide traditional and digital camera users with a simple and convenient way to store, print and use their online digital images.

     The net loss for the first nine months of fiscal 2001 was $12,975,000 or a loss of $.78 per share, compared to a net loss of $27,165,000 or a loss of $1.66 per share for the first nine months of fiscal 2000. Operating results will fluctuate in the future due to changes in the mix of sales, promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

     Demand for the Company's photo-related services and products is seasonal, with the highest volume of photofinishing activity occurring during the summer months. However, seasonality of demand may be offset by the introduction of new services and products, changes in the level of effectiveness of customer acquisition, retention or reactivation programs, activities by competitors, production difficulties and other factors. This seasonality has generally produced greater photofinishing net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income or loss is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix and the Company's practice of incurring relatively higher marketing program expenditures prior to the summer months.

Results of Operations
---------------------

     The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                 Third Quarter Ended    Nine Months Ended
                                ---------------------  --------------------
                                 June 30,   June 24,   June 30,   June 24,
                                   2001       2000       2001       2000
                                 ========   ========   ========   ========
Net revenues                        100.0%     100.0%     100.0%     100.0%
Cost of goods and services           76.1       78.3       81.3       71.9
                                   ------    -------      -----     ------

Gross profit                         23.9       21.7       18.7       28.1

Operating expenses:
 Marketing                           17.9      118.9       24.6       63.3
 Research and development             6.2        3.9        8.1        3.1
 General and administrative          15.0        9.9       14.5        8.4
 Lawsuit settlement                   5.3          -        2.6          -
                                   ------    -------      -----     ------
  Total operating expenses           44.4      132.7       49.8       74.8
                                   ------    -------      -----     ------

Loss from Operations                (20.5)    (111.0)     (31.1)     (46.7)

Total other income (expense)          (.7)       1.6         .2        1.5
                                   ------    -------      -----     ------

Loss before income taxes            (21.2)    (109.4)     (30.9)     (45.2)
Provision for income taxes              -        (.9)         -        (.7)
                                   ------    -------      -----     ------

Net loss                           (21.2)%   (110.3)%     (30.9)    (45.9)%
                                   ======    =======      =====     ======

     Net revenues for the third quarter of fiscal 2001 were $14,365,000 as compared to net revenues of $19,862,000 in the third quarter of fiscal 2000. For the nine months ended June 30, 2001, net revenues were $42,040,000 compared to $59,149,000 for the same period of fiscal 2000. The decline in net revenues is primarily due to significantly lower processing volumes. Management believes processing volumes decreased primarily due to lower marketing expenditures combined with an overall softness in the photofinishing industry. In addition, net revenues in the first half of fiscal 2001 were affected by an overall decrease in net revenue per roll as compared to the prior year periods primarily as a result of aggressive pricing and competition in the online photo space. During the third quarter of fiscal 2001, net revenue per roll increased as compared to the prior year period due to changes in marketing promotions and pricing, combined with fewer competitors in the online photo space.

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the third quarter of fiscal 2001 increased to 23.9% of net revenues compared to 21.7% in the third quarter of fiscal 2000. Gross profit increased primarily due to an increase in net revenue per roll for the quarter. For the first nine months of fiscal 2001, gross profit decreased to 18.7% compared to 28.1% for the same period of fiscal 2000. The year to date decline in gross margin is primarily due to declines in net revenue per roll, as discussed above, as well as fixed operating costs related to equipment, facilities, and overhead costs, including increased depreciation and lease costs for scanning and archiving equipment. Fluctuations in gross profit will occur in future periods due to the seasonal nature of revenues, mix of product sales, level and nature of marketing activities and other factors.

     Total operating expenses in the third quarter of fiscal 2001 decreased to $6,389,000 compared to $26,361,000 in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, total operating expenses decreased to $20,951,000 compared to $44,298,000 for the same period of fiscal 2000. The decrease in operating expenses was primarily due to a reduction in marketing expenses, partially offset by increased costs related to research and development, information technology, general and administrative and costs associated with settlement of a class action lawsuit. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing activities and research and development activities.

     Marketing expenses include current period expenses associated with customer acquisition and reactivation, building brand awareness, testing of new marketing strategies and marketing to existing customers. Marketing expenses in the third quarter of fiscal 2001 decreased to $2,570,000 compared to $23,606,000 in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, marketing expenses decreased to $10,335,000 compared to $37,429,000 for the same period in fiscal 2000. The fiscal 2000 marketing expenses included costs associated with a major marketing campaign to promote the Company's PhotoWorks brand and introduce its online services and products. The campaign included national print and media advertising combined with direct marketing mailings. Marketing expenditures in fiscal 2001 were lower primarily due to the Company's testing of programs to target its customer databases through retention and reactivation marketing programs. The Company has been evaluating marketing programs that focus on more immediate returns on investment through targeted and cost effective promotions. In addition, the Company renegotiated with certain of its Internet partners to reduce the cash and promotional obligations related to the agreements that resulted in non-cash charges of approximately $513,000 in the second quarter of fiscal 2001.

     Research and development expenses increased to $895,000 for the third quarter of fiscal 2001 compared to $779,000 in the third quarter of fiscal 2000. For the first nine months of fiscal 2001, research and development costs increased to $3,420,000 as compared to $1,862,000 for the same period of fiscal 2000. The increase was due primarily to additional personnel hired to support research and development for PhotoWorks(R) online archiving, photo sharing services and development of new products and services. Research and development expenses consist primarily of costs incurred in the development and enhancement of its PhotoWorks(R) service, Internet and other online digital services and products.

     General and administrative expenses increased to $2,165,000 for the third quarter of fiscal 2001 compared to $1,976,000 for the third quarter of fiscal 2000. For the nine months ended June 30, 2001, general and administrative expenses increased to $6,102,000 compared to $5,007,000 for the same period of fiscal 2000. The increase is primarily a result of increased expenditures related to information systems to support the Company's computer-based and Internet-related operations and general and administrative costs associated with legal fees, wages, recruiting, and shareholder relations. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

     Lawsuit settlement expenses relate to the settlement of a class action lawsuit (See Note H - Contingencies). The settlement agreement was approved by the Court on July 16, 2001.

     Other income for the nine months ended June 30, 2001 was $107,000 compared to $913,000 for the same period of fiscal 2000. Interest income for fiscal 2001 was significantly lower due to decreased cash and investments while interest expense increased in fiscal year 2001 due to bank line of credit and subordinated debentures. In addition, the Company wrote off $236,000 of fixed assets that were no longer in use due to lower processing volumes and production changes. In the second quarter of fiscal 2001, the Company recorded other income of approximately $675,000 for a reduction in an amount due under notes payable. The reduction of the note was the result of renegotiation of amounts charged for certain advertising services in fiscal year 2000.

     The Company's common stock trades on the Nasdaq Stock Market under the symbol FOTO. On July 13, 2001 the Company announced that it received a Nasdaq Staff Determination indicating that the Company fails to comply with the net tangible assets requirement for continued listing under Marketplace Rule 4450(a)(3), and that its securities are, therefore, subject to delisting from the Nasdaq National Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff's Determination. The Company is reviewing options to meet all Nasdaq listing qualifications but believes there is a strong possibility that it will be delisted from the Nasdaq. If delisting occurs, the Company believes that its stock is eligible to trade on the OTC Bulletin Board.

Liquidity and Capital Resources

     As of August 8, 2001, the Company's principal sources of liquidity included $1,801,000 in cash, which included a $356,250 certificate of deposit that is required for the Company's bank line of credit. The Company has a revolving line of credit of $2,356,250 that matured on July 31, 2001. Under terms of the amended agreement dated July 23, 2001, the Company is required to maintain a certificate of deposit with the bank equal to or greater than $356,250. The certificate of deposit shall remain in effect for so long as any obligations under the agreement are outstanding. Management believes this bank line of credit can be converted to a term loan or revolving line of credit and is currently negotiating the terms of this agreement with the bank. The Company does not currently have any fixed material commitments with regard to capital expenditures and does not anticipate spending a material amount during the remainder of fiscal 2001.

     During the first nine months of fiscal 2001, the Company had negative cash flow from operations of approximately $5.7 million. Cash and securities available-for-sale as of June 30, 2001 decreased to $1,605,000 compared to $2,651,000 as of September 30, 2000. The Company's current ratio as of June 30, 2001 declined to .5 compared to the September 30, 2000 current ratio of 1.2. The Company believes that it will generate positive operating cash flow in the fourth quarter (July-September) of fiscal 2001, which is typically the Company's strongest quarter primarily due to the seasonality of its business.

     During fiscal 2000, a substantial portion of marketing expenses were incurred for brand advertising and customer acquisition that was undertaken pursuant to the Company's corporate name change. Marketing expenditures in fiscal 2000 were heavily focused on establishing a leadership position in the online photo space combined with rebranding and renaming the Company from Seattle FilmWorks to PhotoWorks. The Company does not anticipate this level of marketing and advertising expenditures in future periods. Additionally, the Company has been reducing direct marketing expenditures by utilizing more efficient communications with customers. In November 2000 and March 2001, the Company realigned its organizational structure and has reduced its workforce by a total of approximately 25%.

     The Company negotiated a reduction of approximately $675,000 in the amount due under a note payable. The reduction related to amounts charged for certain advertising services in fiscal year 2000. As part of the renegotiation of the note, payments of approximately $1.3 million were made during the third quarter of fiscal 2001.

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

     Management believes that, under its current operational and financing plans outlined above, current cash balance, recent financing, and estimated future cash flows, the Company will have sufficient funds for operations through at least the next twelve months. However, the Company's inability to convert the $2.35 million bank line of credit to a term loan or revolving line of credit, or generate cash flow from operations would have a material adverse impact on the Company's financial position and liquidity which may require the Company to further reduce its expenditures, seek additional capital or refinance its obligations to enable it to continue operations. There can be no assurance that the Company will be able to obtain adequate financing in the future.

                         PART II -- OTHER INFORMATION
                         ----------------------------

ITEM 1 - LEGAL PROCEEDINGS

     For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd., and the class action filed on March 29, 2000, see Note H of notes to Consolidated Financial Statements in Part I above.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
          ---------

     (b)  Reports on Form 8-K.
          --------------------

          Form 8-K dated April 25, 2001 - Item 5 - Other Events related to the Company's closing of a $2,500,000 Subordinated Debenture financing.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHOTOWORKS,  INC.


DATED:  August 13, 2001                /s/ Gary R. Christophersen
                                       -----------------------------------------
                                                 Gary R. Christophersen
                                            President/Chief Executive Officer
                                              (Principal Executive Officer)


                                       /s/ Loran Cashmore Bond
                                       -----------------------------------------
                                                 Loran Cashmore Bond
                                           Treasurer/Chief Accounting Officer

                               INDEX TO EXHIBITS

                               PHOTOWORKS, INC.

                         Quarterly Report on Form 10-Q
                      For The Quarter Ended June 30, 2001

Exhibit                                        Description                                       Page No.
---------                                      -----------                                       --------
3.1        Bylaws of the Company, as amended and restated on November 13, 1996
           (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996)

3.2        Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated
           February 9, 2000 (Incorporated by reference to Exhibit 3.1 filed with the
           Company's 8-K filed February 16, 2000)

3.3        Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated
           April 24, 2001 (Incorporated by reference to Exhibit 3.1 filed with the
           Company's 8-K filed April 27, 2001)

3.4        Articles of Correction to Articles of Incorporation of PhotoWorks, Inc. dated
           April 25, 2001 (Incorporated by reference to Exhibit 3.2 filed with the
           Company's 8-K filed April 27, 2001)

3.5        Form of Certificate of Designation Preferences and Rights of Series RP
           Preferred Stock (Incorporated by reference to Exhibit 3.4 to the Company's
           Annual Report on 10-K for the year ended September 25, 1999)

4.1        Rights Agreement dated December 16, 1999 between the Registrant and Chase
           Mellon Shareholder Services L.L.C., as Rights Agent (Incorporated by
           reference to Exhibit 4.1 to the current report on Form 8-K filed with the
           Commission on December 17, 1999)