Form 10-K405
period 2001-09-29
PHOTOWORKS INC /WA
filed 2001-12-28
CIK 791050

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 29, 2001

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                           Commission file No. 0-15338

                                PHOTOWORKS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

              Washington                                  91-0964899
              ----------                                  ----------
   (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

  1260 16th Avenue West, Seattle,  WA                       98119
  -----------------------------------                       -----
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes: |X| No: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of December 7, 2001, there were issued and outstanding 16,655,971 shares of Common Stock, par value $.01 per share. As of December 7, 2001, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $1,695,822 based on the last sale price of the Registrant's Common Stock as reported by the Over the Counter Bulletin Board Market.

                      Documents incorporated by reference:

      Portions of the registrant's proxy statement relating to its 2002 annual meeting of shareholders, to be held on February 5, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.


                                  Page 1 of 86
                            Exhibit Index at Page 51

                                     PART I

ITEM 1 - BUSINESS

Description of Business

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading online, direct mail and retail photo services company dedicated to providing its customers with innovative ways to create and tell the stories of their lives through photos.* In February 2000, the company name was changed from Seattle FilmWorks to PhotoWorks to reflect the Company's corporate mission and enhanced online and digital strategy. The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

      The Company offers prints, slides, digital images and online archiving, all from the same roll of 35mm film. PhotoWorks can process any brand of 35mm film, Advanced Photo Systems (24mm) film or 35mm reloadable or single-use camera. The Company offers it products and services primarily through direct mail and online channels. To a lesser extent, the Company provides products and supplies on a wholesale basis.

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

Industry Overview

      The dominant method of distributing photofinishing services and products is through retail stores, including discount and mass merchants, drugstores, supermarkets and camera/specialty stores. Management believes the majority of rolls of film are sent to wholesale photofinishing laboratories for processing or processed in-store using on-site equipment. Digital cameras also offer consumers alternatives to traditional photofinishing although the Company provides products and services for the digital camera market.

      Increasingly, the Internet, online services and increased use of personal computers provide additional channels for direct-to-consumer marketing. The Internet has created the opportunity for people to use and share their photos in ways never before imaginable. See "Risk Factors."

Operating Strategy

      The principal elements of PhotoWorks operating strategy are the introduction of innovative, value-added services and products, application of direct-to-consumer marketing techniques, and a commitment to customer satisfaction.

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

      The Company has been a leader in providing digital-imaging technologies. Some recent products incorporating these technologies include (i) PhotoDVD(TM), an animated show of personal photos on a DVD; (ii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film; and, (iii) PhotoWorks(R), an online image management system which gives customers a simple and convenient way to view, share, print and organize their photos online. The Company expects to continue to introduce products in 2002 which will provide traditional and digital camera users with simple and convenient ways to share, store, print and use their online digital images.*

      Direct-to-Consumer Marketing. The Company's business model is founded on direct-response marketing through direct mail and online channels. Management believes an important advantage of its direct-marketing strategy is the opportunity to contact a large number of consumers who may appreciate the convenience of online and mail order delivery and the Company's array of complementary services and products. Direct access to consumers permits the Company to target and monitor selected potential and existing customers, measure customer response and obtain direct customer feedback to changes in marketing strategies. The Company's proprietary database is used to plan, personalize, implement and evaluate marketing programs for its customers. See "Business--Marketing and Customer Acquisition."

      Commitment to Customer Satisfaction. The Company seeks to develop and provide high-quality, user-friendly and reliable photofinishing and online services and products to enhance brand recognition for "PhotoWorks" and "Seattle FilmWorks" to engender customer loyalty. Management believes that a significant portion of its business comes from repeat customers.* As part of its dedication to customer service, PhotoWorks offers a 100% satisfaction guarantee and provides an Easy-Order System whereby a customer sets up a standing order, thus avoiding the need to fill out an order form with each order. Through investments in automation, state-of-the-art photofinishing equipment, and the commitment of its employees to quality control, the Company strives to deliver greater than 99.8% of its orders without loss or damage.* See "Business--Customer Service and Support."

Revenue Strategy

      The Company's strategy for generating revenues is to leverage the strength of its services, products and marketing programs through direct communication with existing customers. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand.* The Company strives to increase both average order size and order frequency by informing its existing customer base of its integrated array of services and products.* The Company also believes that the online archive is a viable and economic opportunity to monetize its customer's "personal equity" through film processing for film-based cameras, and through photo output, in the form of prints, reprints, and gifts for traditional and digital camera users.* The Company's commitment to expanding its service and product offerings, including enhancements to its Internet-related offerings, is intended to support this strategy.*

      In recent years, the Company has seen a decline in the effectiveness of its customer acquisition programs and is currently evaluating and testing various marketing programs that will generate new customers cost effectively.* "See "Risk Factors." The Company is in the process of shifting the emphasis of it's marketing strategy towards existing and former customers instead of acquiring new customers.* The Company uses e-mail to communicate with its existing online customer base to increase retention, customer satisfaction and communication with inactive customers and employs a variety of other direct-marketing techniques to increase business from existing customers and generate business from inactive customers.*

      The Company has retail operations in the Pacific Northwest to provide a "drop off" alternative to mail order delivery. Management believes the Company's 26 retail stores attract customers who might not use the Company's mail order services. During the last year, the Company closed 9 of its retail stores and has specific plans to close certain other retail locations during fiscal year 2002. Costs associated with planned store closures were accrued in fiscal 2001.

Services and Products

      PhotoWorks has been a leader in the development and introduction of innovative photofinishing services and products.

The following table illustrates some of the Company's service and product introductions during the past four years:

   Service or Product                                                 Year of Introduction
   ------------------                                                 --------------------
   PhotoWorks(R) Designer & Custom Greeting Cards Online ............         2001
   MGI PhotoSuite(R) Photo Editing Software on Pictures On Disk(TM) .         2001
   PhotoDVD(TM) .....................................................         2001
   Photo Framing Mail Order .........................................         2001
   Browser Uploader .................................................         2001
   The Works: Film Processing + Pictures On Disk(TM) Bundle .........         2001
   Pocket PhotoBooks ................................................         2000
   Photo Framing Online .............................................         2000
   Photo Gifts Online ...............................................         2000
   PhotoWorks(R) Address Book Online ................................         2000
   PhotoWorks(R) Scanning Service ...................................         2000
   PhotoWorks(R) Albums Online ......................................         2000
   PhotoWorks(R) UpLoader Software ..................................         2000
   PhotoWorks(R) Cards Online .......................................         1999
   WeddingWorks(TM) .................................................         1999
   CrossLoader(TM) ..................................................         1999
   Hi-Resolution Pictures On Disk(TM) on CD .........................         1999
   PhotoWorks(R) ....................................................         1999
   Pictures On Disk(TM) on CD .......................................         1998
   PhotoMail(R) .....................................................         1998

      Starting in 1994, the Company began introducing digital imaging products and services with its introduction of Pictures On Disk(TM), which delivered, on a floppy disk, a digital version of each photograph on a roll of film. The Company continued to enhance its line of digital services and products and in 1998 introduced Pictures On Disk(TM) on CD which delivered a digital version of each roll of film on a CD instead of a floppy disk. This delivery method enabled the Company to provide higher quality digital images and also to include PhotoWorks(R) and other software with the images. The Company also introduced an improved PhotoMail(R) service which provided customers faster and easier access to their pictures.

      In April 1999, the Company launched its PhotoWorks(R) service. This service provides every customer who supplies an e-mail address with free scanning of every photographic image processed with the Company and storage of the digital images on a private customer Web site at no charge for as long as the customer maintains an active account.* The digital images are available online for customers to privately view, store, share, manage, post or e-mail to family and friends. As of December 2001, the Company manages over 225 million customer photos in its online archive.

      In 1999, the Company also began offering as an upgrade, Hi-Resolution Pictures On Disk(TM) on CD. The Hi-Resolution Pictures On Disk(TM) on CD offers a 1.5 megapixel (approximately 1,500 x 1,000 pixels) scanning resolution resulting in images with greater clarity and less graininess. The Company also introduced WeddingWorks(TM), a simple way for newlyweds to share wedding photos over the Internet, and a new version of PhotoWorks(R) Cards, which allows customers to create personalized greeting cards with their favorite photos from their online archive. In addition, the

Company launched CrossLoader, a service that enables the two-click transfer of consumer photographs from the PhotoWorks Web site to partnering sites via high bandwidth connections.

      In 2000, the Company focused on enhancing the customer experience with online products and services. In July 2000, the Company launched PhotoWorks Albums online. This feature allows customers to select photographs from their rolls and place them in special albums. These albums can then be named and given descriptions, and captions can added to each of the photographs. The PhotoWorks Scanning Service was introduced in August, whereby customers mail their photographic prints to the Company to be scanned and added to their online archive. In September 2000, the online Address Book facilitated the sharing of photographs by enabling customers to create an online directory of names and e-mail addresses. In October 2000, the Company introduced Pocket PhotoBooks, pocket-sized printed books featuring the photos and captions from online Albums, and in November 2000, the Company launched additional online services such as The Photo Framing Store which allows customers to view their online photos in a wide variety of frames and make their purchases online and The Photo Gifts Store which offers customers the opportunity to add their favorite photographs to a variety of gift items, including clothing, ceramics and toys.

      In 2001, the Company introduced several innovative digital and traditional products and services. PhotoWorks PhotoDVD(TM) provides a fun way for customers to view their photos in a multi-media, movie-like presentation, complete with a theme, background music, credits and other professional-quality effects. Launched in April 2001, PhotoDVD(TM) won accolades in the press and was named in "Computer Shopper's Top 100 Products" list. Two additional products and services were launched in April 2001. Browser Uploader enables customers to easily upload digital images from digital cameras, scanners and computers to their PhotoWorks online archive and "The Works" provides customers an easy way to order the most popular PhotoWorks film processing package. It contains two sets of prints, a Pictures On Disk(TM) CD, high resolution scanning, an index print and negatives in a money savings bundle.

      In June 2001, the Company offered its "Frame-A-Photo" service via mail order. In September 2001, MGI PhotoSuite(R) editing software software was added to PhotoWorks' Pictures On Disk. In October 2001, the Company extended its line of online photo greeting cards by adding Designer Photo Cards and Custom Photo Cards.

      Although mail-order photofinishing is viewed as a convenience by many consumers, mail-order turnaround time (generally seven to ten days) * is longer than many alternative sources for photofinishing services (in some cases within one hour). The Company offers customers the option of priority delivery service by means of the U.S. Postal Service for an extra charge. The PhotoWorks(R) service improves turnaround time by offering immediate viewing and sharing of processed photographs online with prints to follow in the mail. However, turnaround time remains a competitive disadvantage for the Company.

      Management believes that the prices for its services and products are competitive.* However, the Company does not compete primarily on the basis of price, but rather by offering a variety of value-added, innovative and high-quality services and products, such as its online services, through which it seeks to differentiate itself from other photofinishers.*

      The Company also sells pre-loaded cameras under the brand OptiColor Film & Photo. Although it represents a small percentage of revenues, the Company provides photofinishing services on a retail basis under Company owned Seattle FilmWorks stores.

      Net revenues generated by sales outside the United States accounted for .8 % of the Company's total net revenues in fiscal 2001, as compared to 1.1% in fiscal 2000 and 1.5% in fiscal 1999.

Research and Development

      Through internal and external research and development efforts, the Company has developed innovative digital media and photofinishing services and products. The Company seeks to identify customer needs and shifts in consumer preferences in order to design or refine the Company's services and products. In fiscal 2001, 2000, and 1999, the Company incurred research and development expenses of $3,966,000, $2,924,000 and $2,049,000, respectively, primarily in connection with development and enhancement of its PhotoWorks(R) service, Internet and other online digital services and products. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customer Service and Support

      Management believes that customer satisfaction is critical to the Company's ongoing success. The Company has a 100% satisfaction-guarantee policy under which it will provide a full refund if a customer's complaint cannot otherwise be resolved.

      The direct-to-consumer photofinishing business involves contacts with a large number of customers. For customer convenience, the Company provides toll-free telephone access at 1-800-746-8696. These personnel have direct access to the Company's database and are trained to promote certain of the Company's services and products, as well as to answer questions regarding order status, basic photography and photofinishing and use of PhotoWorks(R) online services.

      The Company maintains a Web site on the Internet (www.photoworks.com). While online, customers may use the PhotoWorks(R) service to privately view, store, share, manage, post, or e-mail their photos to friends and family and order reprints and photo gifts. Customers may also obtain the status of their orders, access answers to frequently asked questions, order products and services, and send e-mail messages to customer service.

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

      The Company has the ability to process any type of 35mm color film, including those manufactured by Eastman Kodak Company, Fuji Photo Film U.S.A., Inc., Konica U.S.A., Inc., Ferrania USA, Agfa Division of Bayer Corporation and other major producers of conventional 35mm color negative film. The Company also has the ability to process 35mm color negative film manufactured by Eastman Kodak Company for professional motion picture studios which has been packaged for use in 35mm still cameras. In addition, the Company can process 24mm format Advanced Photo System film and all 35mm reloadable or single-use cameras.

      Currently, the Company estimates that it is capable of processing up to approximately 150,000 rolls of film per week with its existing facilities and equipment.* The Company could expand its current processing facility if necessary, to support production levels.*

Suppliers

      The Company obtains its conventional 35mm film from a few large manufacturers of photographic film, including Agfa and Ferrania USA, and its photographic paper and chemicals from a single supplier, Eastman Kodak Company. In addition, the Company obtains preloaded cameras principally from China. Currently, substantially all of the Company's purchases from foreign suppliers are paid for in U.S. dollars. The Company's mail-order services and products are handled largely through the U.S. Postal Service and other common carriers. See "Risk Factors."

Management Information Systems and Technology

      The Company has implemented scalable technology to support customer order processing, image archiving, and Internet accessibility. These services and systems use a combination of proprietary technologies and commercially available, licensed technologies. Internal development is focused on efforts for creating and enhancing the specialized, proprietary software that is unique to the business. The Company uses a set of applications for:

            o     Accepting and validating customer orders
            o     Archiving images
            o     Internet image viewing, ordering reprints and other products
            o Managing shipment of products to customers based on various ordering criteria

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

      The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements, and changing customer demands. Accordingly, future success will depend on the Company's ability to:

            o     Adapt to rapidly changing technologies
            o     Adapt services to evolving industry standards
            o Continually improve the performance, features, and reliability of service in response to competitive service and product offerings and evolving demands of the marketplace

      Failure to adapt to such changes would have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure.

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

Competition

      The Company faces competition in the consumer photofinishing market from other direct marketers and in other distribution channels from much larger companies which provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. The largest of the wholesale photofinishers are Qualex Inc. and Fuji TruColor, Inc. In addition, management believes that the largest mail order photofinishers include District Photo, Inc. (dba York, Clark Labs and Snapfish) and Mystic Color Lab, Inc. The Company also faces competition in the online photo-sharing market with competitors such as Kodak (dba Ofoto) and other online providers such as Shutterfly. Many of the Company's competitors have substantially greater financial, technical, and other resources than the Company.

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

      The photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products involving new technologies could render existing services and products obsolete.* The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs.* The development of new technologies or any failure by the Company to anticipate or successfully respond to such developments could have a material adverse effect on the Company's business, financial condition and operating results.* See "Risk Factors."

      In addition, the wholesale distribution market for reloadable or single-use cameras is highly competitive and is dominated by suppliers which manufacture the products they sell and may, therefore, potentially have lower costs of goods for these items than the Company. Management believes the principal competitive factors in this segment of the wholesale distribution market are price, ability to provide private label products and capability to deliver small-production quantities on short notice.*

Proprietary Technology

      The Company markets its services and products under registered and common-law trademarks and service marks, including PhotoWorks(R), Seattle FilmWorks(R), PhotoMail(R), Pictures-Plus(R), PictureWorks(R), PhotoDVD(TM), picture what's next(TM), Pictures On Disk(TM), Pictures On Disk(TM) on CD, OptiColor(TM) Film & Photo, Professor FilmWorks(TM), and FilmWorksNet(TM). See "Risk Factors."

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

Governmental Regulation

      The Company's operations, including its transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime.

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

Employees

      As of November 30, 2001 the Company had 368 employees, of whom approximately 215 were engaged in production operations, 57 in retail sales, 39 in administration, 13 in marketing and business development, 31 in customer service and 13 in research and development. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.

Executive Officers of the Registrant

The executive officers of the Company as of November 30, 2001 were:

Name                       Age      Position
--------------------------------------------------------------------------------
Gary R. Christophersen     55       Chairman, Chief Executive Officer, Director
Michael F. Lass            47       Executive Vice President
Loran Cashmore Bond        44       Vice President Administration,
                                    Chief Accounting Officer/Treasurer,
                                    Corporate Secretary

      Gary R. Christophersen has been the Company's Chairman since July 2000. In August 2001, Mr. Christophersen reassumed the role of Chief Executive Officer. From August 1988 until being named as Chairman, he served as the Company's President and Chief Executive Officer. Mr. Christophersen joined the Company in January 1982 as Vice President Operations and has served as a Director of the Company since 1982. From May 1983 to August 1988, Mr. Christophersen was a Senior Vice President of the Company and its General Manager.

      Michael F. Lass, has been the Company's Executive Vice President since March 2001. Prior to that, Mr. Lass had served as Vice President Operations since September 1988. Mr. Lass joined the Company in 1984 as Manager of Operations. From 1982 to 1984, Mr. Lass was Vice President and General Manager of Breezin' Sportswear, a manufacturer and marketer of sportswear, and, from 1980 to 1982, General Manager and a director of Mountain Safety Research, Inc., a manufacturer of outdoor recreational products.

      Loran Cashmore Bond, became the Company's Vice President Administration in October 2001. She has been the Company's Chief Accounting Officer and Treasurer since August 1999. Ms. Cashmore Bond also serves as Corporate Secretary. Ms. Cashmore Bond joined the Company in January 1986 as Accounting Manager, and, from 1989 to 1994 was the Controller for the Company. In 1994, Ms. Cashmore Bond became an officer of the Company and Corporate Controller.

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

We may require additional funding to remain a going concern

      During fiscal 2001 and 2000, we had negative cash flow from operations of approximately $4.6 million and $25.1 million, respectively, resulting from significant marketing expenses in fiscal 2000, a decline in net revenues in fiscal 2001 and 2000, and increased costs in fiscal 2001 and 2000. Our current ratio has declined from 1.2 at September 30, 2000, to .67 at September 29, 2001.

      The $25.4 million decline in net revenues in fiscal 2001 compared to fiscal 2000 was primarily due to declines in processing volumes, a reduction in revenues per roll in the early part of fiscal 2001 and general industry and economic conditions. We expect further decline in net revenues in fiscal 2002. In addition, net revenues from ancillary business decreased by approximately $2,300,000 in fiscal 2001 compared to fiscal 2000. The decline is primarily due to lack of sales of wholesale film which the Company discontinued during the last half of fiscal year 2000 and lower sales of preloaded cameras. While we have significantly reduced our operating expenses, we may not be able to generate sufficient revenues from operations to maintain our business as currently conducted.

      We have a note payable with Comerica Bank that under current operating plans we plan to pay in full by the end of fiscal year 2002. (See Note E of Notes to Consolidated Financial Statements). We believe that, under our current operational and financing plans outlined above, current cash balances and projected future cash flow from operations will be sufficient to fund operations through at least the next twelve months. However, our inability to successfully generate sufficient cash flow from operations or our inability to negotiate favorable payment terms with Comerica Bank would have a material adverse impact on our financial position and liquidity and may require us to further reduce our expenditures or seek additional capital to continue operations for at least the next twelve months.

      As a result of the uncertainties created by our current operations and cash position, our auditors have qualified their audit opinion regarding our ability to remain a going concern.

Increased competition in the photofinishing industry could adversely affect our revenues

      We have experienced a significant decline in revenues during fiscal 2001 and 2000 and expect further revenue declines in fiscal 2002. We believe that this is primarily attributable to increased competition in the photofinishing and online photo services market. Also, our traditional direct marketing techniques have yielded lower response rates than in past years. This may be due in part to a gradual market shift away from traditional 35mm film and towards single-use cameras, digital cameras and Advanced Photo Systems film format. We may not be successful in developing new direct marketing techniques to generate new profitable online and photofinishing customers. In addition, the photofinishing industry generally is experiencing little or no growth in revenues. This may be due in part to the declining prices for and increased availability and use of digital cameras. We will attempt to offset these factors by offering online photo services such as free scanning and archiving of all rolls processed by us for customers who provide an e-mail address and, by offering new and innovative ways for people to enjoy their images. We are investigating and developing additional products and services designed to establish us as the Internet site of choice for archiving, sharing, viewing and managing personal digital images. However, a number of other companies are attempting to establish this position. Competitors in this area include Kodak, which has teamed up with AOL and OFoto, and other traditional providers of photofinishing services. In addition, Internet companies provide online services and products which compete with our products and services. We may not be successful in maintaining our revenues against this competition. Even if we establish a strong position among consumers for online services, we may not be able to generate significant revenues from this market.

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

We may not be able to retain or acquire customers at a reasonable cost

      Future revenues and profitability depends in large part on our ability to retain and acquire customers at a reasonable cost. Historically, we used direct-marketing programs offering free or "low price" offers as our primary marketing techniques. Over the past years, we have seen a decline in customer response rates. As a result of declining responses, we are exploring new marketing techniques to improve our ability to acquire and retain customers and reach the Internet market. Our customer acquisition and retention efforts may not be effective. If we do not market successfully against competitors, our business, financial condition and operating results could be harmed.

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

We may be adversely affected by national events

      We rely on the United State Postal Service and other common carriers to receive and deliver orders. Recent terrorist attacks and anthrax contamination have disrupted deliveries. Additional terrorist attacks or certain proposals to safeguard the mail through mail purification devices could cause serious harm to our business, financial condition and operating results.

Any acquisitions we make could disrupt our business and harm our financial condition

      We may attempt to acquire other businesses that are compatible with our business, but we have no current understanding, agreement or arrangement to make any acquisitions. Future acquisitions could result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our stockholders' ownership interest, the incurrence of debt, contingent liabilities or amortization of expenses related to goodwill or other intangible assets and the incurrence of large, immediate write-offs.

The loss of key personnel could negatively affect our business

      We depend on the abilities and continued service of our executive officers and other key employees, including Gary Christophersen, our Chief Executive Officer. These individuals, including Mr. Christophersen, are not subject to employment agreements that would prevent them from leaving us. There can be no assurance that we will be able to retain the services of our executive officers and other key employees. The loss of key personnel could harm our business, financial condition and operating results.

We experience fluctuations in quarterly results and depend heavily on fourth quarter sales

      Our quarterly operating results will fluctuate for many reasons, including:

      -     the mix of products we sell,
      -     promotional activities we conduct,
      -     price increases by our suppliers,
      -     our introduction of new products,
      -     our research and development activities,
      -     our competitors' actions,
      -     fluctuations in the direct-to-consumer market
      - changes in usage of the Internet and online services and consumer acceptance of the Internet and online commerce
      -     changes in the photofinishing industry and,
      -     general economic influences and conditions.

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

We may be adversely affected by the outcome of litigation

      We were defendants in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleged that a number of companies, including our OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting us and our subsidiaries from importing and selling imported recycled single-use cameras. We appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals to the extent this order prohibits importation and sale of previously used recycled single-use cameras. To date, the Federal Circuit Court of Appeals has not made a decision on the appeal. In July 2001, the ITC commenced enforcement and advisory opinion proceedings against us and several other respondents, based on a new complaint filed by Fuji with the ITC in late June 2001. This complaint alleges that we are infringing certain claims of six of Fuji's patents on single-use cameras, through the importation and sales of certain newly manufactured preloaded cameras. The complaint requests that the ITC determine that, through these imports and sales, we are violating the ITC's previous order. It also requests that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day, in an amount up to the maximum provided by the governing statute, in which an importation or sale violating the order occurs. We believe we have substantial defenses to Fuji's claim in this enforcement proceeding, although the proceeding is still in its early stages. At this time, the likelihood that such an action would be brought, and, if brought, the ultimate outcome and impact on us, are not determinable.

We rely on key vendors, suppliers and foreign sourcing

      We obtain our conventional 35mm film from a few large manufacturers of photographic film, including Agfa Photo Imaging Systems, a division of Bayer, and Ferrania USA, and our photographic paper and chemicals from a single supplier, Eastman Kodak. We obtain new reloadable cameras principally from suppliers in China. In addition, we acquire photofinishing equipment to maintain and increase photofinishing production capacity from various vendors. As there are relatively few suppliers of film, photographic paper and chemicals, and photofinishing equipment, the elimination of any one supplier or failure of a supplier to deliver specified goods could cause a material disruption in our operations and could harm our business, financial condition and operating results.

      Our agreement with Eastman Kodak is subject to termination under certain circumstances. We have no other significant long-term purchase contracts or agreements to insure continued supply, pricing or access to film, paper, chemicals or preloaded cameras. While we believe that alternate sources of film, paper, chemicals, preloaded cameras and equipment are available, it is possible that we will not be able to continue to meet our requirements for supplies and equipment, or purchase supplies and equipment in sufficient quantities or on terms as favorable to us as those currently available. Also, changing to an alternate supplier may cause delays, reduced quality or other problems. Our operations may be harmed by political instability causing disruption of trade with foreign countries in which our contractors and suppliers are located. Existing or potential duties, tariffs or quotas may limit the quantity of certain types of goods that may be imported into the United States. Sales of our services and products on a direct-to-consumer mail-order basis largely depend on the U.S. Postal Service and other common carriers for receipt of orders and delivery of processed film or other products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or other common carriers or extended interruptions in postal deliveries could harm our business, financial condition and operating results.

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

Our production capabilities, statistical models, management information systems and technology may not be viable

      We depend on our management information and technology systems to process orders, provide rapid response to customer inquiries, manage inventory and accounts receivable collections, and purchase, sell and ship products efficiently. We periodically replace and upgrade certain portions of our systems software and hardware. We take a number of precautions against certain events that could disrupt our management information systems, including events associated with continuing software and hardware upgrades. Any damages or failure to our computer equipment, technology systems and the information stored in our data center could harm our business, financial condition and operating results.

      We also depend on marketing models developed to measure the effectiveness of our marketing programs and on employees who are knowledgeable about such models. We continually face risks regarding the availability and cost of labor, the potential need for additional capital equipment, plant and equipment obsolescence, quality control, excess or insufficient capacity and disruption in our operations. The loss of employees knowledgeable about our marketing models or a disruption in our online or photofinishing services could harm our business, financial condition and operating results.

Governmental regulation could harm our business

      Our operations, including our transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. The law of the Internet remains largely unsettled and it may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation may apply to the Internet. Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet or in the imposition of taxes or fees on transactions conducted over the Internet. This could result in significant potential liability to us, as well as additional costs and technological challenges in complying with mandatory requirements.

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

      Recent federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. There is a possibility that Congress may not renew this legislation. If Congress chooses not to renew this legislation, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by U.S. state and local governments would create administrative burdens for us and could reduce one competitive advantage that the purchase of goods over the Internet now possesses.

We may not be able to protect our intellectual property

      We consider a large portion of our PhotoWorks(R) software, our process for production of Pictures On Disk(TM), and certain other processes to be proprietary. We have not filed any patents or patent applications, in part to avoid disclosure of our competitive strengths. We do attempt to protect our proprietary rights to software through a combination of the following:

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

      The Company has a lease agreement for 51,000 square feet of office and production space adjoining the Company's headquarters. This lease expires in September 2005, with an option to extend for an additional five years. In September 2001, the Company vacated a portion of the office space and relocated employees to the headquarters location. The Company is evaluating any available opportunities regarding the vacated office space of the building.

      The Company has a lease agreement for 8,700 square feet of office space which was occupied by the Company's customer service department. The lease expires in September 2005, with an option to extend for an additional five years. In September 2001, the Company moved its customer service department back to its main headquarter location and is negotiating with the landlord on opportunities to exit the lease earlier than September 2005.

      Through November 2001, the Company also occupied 80,000 square feet in a building primarily used for warehouse storage and relocated its warehouse to its main locations. As of November 30, 2001, the lease for this space was terminated by mutual agreement between the Company and the landlord.

      The Company has various leases for its retail store locations with lease terms generally ranging from one to three years.

ITEM 3 - LEGAL PROCEEDINGS

      The Company is a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleged that a number of companies, including the Company's OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single-use cameras. The Company appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals to the extent this order prohibits importation and sale of previously used recycled single-use cameras. To date, the Federal Circuit Court of Appeals has not made a decision on the appeal. In July 2001, the ITC commenced enforcement and advisory opinion proceedings against the Company and several other respondents, based on a new complaint filed by Fuji with the ITC in late June 2001. This complaint alleges that the Company is infringing certain claims of six of Fuji's patents on single-use cameras, through the importation and sales of certain newly manufactured preloaded cameras. The complaint requests that the ITC determine that through these imports and sales the Company is violating the ITC's previous order. It also requests that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurs, in an amount up to the maximum provided by the governing statute. Management believes it has substantial defenses to Fuji's claim in this enforcement proceeding, although the proceeding is still in its early stages. At this time, the likelihood that such an action would be brought, and, if brought, the ultimate outcome and impact on the Company is not determinable.

A complaint was filed in March 2000, since twice amended, against the Company, by six individual plaintiffs suing on their own behalf and purportedly on behalf of a class of all private citizens and non-governmental entities who had received from the Company, and had the Company process, "C-41" 35mm color film or who have received replacement rolls of film from the Company after film processing. This complaint alleged that the Company had engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company must be processed only by the Company and that replacement film is "free".

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

In addition, PhotoWorks paid $15,000 in total to the named plaintiffs/class representatives as compensation for their time and involvement in the Class Suit, and approximately $260,000 to the attorneys for the Class for their services and costs in the Class Suit.

      The Company is also involved in various routine legal proceedings in the ordinary course of its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of the Company's fiscal year.

                                     PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

      The Company's common stock traded on the Nasdaq Stock Market until August 2001. The Nasdaq delisted the Company's stock after it failed to comply with certain required listing standards of the Nasdaq Stock Market. Since August 2001, the Company's common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "FOTO." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on Nasdaq and OTCBB.

                                                              High    Low
                                                              ----    ---
    Fiscal Year Ended September 29, 2001
    ------------------------------------
         First Quarter ....................................   $3.13   $ .50
         Second Quarter ...................................    1.84     .50
         Third Quarter ....................................    1.13     .56
         Fourth Quarter ...................................     .95     .09

    Fiscal Year Ended September 30, 2000
    ------------------------------------
         First Quarter ....................................   $4.38   $2.63
         Second Quarter ...................................    8.13    2.56
         Third Quarter ....................................    7.00    2.88
         Fourth Quarter ...................................    4.38    2.00

      On December 7, 2001, the last sale price reported for the Company's common stock was $.115 per share and, as of that date, the common stock was held by an estimated 7,000 shareholders with approximately 465 holders of record.

      The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank loan agreement from declaring any dividends on shares of its capital stock without the bank's prior consent. The Company currently intends to retain any earnings for developing its business.

ITEM 6 - SELECTED FINANCIAL DATA

      The selected financial data set forth below with respect to the Company's consolidated statements of operations for the years ended September 29, 2001, September 30, 2000 and September 25, 1999 and the Company's consolidated balance sheets at September 29, 2001 and September 30, 2000 are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and their related footnotes. The selected statement of operations data for the years ended September 26, 1998 and September 27, 1997 and selected balance sheet data at September 25, 1999, September 26, 1998 and September 27, 1997 are derived from audited consolidated financial statements which are not included in this report.

                                PHOTOWORKS, INC.
                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and share data)

                                                                                  Fiscal Years
                                                  -----------------------------------------------------------------------------

                                                      2001            2000            1999                1998         1997
===============================================================================================================================
Consolidated Statement of Operations Data:

Net revenues                                      $     56,690    $     82,061    $     89,613       $    96,716   $   101,189

Gross profit                                            12,496          21,858          32,645            41,389        42,565

Operating expenses                                      24,584          57,323          48,940            31,202        27,752

Net income (loss)                                      (12,122)        (34,794)        (10,127)            7,575        10,145

Net income (loss) attributable to
    common shareholders                           $    (12,122)   $    (37,817)   $    (10,127)      $     7,575   $    10,145
                                                  ============    ============    ============       ===========   ===========

Diluted earnings (loss) per share                 $       (.73)   $      (2.12)   $       (.62)      $       .43   $       .57
                                                  ============    ============    ============       ===========   ===========
Diluted earnings (loss) per share
    attributable to common shareholders           $       (.73)   $      (2.31)   $       (.62)      $       .43   $       .57
                                                  ============    ============    ============       ===========   ===========

Weighted average shares and
   equivalents outstanding                          16,563,000      16,389,000      16,299,000        17,474,000    17,770,000
                                                  ============    ============    ============       ===========   ===========

Consolidated Balance Sheet Data:

Capitalized customer acquisition
   expenditures                                   $          0    $          0    $          0(*)    $    16,800   $    13,882

Total assets                                            12,381          24,662          41,100(*)         55,116        51,366

Long-term obligations                                    2,594           1,523             521               706             0

Shareholders' equity                              $      1,045    $     13,004    $     32,321       $    43,701   $    37,601
                                                  ============    ============    ============       ===========   ===========

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

Overview

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is an online, direct mail and retail photo services company dedicated to providing its customers with innovative ways to create and tell the stories of their lives through photos.* In February 2000, the company name was changed from Seattle FilmWorks to PhotoWorks to reflect the Company's corporate mission and enhanced online and digital strategy. The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

      To promote its service and products, the Company relies primarily on direct-marketing and online e-mail programs. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand.* The Company strives to increase both average order size and order frequency by informing its existing customer base of its integrated array of services and products. * The Company also believes that the online archive is a viable and economic opportunity to monetize its customer's "personal equity" through film processing for film-based cameras, and through photo output, in the form of prints, reprints, and gifts for traditional and digital camera users.* The Company's commitment to expanding its service and product offerings, including enhancements to its Internet-related offerings, is intended to support this strategy.* The Company uses e-mail to communicate with its existing online customer base to increase retention, customer satisfaction and communication with inactive customers and employs a variety of other direct-marketing techniques to increase business from existing customers and generate business from inactive customers.*

      The Company has historically relied on its customer acquisition programs to attract new customers. In recent years, the Company has seen a decline in the effectiveness of its customer acquisition programs and is currently evaluating and testing various marketing programs that will generate new customers cost effectively.* "See "Risk Factors."

      Until the end of fiscal 1998, the direct costs of customer acquisition were capitalized as an asset on the Company's consolidated balance sheet as "capitalized customer acquisition expenditures." The direct costs of customer acquisition included film, postage and printed material costs associated with mailings to prospective and existing customers. The capitalized customer acquisition expenditures relating to prospective customers were amortized over three years. These amortization rates were based on estimates of the timing of future roll processing volumes per customer. Beginning in fiscal 1999, all customer acquisition costs were expensed as incurred.

      The net loss for fiscal 2001 was $12,122,000, compared to a net loss for fiscal 2000 of $34,794,000 and net loss of $10,127,000 for fiscal 1999. The net loss for fiscal 2001 improved as compared to the net loss for fiscal 2000 due to decreased operating expenses, primarily marketing expenses, combined with decreases in net revenues and gross profit. The increase in net loss for fiscal 2000 as compared to net loss for fiscal 1999 was primarily due to significant increases in operating expenses, primarily marketing expenses, and by decreases in net revenues and gross profit. The fiscal 1999 period included the accelerated amortization of previously deferred customer acquisition costs. Operating results will fluctuate in the future due to a number of factors including lower sales, level and nature of marketing activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, economic conditions, and conditions in the direct-to-consumer market and the online digital imaging and photofinishing industry in general.*

      Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Marketing expenses include costs associated with customer acquisition and retention, building brand awareness, and testing of new marketing programs. Research and development expenses consist primarily of costs incurred in developing computerized online image management concepts, developing online photo archiving and photo sharing services, other online services, and creating equipment necessary to provide customers with new computer-related photographic services and products. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

      Demand for the Company's services and products is generally seasonal, with the highest volume of activity occurring during the summer months. However, seasonality of demand may be offset by changes in the effectiveness of marketing programs, the introduction of new services and products, actions by competitors, production difficulties and other factors. This seasonality has generally produced greater net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix, and the Company's practice of relatively higher marketing program expenditures prior to the summer months.

Changes in the Photofinishing Industry

      During each of the last four fiscal years, the Company experienced a decline in revenues. The Company believes that this is primarily attributable to increased competition for photofinishing and digital imaging services. New competitors in the online photo industry resulted in significant increased competition. Also, the Company's traditional direct marketing techniques have been yielding lower response rates than the Company realized in past years. This may be due in part to a gradual market shift towards Advanced Photo Systems film format, single-use cameras and digital cameras away from traditional 35mm film.* The Company may not be successful in developing new direct marketing techniques which generate new profitable photofinishing customers. In addition, the photofinishing industry generally is experiencing declining revenues. This may be due in part to the declining prices for and increased availability and use of digital cameras. The Company is attempting to offset these factors by offering Internet-based digital image management services, such as free scanning and archiving of all rolls processed by the Company for customers who provide an e-mail address. The Company has also introduced services targeted at digital camera users. Management is investigating the development of additional products and services designed to establish the Company as the Internet site of choice for archiving, sharing, viewing and managing personal digital images. Management believes that this status will contribute to photofinishing revenues and sales of other image-related services. However, a number of other companies are attempting to establish this position. Competitors in this area include Kodak, which has teamed up with AOL and OFoto, and other traditional providers of photofinishing services. Other online companies offer products and services similar to the Company's. The Company may not be successful against this competition. Even if the Company is able to establish a strong position among consumers for image management, it may not be able to generate significant revenues from this market.

Results of Operations

      The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                                Fiscal Years Ended
                                                  --------------------------------------------------
                                                  September 29,    September 30,     September 25
                                                      2001             2000               1999
====================================================================================================
Net revenues                                          100.0%           100.0%             100.0%
Cost of goods and services                             77.9             73.4               63.6
                                                     ------           ------             ------
GROSS PROFIT                                           22.1             26.6               36.4

Operating expenses:
   Amortized customer acquisition costs                  --               --               18.7
   Marketing expenses                                  19.5             57.7               27.4
   Research and development                             7.0              3.5                2.3
   General and administrative                          13.4              8.6                6.2
   Lawsuit settlement                                   1.9               --                 --
   Unused facility costs and store closure reserve      1.6               --                 --
                                                     ------           ------             ------
        Total operating expenses                       43.4             69.8               54.6
                                                     ------           ------             ------

LOSS FROM OPERATIONS                                  (21.3)           (43.2)             (18.2)

Total other income (expense)                            (.1)             1.3                0.5
                                                     ------           ------             ------

NET LOSS BEFORE INCOME TAXES                          (21.4)           (41.9)             (17.7)

Benefit (provision) for income taxes                     --              (.5)               6.4
                                                     ------           ------             ------

NET LOSS                                              (21.4)%          (42.4)%            (11.3)%
                                                     ======           ======             ======

      Net revenues decreased 30.9% to $56,690,000 in fiscal 2001 compared to $82,061,000 in fiscal 2000. Net revenues decreased 8.4% to $82,061,000 in fiscal 2000 from $89,613,000 in fiscal 1999. The decreases in net revenues for fiscal years 2001 and 2000 were primarily due to lower photofinishing revenues which management attributes to increased competition and declines in the effectiveness of its marketing programs. Net revenues in fiscal 2001 declined primarily due to declines in processing volumes and general market conditions. Net revenues are expected to further decline in fiscal year 2002.* The Company's marketing expenditures in fiscal 2001 declined significantly as compared to fiscal 2000 which contributed to the decline in processing volumes. In addition, the photofinishing industry is experiencing lower sales which the Company believes may be due to general economic conditions. In fiscal 2000, photofinishing revenues declined primarily due to an overall decrease in revenue per roll, as compared to the fiscal 1999 period. The decline in revenue per roll was primarily due to aggressive pricing in the online photo space. Marketing promotions offering free film processing to first-time customers, combined with promotional and pricing decreases for products and services such as Pictures On Disk, 4 x 6 prints, second set of prints, and replacement film were the primary factors in the decline in net revenues. Net revenues from ancillary businesses declined approximately $2,300,000 in fiscal 2001, compared to fiscal 2000. In fiscal 2000, net revenues from ancillary businesses declined approximately $2,000,000 as compared to fiscal 1999. The decline in net revenue from ancillary businesses was primarily due to declines in sales of wholesale film, which the Company phased out and sold remaining assets in September 2000.

      Gross profit as a percentage of net revenues for fiscal 2001 declined to 22.1%, compared to 26.6% for fiscal 2000 and 36.4% for fiscal 1999. The decrease in gross profit in fiscal 2001 was primarily due to lower net revenues per roll in the first half of fiscal 2001 and lower processing volumes. The decline in gross profit in fiscal 2000 was primarily due to declines in overall net revenues per order as discussed above. In addition, gross margin reflects increased scanning and archiving costs for online services, labor, delivery costs, and overhead areas associated with the Company's services and products. Service enhancements such as a priority mail program and expanded e-mail communications with customers were enhanced in fiscal 2000 to provide better service to customers. Gross margin also includes depreciation and lease costs for archiving equipment and facilities. Gross profit fluctuates due to the seasonal nature of revenues and revenue per roll, due to fixed operating costs associated with equipment, facilities and fixed overhead costs related to the Company's products and services. *

      Total operating expenses as a percentage of net revenues for fiscal 2001 were 43.4% compared to 69.8% for fiscal 2000 and 54.6% for fiscal 1999. The decrease in operating costs as a percentage of net revenues for fiscal 2001 was primarily due to a significant reduction in marketing expenses, partially offset by increased costs for research and development, general and administrative costs and other accrued costs. The increase in operating expenses in fiscal 2000 as compared to fiscal 1999 was primarily due to substantial increases in marketing expenditures as compared to fiscal 1999. As previously discussed, the Company launched an aggressive marketing campaign in the Spring of fiscal 2000 to establish a leadership position in the online photo space and with its PhotoWorks brand. The Company does not anticipate this level of marketing and advertising expenditure in future periods.* The Company also incurred additional expenditures in research and development and general and administrative expenses in fiscal 2001 and fiscal 2000 primarily related to its online and digital initiatives. In fiscal 1999, operating expenses included the acceleration in amortization of previously deferred customer acquisition costs of $16,800,000 combined with planned increases in marketing expenditures.* Future periods may reflect increased or decreased operating expenses due to the timing and magnitude of marketing activities as well as expenditures related to develop its online services and products.*

      Marketing expenses in fiscal 2001 decreased as a percentage of net revenues to 19.5% compared to 57.7% in fiscal 2000 and 27.4% in fiscal 1999. The notable decrease in marketing expenses in fiscal 2001 was primarily due to a shift in marketing strategy to target the Company's customer base through retention and reactivation marketing programs. The Company is currently testing and evaluating marketing programs that focus on a more immediate return on investment. In fiscal 2000, marketing expenditures were heavily focused on customer acquisition and establishing a leadership position in the online photo space. In addition, the Company incurred marketing costs related to the rebranding and renaming the company from Seattle FilmWorks to PhotoWorks. The increased marketing expenses in fiscal 2000 included a national brand advertising campaign to promote brand awareness combined with a major direct mail and Internet campaign to acquire new customers interested in its online and digital services and products. The Company does not anticipate this level of marketing and advertising expenditure in future periods. *

      Research and development expenses in fiscal 2001 were $3,966,000 compared to $2,924,000 for fiscal 2000 and $2,049,000 for fiscal 1999. The increase in research and development expenses in fiscal 2001 and 2000 is primarily due to increased investment in the Company's online and digital services and products. The Company does not anticipate this level of research and development expenditures in future periods. *

      General and administrative expenses increased to $7,583,000 in fiscal 2001 compared to $7,061,000 in fiscal 2000 and $5,519,000 in fiscal 1999. General and administrative costs increased in fiscal 2001 and 2000, primarily as a result of increases in information technology systems to support the expanding computer based and Internet related operations. General and administrative expenses also increased in fiscal 2001 and 2000 due to increased costs associated with wages, recruiting, legal fees, and shareholder relations. The Company does not anticipate this level of general and administrative expenses in future periods.
* General and administrative expenses will include ongoing legal expenses related to a complaint filed with the International Trade Commission in July 2001.

      Other operating expenses for fiscal 2001 included costs related to the settlement of a class action lawsuit (see Note L - Contingencies). In addition, fiscal 2001 operating expenses included $908,000 for estimated costs related to unused facility costs and store closure reserve. During the fourth quarter of fiscal 2001, the Company consolidated its facilities. The $908,000 includes a write-off of leasehold improvements related to the unused facilities, estimated lease obligations and a reserve for estimated costs related to planned closure of certain retail locations.

      Total other expense in fiscal 2001 was $34,000, compared to other income of $1,099,000 in fiscal 2001 and $403,000 in fiscal 1999. Other expense for fiscal 2001 consists primarily of interest expense and disposal of assets, partially offset by a negotiated vendor discount from fiscal 2000. Other income in fiscal 2000 included increased interest income from higher cash and short-term investment balances following the sale of Series A Preferred Stock in February 2000. Other income in fiscal 1999 consisted primarily of interest income related to available cash and short-term investment balances. Fiscal 1999 also included expenses related to the disposal of certain assets.

      Federal income tax benefit in fiscal 2001 was $0, compared to federal income tax expense in fiscal 2000 of $428,000 and income tax benefit in fiscal 1999 of $5,765,000. In the second quarter of fiscal 2000, it was determined that due to the Company's losses, it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. Utilization of the remaining net deferred tax assets of approximately $16,454,000 is dependent on future profits that are not assured.

      Net loss in fiscal 2001 decreased to $12,122,000 compared to a net loss of $34,794,000 in fiscal 2000, and net loss of $10,127,000, in fiscal 1999. The fiscal 2001 decrease in net loss was primarily due to decreased operating expenses, primarily marketing expenses, which offset decreased revenues and gross profit. Fiscal 2000 net loss increased as compared to fiscal 1999 primarily due to significant marketing expenditures in fiscal 2000. The net loss for the fiscal 1999 period included previously deferred customer acquisition costs combined with current marketing costs as discussed in operating expenses above.

Liquidity and Capital Resources

      Net cash used in operating activities in fiscal 2001 was $4,596,000 compared to net cash used of $25,107,000 in fiscal 2000 and net cash generated from operating activities of $9,114,000 in fiscal 1999. In fiscal 2001, the Company decreased its net loss to $12,122,000 compared to $34,794,000 in fiscal 2000. The decrease in cash provided by operating activities for fiscal 2000 as compared to fiscal 1999 was primarily a result of the substantial net loss for fiscal 2000 adjusted for depreciation and amortization and net changes in receivables, inventories, payables, and other, partially offset by prepaid promotional expenditures.

      Net cash generated from investing activities was $842,000 in fiscal 2001 compared to net cash used of $3,574,000 in fiscal 2000, and $4,235,000 in fiscal 1999. The increase in net cash generated from investing activities for fiscal 2001 was primarily due to the sales of available-for-sale securities and decreased purchases of furniture, fixtures and equipment. In fiscal years 2000 and 1999, net cash used in investing activities was primarily for purchases of furniture, fixtures and equipment.

      Net cash from financing activities was $4,620,000 in fiscal 2001, $15,253,000 in fiscal 2000, and net cash used in financing activities in fiscal 1999 was $1,466,000. In fiscal 2001, net cash from financing activities included proceeds from a bank loan and issuance of Subordinated Convertible Debentures. The increase in net cash from financing activities in fiscal 2000 compared to fiscal 1999 was primarily due to the sales of Series A Preferred shares in February 2000.

      The ratio of current assets to current liabilities for the Company was .67 to 1 at the end of fiscal 2001, compared to 1.2 to 1 at the end of fiscal 2000. The decrease is primarily due to decreases in inventory, accounts receivable, prepaid promotional expenditures and prepaid taxes, partially offset by a reduction in current liabilities primarily as a result of a decrease in accounts payable.

      Net capital expenditures during fiscal 2001 totaled $187,000. Net capital expenditures for fiscal 2000 totaled $7,234,000 principally for photofinishing equipment, data storage equipment and computer network equipment to support the Company's digital and online archive and image management services. In fiscal 1999, net capital expenditures were $4,337,000 principally for photofinishing equipment, data processing equipment and for leasehold improvements. The Company has plans for capital expenditures as needed, although at this time it has no binding commitments.*

      As of December 14, 2001, the Company's principal sources of liquidity included $1,818,000 in cash. The Company has an outstanding bank loan of approximately $1,350,000. The Company has a commitment letter dated December 20, 2001, which extends the maturity date of the outstanding bank loan to September 15, 2002, subject to certain financial covenants. The Company currently anticipates that existing funds, bank loan and projected future cash flows from operations will be sufficient to finance its operations, including any planned capital expenditures, and to service its indebtedness for the foreseeable future.* However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses or does not meet financial covenants related to its bank loan, the Company will be required to seek external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future. See Item 1 of Part I-"Risk Factors."

Inflation

      The results of the Company's operations have not been significantly affected by inflation during any of the last three fiscal years.

Adoption of Accounting Standards

      The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of fiscal year 2001. The Standard requires the Company to recognize all derivatives on the balance sheet at fair value. The adoption of SFAS 133 did not have a material effect on the Company's financial position or overall trends in the results of operations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not material.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See pages 26 through 43.

                Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
PhotoWorks, Inc.

      We have audited the accompanying consolidated balance sheets of PhotoWorks, Inc. (the Company) as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhotoWorks, Inc. at September 29, 2001 and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming PhotoWorks will continue as a going concern. As more fully described in Note B, the Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.


                                                   /s/ ERNST & YOUNG LLP

Seattle, Washington
November 9, 2001, except for the third paragraph of Note E, as to which the date is December 20, 2001

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                    ASSETS
                                                                                  September 29,    September 30,
                                                                                      2001             2000
                                                                                  -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                                                       $  2,861         $  1,995
    Securities available-for-sale                                                         --            1,022
    Accounts receivable, net of allowance for doubtful accounts
       of $45 and $79 in 2001 and 2000, respectively                                     406              934
    Inventories                                                                        2,203            5,562
    Prepaid expenses                                                                     303              377
    Prepaid promotional expenditures                                                      79            1,412
    Prepaid income taxes                                                                  --              970
                                                                                    --------         --------
       TOTAL CURRENT ASSETS                                                            5,852           12,272

Furniture, fixtures, and equipment,
    at cost, less accumulated depreciation (Note D)                                    6,529           12,390
                                                                                    --------         --------

TOTAL ASSETS                                                                        $ 12,381         $ 24,662
                                                                                    ========         ========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Bank note payable (Note E)                                                      $  2,350         $     --
    Accounts payable                                                                   2,872            5,478
    Accrued compensation                                                               1,141            1,854
    Accrued lawsuit settlement (Note L)                                                  705               --
    Accrued taxes (Note L)                                                               325              606
    Other accrued expenses                                                             1,113            1,126
    Current portion of capital lease obligation                                          198              250
    Note payable - other                                                                  38              821
                                                                                    --------         --------
      TOTAL CURRENT LIABILITIES                                                        8,742           10,135

Subordinated convertible debentures (Note F)                                           2,500               --
Capital lease obligations, net of current portion (Note C)                                94              292
Note payable, net of current portion                                                      --            1,231
                                                                                    --------         --------

 TOTAL LIABILITIES                                                                    11,336           11,658

SHAREHOLDERS' EQUITY (Notes H and I)
    Preferred Stock, $.01 par value, authorized 2,000,000 shares, issued and
      outstanding 15,000 in 2001 and 2000                                                 --               --
    Common Stock, $.01 par value, authorized 101,250,000 shares, issued and
      outstanding 16,655,971 and 16,505,659 in 2001 and 2000, respectively               167              165
    Additional paid-in capital                                                        15,790           15,629
    Retained deficit                                                                 (14,912)          (2,790)
                                                                                    --------         --------
      TOTAL SHAREHOLDERS' EQUITY                                                       1,045           13,004
                                                                                    --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 12,381         $ 24,662
                                                                                    ========         ========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share and share data)

                                                                                    Fiscal Years Ended
                                                                   -------------------------------------------------------
                                                                   September 29,        September 30,        September 25,
                                                                       2001                 2000                 1999
=========================================================================================================================
Net revenues                                                       $     56,690         $     82,061         $     89,613
Cost of goods and services                                               44,194               60,203               56,968
                                                                   ------------         ------------         ------------

GROSS PROFIT                                                             12,496               21,858               32,645

Operating expenses:
   Amortized customer acquisition costs                                      --                   --               16,800
   Marketing expenses                                                    11,033               47,338               24,572
   Research and development                                               3,966                2,924                2,049
   General and administrative                                             7,583                7,061                5,519
   Lawsuit settlement (Note L)                                            1,094                   --                   --
   Unused facility costs and store closure reserve (Note C)                 908                   --                   --
                                                                   ------------         ------------         ------------
     Total operating expenses                                            24,584               57,323               48,940
                                                                   ------------         ------------         ------------

LOSS FROM OPERATIONS                                                    (12,088)             (35,465)             (16,295)

Other income (expense):
   Interest income                                                           89                1,177                  851
   Interest expense                                                        (539)                 (68)                 (54)
   Other income (expense), net                                              416                  (10)                (394)
                                                                   ------------         ------------         ------------
     Total other income (expense)                                           (34)               1,099                  403
                                                                   ------------         ------------         ------------

LOSS BEFORE INCOME TAXES                                                (12,122)             (34,366)             (15,892)

Benefit (provision) for income taxes (Note G)                                --                 (428)               5,765
                                                                   ------------         ------------         ------------

NET LOSS                                                                (12,122)             (34,794)             (10,127)

Preferred stock accretion (Note H)                                           --               (3,023)                  --
                                                                   ------------         ------------         ------------

NET LOSS ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                                          $    (12,122)        $    (37,817)        $    (10,127)
                                                                   ============         ============         ============

Loss per share                                                     $       (.73)        $      (2.12)        $       (.62)
                                                                   ============         ============         ============
Loss per common share                                              $       (.73)        $      (2.31)        $       (.62)
                                                                   ============         ============         ============

Weighted average shares                                              16,563,000           16,389,000           16,299,000
                                                                   ============         ============         ============

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                               Preferred Stock            Common Stock
                                               ---------------            ------------                    Retained
                                               Shares       Par        Shares        Par       Paid-In    Earnings
                                             Outstanding   Value    Outstanding     Value      Capital    (Deficit)     Total
===============================================================================================================================
BALANCE AS OF SEPTEMBER 26, 1998                           $   --    16,641,891    $    167    $    981    $ 42,553    $ 43,701

   Stock options exercised                                               60,412                      26                      26
   Income tax benefit of stock options                                                               40                      40
   Employee stock purchase plan                                          67,157           1         172                     173
   Purchase and retirement of Common Stock                             (466,000)         (5)     (1,065)       (422)     (1,492)
   Net loss                                                                                                 (10,127)    (10,127)
                                             -----------   ------   -----------    --------    --------    --------    --------

BALANCE AS OF SEPTEMBER 25, 1999                               --    16,303,460         163         154      32,004      32,321

   Issuance of Preferred Stock                    15,000       --                                14,936                  14,936
   Stock options exercised                                              122,262           1         318                     319
   Employee stock purchase plan                                          79,937           1         221                     222
   Net loss                                                                                                 (34,794)    (34,794)
                                             -----------   ------   -----------    --------    --------    --------    --------

BALANCE AS OF SEPTEMBER 30, 2000                               --    16,505,659         165      15,629      (2,790)     13,004

   Warrants Issued                                                                                   83                      83
   Purchase of Storycatcher.com                                          86,500           1          59                      60
   Employee stock purchase plan                                          63,812           1          19                      20
   Net loss                                                                                                 (12,122)    (12,122)
                                             -----------   ------   -----------    --------    --------    --------    --------

BALANCE AS OF SEPTEMBER 29, 2001                  15,000   $   --    16,655,971    $    167    $ 15,790    $(14,912)   $  1,045
                                             ===========   ======   ===========    ========    ========    ========    ========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Fiscal Years Ended
                                                                 -------------------------------------------------
                                                                   September 29,   September 30,   September 25,
                                                                       2001            2000            1999
=================================================================================================================
    OPERATING ACTIVITIES:
    Net loss                                                         $(12,122)       $(34,794)       $(10,127)
     Charges to income not affecting cash:
        Depreciation                                                    5,361           5,042           4,648
        Loss on disposal of furniture, fixtures, and equipment            277             116             349
        Deferred income taxes                                              --           1,334          (6,171)
        Accrued lawsuit settlement                                        705              --              --
        Unused facility costs and store closure reserve                   908              --              --
    Net change in receivables, inventories,
        payables, and other                                            (2,028)          4,607           3,494
     Prepaid promotional expenditures, net                              1,333          (1,412)            121
     Prepaid income taxes                                                 970              --              --
     Capitalized customer acquisition expenditures                         --              --          16,800
                                                                     --------        --------        --------
    NET CASH FROM (USED IN) OPERATING ACTIVITIES                       (4,596)        (25,107)          9,114

    INVESTING ACTIVITIES:
     Purchase of furniture, fixtures, and equipment                      (187)         (7,234)         (4,337)
     Sales of furniture, fixtures, and equipment                            7             169              60
     Purchases of securities available-for-sale                            --         (13,740)         (3,021)
     Sales of securities available-for-sale                             1,022          17,231           3,063
                                                                     --------        --------        --------
    NET CASH FROM (USED IN) INVESTING ACTIVITIES                          842          (3,574)         (4,235)

    FINANCING ACTIVITIES:
     Proceeds from bank note payable                                    2,350              --              --
     Proceeds from Subordinated Convertible Debentures                  2,500              --              --
     Payment on capital lease obligations                                (250)           (224)           (173)
     Proceeds from issuance of Common Stock                                20             541             199
     Proceeds from issuance of Preferred Stock                             --          14,936              --
     Payment on purchase of Common Stock                                   --              --          (1,492)
                                                                     --------        --------        --------
    NET CASH FROM (USED) IN FINANCING ACTIVITIES                        4,620          15,253          (1,466)
                                                                     --------        --------        --------

    INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                     866         (13,428)          3,413
    Cash and cash equivalents
     at beginning of year                                               1,995          15,423          12,010
                                                                     --------        --------        --------
    CASH AND CASH EQUIVALENTS
     AT END OF YEAR                                                  $  2,861        $  1,995        $ 15,423
                                                                     ========        ========        ========

    Supplemental cash flow information:
     Cash paid for interest                                          $    356        $     43        $     53
     Cash paid for income taxes                                      $      0        $      0        $  1,450

    Supplemental non-cash financing and investing activity:
      Purchase of StoryCatcher.com                                   $     98        $     --        $     --
      Stock warrants issued for bank note payable                    $     83        $     --        $     --
      Capital lease obligation incurred                              $     --        $     59        $     --
      Conversion of accounts payable to notes payable                $     --        $  2,052        $     --

See notes to consolidated financial statements

                                PHOTOWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a mail order, online and retail photo services company. The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000. The PhotoWorks service provides film and image processing and online image storage and management services to both traditional and digital camera users. The Company also offers an array of complementary products and services, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). To a lesser extent, the Company provides photo-related products on a wholesale basis.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include PhotoWorks, Inc. and its subsidiaries, all of which are wholly-owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, credit card receivables, and highly liquid short-term investments with a maturity date of three months or less on the date of purchase.

OTHER FINANCIAL INSTRUMENTS: The carrying values of financial instruments such as trade receivables and payables, approximate their fair values, based on the short-term maturities of these instruments.

ACCOUNTS RECEIVABLE: Accounts receivable primarily includes amounts due from wholesale customers from the sale of preloaded cameras. An allowance for doubtful accounts is established for an estimate of bad debts.

INVENTORIES: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of preloaded cameras, film, and photofinishing supplies.

ADVERTISING AND PREPAID PROMOTIONAL EXPENDITURES: Prepaid promotional expenditures consist of deposits made for direct advertising to be mailed in future periods. Direct mail promotional costs are recorded as expenses during the period in which the promotional materials are mailed.

DEPRECIATION: Furniture, fixtures, and equipment are depreciated using the straight-line method based on the estimated useful asset lives, ranging from two to five years. Expenditures for major remodeling and improvements of leasehold properties are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset.

INCOME TAXES: The benefit or provision for federal income taxes is computed based on pretax income reported in the consolidated financial statements. The benefit or provision for income taxes may differ from income taxes currently payable or receivable, because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. Net operating losses, for both book and tax purposes, exceed amounts available for operating loss carryback. Due to the uncertainty of the recoverability of these deferred assets, a valuation allowance has been recorded against tax assets.

EARNINGS PER SHARE: The Company calculates earnings per share in accordance with the Financial Accounting Standards board Statement of Financial Accounting Standards No.128, "Earnings per Share". Net loss per share and per common share is based on the weighted average number of common shares outstanding. Convertible preferred shares, outstanding warrants, and stock options to purchase shares of common stock were excluded from the computation of earnings per share because their effect was antidilutive. See Notes K and H.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosure of loss per share under Statement 123 is provided in Note I to the consolidated financial statements.

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company's products and services will not be returned but customers can request a refund if not satisfied. During fiscal year 2001 refunds were less than 1% of net revenues. An allowance is recorded for expected future returns.

SHIPPING AND HANDLING COSTS: These costs are included in the cost of goods and services.

SEGMENT REPORTING: The Company currently operates in one principal business segment.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE B -- LIQUIDITY

In fiscal 2001, the Company incurred a net loss of $12,122,000 and had negative cash flows from operating activities of $4,596,000. As of September 29, 2001, Shareholders' Equity was $1,045,000 and working capital was a negative $2,890,000. For the past three years, the Company has incurred significant losses on declining revenues.

Management has taken various actions, including workforce reductions, store and facility closures, and reduced marketing, administrative, and research and development expenditures, to more closely align its cost structure with its reduced revenue levels and to improve its cash flows. In addition, the Company renegotiated the repayment schedule and debt covenants on its short-term bank note payable (See Note E) to improve liquidity through fiscal year 2002.

Management believes that with its current operational and financing plans, current cash balances, and projected future cash flows from operations will be sufficient to fund operations through at least the next twelve months. However, the Company's ability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position and liquidity and may require the Company to further reduce its expenditures or seek additional sources of funding to enable it to continue operations for at least the next twelve months.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B--LIQUIDITY (Continued)

The recurring trend of revenue declines, operating losses, and negative cash flows raise substantial doubt as to the Company's ability to continue as a going concern. The fiscal 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C--PROPERTY AND LEASES

The Company has three operating leases related to its main operating facilities. All three leases, totaling approximately 115,000 square feet, expire in September 2005, with five-year options to extend through September 2010. Rental payments under these three leases total approximately $994,000 for each of the next four years. The Company also had a lease agreement for warehouse space that the Company canceled in November 2001.

During September 2001, the Company consolidated its operations and moved out of two buildings under lease. Leasehold improvements for these buildings, with a net book value of $403,000 were written down and remaining lease obligations, net of estimated future sublease revenue, were accrued, totaling $275,000.

The Company also has various operating leases for its retail stores, with lease terms generally ranging from one to three years. During the fourth quarter of fiscal 2001, the performance of some of the Company's retail stores declined to a negative net contribution margin. The Company has plans to close certain retail locations in fiscal 2002. The Company accrued $230,000 in fiscal 2001 for estimated costs related to planned store closures.

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

At September 29, 2001, future minimum payments under capital leases and non-cancelable operating leases are as follows:

                                                      Capital         Operating
                                                       Lease           Leases
================================================================================
                                                           (in thousands)

Fiscal 2002                                           $   207          $ 1,851
Fiscal 2003                                                96            1,219
Fiscal 2004                                                 0            1,101
Fiscal 2005                                                 0            1,067
Fiscal 2006                                                 0               16
                                                      -------          -------
                                                          303          $ 5,254
                                                                       =======
Amounts representing interest                             (11)
                                                      -------
Present value of net minimum lease payments
  (including current portion of $198)                 $   292
                                                      =======

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--PROPERTY AND LEASES (Continued)

Rental expense relating to facilities operating leases for fiscal years 2001, 2000, and 1999, was $1,910,000, $1,580,000, and $1,478,000, respectively. Rental expense relating to equipment under operating leases for fiscal years 2001 and 2000 was $1,132,000 and $614,000, respectively. Interest expense relating to the capital lease was $28,000, $43,000, and $53,000 for fiscal years 2001, 2000 and 1999, respectively.

NOTE D--FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment, at cost, consist of the following:

                                                 September 29,   September 30,
                                                     2001            2000
==============================================================================
                                                        (in thousands)
Furniture, fixtures, and equipment                 $ 23,480        $ 25,119
Equipment under capital lease                         1,028           1,028
Leasehold improvements                                4,656           4,732
                                                   --------        --------
                                                     29,164          30,879
Less accumulated depreciation and amortization      (22,635)        (18,489)
                                                   --------        --------

                                                   $  6,529        $ 12,390
                                                   ========        ========

NOTE E--NOTES PAYABLE

On December 20, 2000, the Company obtained a bank line of credit. In connection with this note, warrants were issued to purchase 72,727 shares of Common Stock with an exercise price of $1.00. The Company amended the agreement on July 23, 2001. In connection with the amendment, warrants were issued to purchase 50,000 shares of Common Stock with an exercise price of $.66. On October 11, 2001, the Company negotiated a second amendment to the note. Under the terms of the second amendment the Company reduced the outstanding principal amount of the loan to $1,500,000 and extended the maturity date to April 11, 2002. In connections with the amendment, warrants were issued to purchase 150,000 shares of Common Stock with an exercise price of $.20.

The Company is required to make monthly principal payments in the amount of $50,000 and pay monthly interest charges at the rate of prime plus 1.75% (most recent monthly interest rate was a total of 6.75%). The Company must meet certain monthly revenue requirements and maintain a total balance of cash and eligible accounts receivable that is 1.5 greater than the outstanding principal balance. The note is secured by the assets of the Company.

On December 20, 2001, the Company negotiated a commitment from its bank for a third amendment to the note. Under the terms of the commitment, the maturity date of the note is extended to September 15, 2002. The Company is required to make monthly principal payments in the amount of $50,000 through May 2002 and monthly payments of $275,000 from June 2002 to September 2002 and pay monthly interest charges at the rate of prime plus 1.75% (most recent monthly interest rate was a total 6.75%). Additionally, the Company must meet certain monthly revenue requirements and maintain a total balance of cash and eligible accounts receivable that is 1.25 greater than the outstanding principal balance. This note is secured by the assets of the Company.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F -- CONVERTIBLE DEBENTURES

      On April 25, 2001, the Company issued $2,500,000 of convertible debentures with investment advisory clients of Zesiger Capital Group, LLC. These debentures are subordinate to the bank note, carry a 7% interest rate and are convertible at the discretion of the holders, into Series B Preferred Stock at a conversion price of $75.00 per share, one year after closing. Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time into 100 shares of Common Stock (Series B conversion to common stock results in $.75 per common share). If not previously converted, the debentures will be repaid five years from closing.

NOTE G -- INCOME TAXES

The provision for income taxes is as follows (in thousands):

                                                      2001            2000             1999
=============================================================================================
Benefit (provision) for income taxes:
         Current                                    $      0        $    906         $   (406)
         Deferred                                          0          (1,334)           6,171
                                                    --------        --------         --------
                                                    $      0        $   (428)        $  5,765
                                                    ========        ========         ========

A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:

                                                      2001            2000             1999
==============================================================================================
Statutory tax rate                                     (34.0)%         (35.0)%          (34.0)%
Research and development tax credits                     (.8)            (.4)             (.6)
Tax exempt interest                                       --             (.2)             (.5)
Other, net                                                .4             (.1)            (1.2)
Valuation allowance                                     34.4            36.9               --
                                                    --------        --------         --------
                                                         0.0%            1.2%           (36.3)%
                                                    ========        ========         ========

Principal items comprising the cumulative deferred income taxes are as follows:

                                                         2001            2000
================================================================================
                                                           (in thousands)
Deferred tax assets:
   Net operating loss carryforward                     $ 13,643        $ 10,725
   Depreciation and amortization                          1,169             746
   Accrued expenses                                         966             660
   Tax credit carryforwards                                 454             332
   Non-compete agreement                                    211             296
   Other                                                     81              34
                                                       --------        --------
Total deferred tax assets                                16,524          12,793
                                                       --------        --------

Deferred tax liabilities:
   Other liabilities                                         70             102
                                                       --------        --------
Total deferred tax liabilities                               70             102
                                                       --------        --------

Valuation allowance                                     (16,454)        (12,691)
                                                       --------        --------

Net deferred tax assets                                $      0        $      0
                                                       ========        ========

                                 PHOTOWORKS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G -- INCOME TAXES (Continued)

The net operating loss carry forward begins expiring in 2020. Tax credit carry forwards of $100,000 relate to minimum tax credits and have no expiration date. The remaining tax credit carry forwards are related to research and development. The Company's ability to utilize these carry forwards may be limited in the event of a change in ownership, as defined in the Internal Revenue Code. These credits and the net operating loss carry forward expire as follows:

                                                     NOL             R&D Credit
                                                Carryforward        Carryforward
================================================================================
                                                         (in thousands)

    Fiscal 2018                                    $    --             $ 35
    Fiscal 2019                                         --              104
    Fiscal 2020                                     10,297              120
    Fiscal 2021                                      3,346               95
                                                   -------             ----
                                                   $13,643             $354
                                                   =======             ====

NOTE H -- SHAREHOLDERS' EQUITY

Convertible Preferred Stock

In February 2000, the Company completed a private offering of 15,000 shares of Series A convertible preferred stock for $14,936,000, net of offering costs of $65,000. The shares of Series A preferred stock have a conversion price of $4.75 and include warrants to purchase common stock at an exercise price of $6.00 per share. The shares of Series A preferred stock are convertible into a total of 3,157,895 shares of common stock and the warrants are exercisable to purchase a total of 789,474 shares of common stock which are reserved for issuance. The shares are convertible at the holder's option at any time and may be redeemed by the Company for $4.75 per share any time after February 14, 2003. Under the anti-dilution provisions of the Series A rights agreement, upon conversion by Subordinated Convertible Debenture holders to Series B Preferred Stock, the conversion price of Common stock will be reduced to $4.25 per share and the exercise price for warrants will be reduced to $5.37 per share.

The holders of Series A preferred stock have preferential rights to receive dividends at the rate of 6% but only when and if declared by the Company's Board of Directors. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted.

The difference between the conversion price of $4.75 and the market value of the common stock on the date of closing and the fair value of the warrants was recorded as a $3,023,000 discount to paid in capital and was accreted over the six-month holding period prior to eligible conversion of the Series A preferred stock. The preferred stock accretion reduces amounts available to common shareholders in earnings per share calculations.

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H -- SHAREHOLDERS' EQUITY (Continued)

Warrants

The Company issued warrants in conjunction with a bank loan and amendments to the bank loan as follows:

Issue date               Warrants issued     Exercise price   Fair Market Value       Expiration Date
-------------------------------------------------------------------------------------------------------
December 20, 2000            72,727              $1.00             $50,000            December 20, 2010
July 23, 2001                50,000              $ .66             $33,000            July 23, 2011

The Company amortizes the fair value of the warrants as interest expense over the applicable loan period. Subsequent to fiscal 2001, the Company issued 150,000 warrants with an exercise price of $.20 on October 11, 2001, in conjunction with a bank loan amendment.

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

In February 2000, shareholders approved the 1999 Stock Incentive Compensation Plan. Officers, directors, employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Pursuant to this plan, options may be granted to purchase up to 800,000 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted. In February 2001, shareholders approved an amendment to increase the number of shares reserved for issuance to 1,300,000.

In addition, options were granted outside the above plans as one time grants to recruit certain executives. During fiscal 2001 and 2000, options totaling 790,000 and 80,000, respectively were granted outside the above plans. All options granted outside the plans were cancelled during fiscal year 2001.

Options generally vest over four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I -- STOCK-BASED COMPENSATION (Continued)

The following schedule summarizes stock option activity for fiscal years 1999, 2000, and 2001.

                                                 Number             Price Per       Weighted Average
                                                of Shares             Share          Exercise Price
======================================================================================================
Balance at September 26, 1998                   1,060,993         $0.21 - $14.67         $7.41
    Granted during 1999                           415,515         $2.50 - $ 5.00         $3.50
    Canceled during 1999                         (352,557)        $2.70 - $14.67         $9.20
    Exercised during 1999                         (60,412)        $0.21 - $ 2.70         $0.44
                                               ----------

Balance at September 25, 1999                   1,063,539         $0.67 - $13.06         $5.69
    Granted during 2000                         1,388,900         $2.78 - $12.00         $4.41
    Canceled during 2000                         (303,495)        $3.06 - $12.00         $5.36
    Exercised during 2000                        (122,262)        $0.67 - $ 6.30         $2.61
                                               ----------

Balance at September 30, 2000                   2,026,682         $1.00 - $13.06         $5.14
    Granted during 2001                         1,370,950         $ .16 - $ 2.38         $ .78
    Canceled during 2001                       (1,685,470)        $ .66 - $12.00         $3.67
    Exercised during 2001                               0         $ .00 - $  .00         $ .00
                                               ----------

Balance at September 29, 2001                   1,712,162         $ .16 - $13.06         $4.37

The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 29, 2001.

                                       Options Outstanding                     Options Exercisable
                         -------------------------------------------        ---------------------------
                                            Remaining
Range of                   Options         Contractual      Exercise          Options         Exercise
Exercise Prices          Outstanding       Life (Years)      Price          Exercisable        Price
---------------          -----------       ------------      -----          -----------        -----
$ 0.00 - $ 1.46            341,125             4.2           $  .72            55,125          $ 1.03
$ 1.47 - $ 2.93            118,100             2.2           $ 2.44           117,475          $ 2.44
$ 2.94 - $ 4.40            651,951             2.5           $ 3.36           371,532          $ 3.40
$ 4.41 - $ 5.86            208,662             3.4           $ 4.72           105,673          $ 4.65
$ 5.87 - $ 7.33             71,800             2.5           $ 6.05            53,952          $ 6.06
$ 7.34 - $ 8.80             56,650             2.3           $ 7.51            56,550          $ 7.51
$ 8.81 - $10.26             88,474             1.1           $ 9.07            77,060          $ 9.07
$10.27 - $11.73                200             0.6           $11.50               200          $11.50
$11.74 - $13.20            175,200             2.4           $12.00            75,200          $12.00
                         ---------             ---           ------           -------          ------
                         1,712,162             2.8           $ 4.37           912,767          $ 4.88

Options considered fully vested as of September 29, 2001, September 30, 2000, and September 25, 1999 were 912,767, 633,395, and 642,799, respectively, at weighted average exercise prices of $4.88, $6.38, and $6.28, respectively. Shares of Common Stock reserved for issuance under stock option plans totaled 3,186,840 at September 29, 2001, of which 1,474,678 shares were available for options to be granted in the future.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I -- STOCK-BASED COMPENSATION (Continued)

The per share weighted-average fair value of stock options granted during fiscal years 2001, 2000, and 1999 was $.77, $2.81, and $1.78, respectively.

Pro forma information regarding net loss and loss per share required by Statement No. 123 has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                                       Fiscal 2001        Fiscal 2000       Fiscal 1999
=========================================================================================================
Risk free interest rate                                    3.81%             5.85%             5.12%
         Expected volatility                             314.64%           127.64%            72.66%
         Expected option life                              2.70 years        3.22 years        2.98 years
         Dividend yield                                    0.00%             0.00%             0.00%

Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net loss would have increased as follows:

                                                              September 29,     September 30,     September 25,
                                                                  2001              2000              1999
                                                              -------------------------------------------------
                                                                   (in thousands, except per share data)
Net loss:
    As reported .......................................         $(12,122)         $(34,794)         $(10,127)
    Pro forma .........................................         $(12,742)         $(36,798)         $(10,671)
Net loss attributable to common shareholders:
    As reported .......................................         $(12,122)         $(37,817)         $(10,127)
    Pro forma .........................................         $(12,742)         $(39,821)         $(10,671)
Loss per share:
     As reported ......................................            $(.73)           $(2.12)            $(.62)
     Pro forma ........................................            $(.77)           $(2.25)            $(.65)
Loss per share attributable to common shareholders:
    As reported .......................................            $(.73)           $(2.31)            $(.62)
    Pro forma .........................................            $(.77)           $(2.43)            $(.65)

The pro forma effects on net loss for fiscal year 2001, 2000, and 1999 are not indicative of pro forma effects in future years because SFAS No. 123 does not apply to grants prior to fiscal 1996 and additional grants in future years are anticipated.

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." The interpretation provides guidance regarding the application of APB Opinion No. 25 for certain issues related to stock compensation. Pursuant to this interpretation, the Company has a total of 48,750 stock options subject to variable accounting, which are measured quarterly against the Company's July 3, 2000 stock price of $3.06. The difference, to the extent that it exceeds $3.06, will be recognized as non-cash compensation expense for the period then ended. No compensation expense was required to be recorded during fiscal 2001 or 2000.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I -- STOCK-BASED COMPENSATION (Continued)

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan under which substantially all employees had the option to purchase a total of 506,250 shares of Common Stock. During fiscal 2001, 2000, and 1999, shares totaling 63,812, 79,937, and 67,157 were issued under the Plan at an average price of $.31, $2.78, and $2.58 per share, respectively. As of September 30, 2001, substantially all shares allocated to the plan had been issued and the Plan was discontinued effective October 1, 2001.

NOTE J -- RETIREMENT AND PROFIT SHARING PLAN

The Company maintains a 401(k) Plan for substantially all employees. Prior to fiscal 2001, the Company's contributions were based on matching a percentage of up to 2% of voluntary employee contributions, plus a discretionary profit sharing contribution determined by the Board of Directors. Beginning in fiscal year 2001, the Company increased the matching contribution to 4% of voluntary contributions. The Company's contributions totaled $401,000, $193,000, and $393,000 for fiscal years 2001, 2000, and 1999, respectively. No profit sharing contributions were made for fiscal 2001 or 2000.

NOTE K -- LOSS PER SHARE

The following table sets forth the computation of loss per share:

                                                        September 29, 2001    September 30, 2000    September 25, 1999
======================================================================================================================
Numerator for loss per share:
    Net loss                                               $(12,122,000)         $(34,794,000)         $(10,127,000)
    Preferred stock accretion                                        --            (3,023,000)                   --
                                                           ------------          ------------          ------------
      Net loss attributable to common shareholders         $(12,122,000)         $(37,817,000)         $(10,127,000)
                                                           ============          ============          ============

Denominator:
     Weighted-average number
      of common shares                                       16,563,000            16,389,000            16,299,000

Effect of dilutive securities:
       Stock options                                                 --                    --                    --
       Warrants                                                      --                    --                    --
                                                           ------------          ------------          ------------

   Denominator for loss per share                            16,563,000            16,389,000            16,299,000
                                                           ============          ============          ============

Loss per share                                                    $(.73)               $(2.12)                $(.62)
                                                                  =====                ======                 =====
Loss per common share                                             $(.73)               $(2.31)                $(.62)
                                                                  =====                ======                 =====

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K -- LOSS PER SHARE (Continued)

Excluded from the computation of loss per share for the year ended September 29, 2001 are options to acquire 1,712,162 shares of common stock with a weighted average exercise price of $4.37, common shares of 3,157,895 related to convertible preferred stock with an exercise price of $4.75, 789,474 common stock warrants with an exercise price of $6.00, 72,727 common stock warrants with an exercise price of $1.00, and 50,000 common stock warrants with an exercise price of $.66. Excluded from the computation of loss per share for the year ended September 30, 2000 are options to acquire 2,026,682 shares of common stock with a weighted average exercise price of $5.05, common shares of 3,157,895 related to convertible preferred stock with an exercise price of $4.75, and 789,474 common stock warrants with an exercise price of $6.00. Excluded from the computation of diluted earnings per share for the year ended September 25, 1999 are options to acquire 1,063,539 shares of common stock with a weighted average exercise price of $5.69. The impact of these options, convertible preferred shares and warrants were excluded from the computation of diluted earnings per share because their effects would be antidilutive.

NOTE L -- CONTINGENCIES

The Company is a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission in February 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. Sales of recycled cameras accounted for 5.5%, 4.3%, and 4.1% of the Company's net revenues during fiscal 2001, 2000 and 1999, respectively. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single use cameras. The Company has appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals. In the appeal, as in the ITC proceeding, the issues have been and are vigorously contested.

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

A complaint was filed in March 2000, since twice amended, against the Company, by six individual plaintiffs suing on their own behalf and purportedly on behalf of a class of all private citizens and non-governmental entities who had received from the Company, and had the Company process, "C-41" 35mm color film or who have received replacement rolls of film from the Company after film processing. This complaint alleged that the Company had engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company must be processed only by the Company and that replacement film is "free".

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L -- CONTINGENCIES (Continued)

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

The Company has an outstanding tax issue with the Washington State Department of Revenue related to use taxes owed as a result of advertising materials (including order forms) mailed to out-of-state customers. The Company is seeking resolution of the issues involved, primarily related to future periods, and is an ongoing issue for the Company for tax reporting periods after January 1, 1997. That is, it is reasonable that a future routine audit by the Department of Revenue will result in a further use tax assessment unless the issue can be resolved in a manner favorable to the Company prior to such audit assessment. In December 2001, the Company resolved certain amounts related to the outstanding tax issue which resulted in a reduction of taxes payable which had been previously accrued. The Company believes its accrual of approximately $325,000 is adequate for possible assessments related to the outstanding issue.

Although the Company believes claims listed above are without merit, it is not possible to predict an outcome at this time or the potential affect on its business or financial condition. The Company's defense of these claims will cause it to incur additional legal expenses. The Company does not expect the litigation to have a significantly harmful impact on its financial condition, results of operations or liquidity.

The Company is also involved in various routine legal proceedings in the ordinary course of its business.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M -- SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth summary financial data for the Company by quarter for fiscal years 2001 and 2000 (in thousands, except per share data).

                                                                    Quarters
                                                -----------------------------------------------
                                                 First        Second       Third        Fourth
------------------------------------------------------------------------------------------------
Fiscal 2001
Net revenue                                      $14,985      $12,690      $14,365      $14,650
Gross profit                                       2,687        1,743        3,439        4,627
Net income (loss)                                 (3,033)      (6,896)      (3,046)         853
Income (loss) per share                             (.18)        (.42)        (.18)         .05

                                                                    Quarters
                                                -----------------------------------------------
                                                 First        Second       Third        Fourth
------------------------------------------------------------------------------------------------
Fiscal 2000
Net revenue                                      $20,491      $18,796      $19,862      $22,912
Gross profit                                       7,039        5,290        4,319        5,210
Net loss                                            (472)      (4,791)     (21,902)      (7,629)
Net loss attributable to common shareholders        (472)      (5,826)     (23,413)      (8,106)
Loss per share                                      (.03)        (.29)       (1.33)        (.46)
Loss per share attributable to common
  shareholders                                      (.03)        (.36)       (1.43)        (.49)

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

      None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Directors and Executive Officers of the Registrant" under Item 1 -
Part I above.

      Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 5, 2002, which information appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 29, 2001.

ITEMS 11, 12, AND 13

      The information called for by Part III (Items 11, 12, and 13) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 5, 2002, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors," and "Remuneration of Executive Officers," "Voting Securities and Principal Holders". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 29, 2001.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

  (1) Consolidated Financial Statements                                 Page
                                                                        ----

      Report of Ernst & Young LLP, Independent Auditors                  26

      Consolidated Balance Sheets as of September 29, 2001 and
      September 30, 2000                                                 27

      Consolidated Statements of Operations for the years ended
      September 29, 2001, September 30, 2000, and September 25, 1999     28

      Consolidated Statements of Shareholders' Equity for the years ended September 29, 2001, September 30, 2000, and September 25,
      1999                                                               29

      Consolidated Statements of Cash Flows for the years ended
      September 29, 2001, September 30, 2000, and September 25, 1999     30

      Notes to Consolidated Financial Statements                        31-43

      Supplemental Consolidated Financial Statement Schedule. The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company included in Part II, Item 8.

  (2) Schedule                                                          Page
                                                                        ----

      II - Valuation and Qualifying Accounts                             49

      All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

b. Reports on Form 8-K

      Form 8-K dated August 10, 2001 - Item 5 - Other Events related to the Company's third quarter results and the resignation of the Company's President.

c. Exhibits

      The following list is a subset of the exhibits set forth below and contains all compensatory plans, contracts, or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

      (1) The Company's 1999 Stock Incentive Compensation Plan approved by Shareholders February 15, 2000. S-8 filing dated May 24, 2000 (File # 333-37698) and Form S-8 filing dated May 16, 2001 (File # 333-61048). See Exhibit 10.11 and Exhibit 10.12

      (2) Employment Agreement with Gary Christophersen dated August 16, 2000. See Exhibit 10.32

      (3) The Company's Incentive Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.5

      (4) The Company's 1987 Stock Option Plan, as amended and restated as of April 1, 1996. See Exhibit 10.7

      (5) Change of Control Agreement with Michael F. Lass and Loran Cashmore Bond dated April 25, 2001. See Exhibit 10.33.

Exhibit
Number         Exhibit Description
------         -------------------

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

3.3 Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated April 24, 2001. (Incorporated by reference to Exhibit
               3.1 filed with the Company's 8-K filed April 27, 2001.)

3.4 Articles of Correction to Articles of Incorporation of PhotoWorks, Inc dated April 25, 2001. (Incorporated by reference to Exhibit 3.2 filed with the Company's 8-K filed April 27, 2001.)

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

10.10          1999 Employee Stock Option Plan dated October 20, 1999.
               (Incorporated by reference to Exhibit 10.10 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.11 PhotoWorks, Inc. 1999 Stock Incentive Compensation Plan (Incorporated by reference to Form S-8 Filing dated May 24, 2000, File # 333-37698.)

10.12 PhotoWorks, Inc. 1999 Stock Incentive Compensation Plan as amended and PhotoWorks, Inc. Individual Nonqualified Option Agreements. (Incorporated by reference to the Form S-8 filing dated May 16, 2001, File #333-61048.)

10.13          Loan and Security Agreement, Form of Warrant with Imperial Bank.
               (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.14** First Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank (formerly Imperial Bank) dated July 23, 2001.

10.15** Second Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank dated October 11, 2001.

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

10.22 Supplemental Lease Agreement dated February 1, 2001 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

10.23 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.24 Second amendment to lease agreement dated June 14, 2000 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.23 filed with Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.25          Lease agreement dated February 3, 2000 between Interbay One, LLC.
               and the Company. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.)

10.26*         Eastman Kodak Supply Agreement effective November 1, 2000.
               (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.27 Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc. dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.28 Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.29          1260 16th Avenue West Sublease between Seattle FilmWorks, Inc.
               and OptiColor Inc. dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.30          1260 16th Avenue West Sublease between Seattle FilmWorks, Inc.
               and Seattle FilmWorks Manufacturing Company dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.31 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.32 Employment Agreement with Gary Christophersen dated August 16, 2000. (Incorporated by reference to Exhibit 10.35 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.33** Change in Control Agreement with Michael F. Lass and Loran Cashmore Bond dated April 25, 2001.

10.34 Agreement to restructure debt with FCB Worldwide dated November 1, 2000. (Incorporated by reference to Exhibit 10.36 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

21**           PhotoWorks, Inc. Subsidiaries

23**           Consent of Ernst & Young LLP, Independent Auditors

             *    Exhibit for which confidential treatment has been granted.
            **    Filed herewith.

                                PHOTOWORKS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                            Additions
                                                    ------------------------
                                       Balance at   Charged to    Charged to                   Balance
                                       Beginning    Costs and        Other                      at End
Description                             of Year      Expenses      Accounts    Deductions     of Period
=======================================================================================================
FOR THE YEAR ENDED
SEPTEMBER 25, 1999

Allowance for doubtful accounts          $208          $110            $0          $195          $123

FOR THE YEAR ENDED
SEPTEMBER 30, 2000

Allowance for doubtful accounts          $123           $10            $0           $54           $79

FOR THE YEAR ENDED
SEPTEMBER 29, 2001

Allowance for doubtful accounts           $79            $0            $0           $34           $45

----------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PHOTOWORKS, INC.
                                                       (REGISTRANT)


DATED: December 21, 2001                      By: /s/ Gary R. Christophersen
                                                  --------------------------
                                                  Gary R. Christophersen
                                           Chairman and Chief Executive Officer
                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                         DATE

By: /s/ Gary R. Christophersen              Chairman and                  December 21, 2001
   ---------------------------------        Chief Executive Officer
    Gary R. Christophersen
    Director
    (Principal Executive Officer)

By: /s/ Ross K. Chapin                      Director                      December 21, 2001
   ---------------------------------
    Ross K. Chapin

By: /s/ Paul B. Goodrich                    Director                      December 21, 2001
   ---------------------------------
    Paul B. Goodrich

By: /s/ Matthew A. Kursh                    Director                      December 21, 2001
   ---------------------------------
    Matthew A. Kursh

By: /s/ Douglas A. Swerland                 Director                      December 21, 2001
   ---------------------------------
    Douglas A. Swerland

By: /s/ Loran Cashmore Bond                 Chief Accounting Officer      December 21, 2001
   ---------------------------------
    Loran Cashmore Bond

                                  EXHIBIT INDEX
                           Annual Report on Form 10-K
                      For The Year Ended September 29, 2001

Exhibit
Number         Exhibit Description
------         -------------------

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

3.3 Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated April 24, 2001. (Incorporated by reference to Exhibit
               3.1 filed with the Company's 8-K filed April 27, 2001.)

3.4 Articles of Correction to Articles of Incorporation of PhotoWorks, Inc dated April 25, 2001. (Incorporated by reference to Exhibit 3.2 filed with the Company's 8-K filed April 27, 2001.)

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

10.10          1999 Employee Stock Option Plan dated October 20, 1999.
               (Incorporated by reference to Exhibit 10.10 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.11 PhotoWorks, Inc. 1999 Stock Incentive Compensation Plan (Incorporated by reference to Form S-8 Filing dated May 24, 2000, File # 333-37698.)

10.12 PhotoWorks, Inc. 1999 Stock Incentive Compensation Plan as amended and PhotoWorks, Inc. Individual Nonqualified Option Agreements. (Incorporated by reference to the Form S-8 filing dated May 16, 2001, File #333-61048.)

10.13          Loan and Security Agreement, Form of Warrant with Imperial Bank.
               (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.14** First Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank (formerly Imperial Bank) dated July 23, 2001.

10.15** Second Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank dated October 11, 2001.

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

10.22 Supplemental Lease Agreement dated February 1, 2001 between the United States of America, Lessors, and the Company. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

10.23 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.24 Second amendment to lease agreement dated June 14, 2000 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.23 filed with Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.25          Lease agreement dated February 3, 2000 between Interbay One, LLC.
               and the Company. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.)

10.26*         Eastman Kodak Supply Agreement effective November 1, 2000.
               (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.27 Warehouse Sublease between Seattle FilmWorks, Inc. and OptiColor, Inc. dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.28 Warehouse Sublease between Seattle FilmWorks, Inc. and Seattle FilmWorks Manufacturing Company dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.29          1260 16th Avenue West Sublease between Seattle FilmWorks, Inc.
               and OptiColor Inc. dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.30          1260 16th Avenue West Sublease between Seattle FilmWorks, Inc.
               and Seattle FilmWorks Manufacturing Company dated September 26, 1999. (Incorporated by reference with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.31 General Assignment between Seattle FilmWorks, Inc., Seattle FilmWorks Manufacturing Company and OptiColor, Inc. dated September 30, 1996. (Incorporated by reference to Exhibit 10.24 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996.)

10.32 Employment Agreement with Gary Christophersen dated August 16, 2000. (Incorporated by reference to Exhibit 10.35 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.33** Change in Control Agreement with Michael F. Lass and Loran Cashmore Bond dated April 25, 2001.

10.34 Agreement to restructure debt with FCB Worldwide dated November 1, 2000. (Incorporated by reference to Exhibit 10.36 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

21**           PhotoWorks, Inc. Subsidiaries

23**           Consent of Ernst & Young LLP, Independent Auditors

      * Exhibit for which confidential treatment has been granted. ** Filed herewith.