Form 10-Q
period 2001-12-29
PHOTOWORKS INC /WA
filed 2002-02-12
CIK 791050

FORM 10-Q

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 29, 2001   Commission file No. 0-15338
                                -----------------                       -------

                               PHOTOWORKS,  INC.
                               -----------------
            (Exact name of registrant as specified in its charter.)

           Washington                                  91-0964899
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      1260 16th Avenue West, Seattle,  WA                 98119
    ----------------------------------------            ----------
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

     As of February 1, 2002, there were issued and outstanding 16,665,285 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 15

                               PHOTOWORKS,  INC.

                                     INDEX
                                     -----
                                                                     Page No.
                                                                     --------
PART I -- FINANCIAL INFORMATION

    Item 1 - Financial Statements                                      3-10

      Consolidated Balance Sheets as of December 29, 2001
        and September 29, 2001                                         3-4

      Consolidated Statements of Operations for the first quarter
        ended December 29, 2001 and December 30, 2000                   5

      Consolidated Statements of Cash Flows for the first quarter
        ended December 29, 2001 and December 30, 2000                   6

      Notes to Consolidated Financial Statements                       7-10

    Item 2 - Management's Discussion and Analysis of
      Financial Condition and Results of Operations                    11-13


PART II -- OTHER INFORMATION

    Item 1 - Legal Proceedings                                          13

    Item 6 - Exhibits and Reports on Form 8-K                           13


SIGNATURES                                                              14

INDEX TO EXHIBITS                                                       15

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                               PHOTOWORKS,  INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                  (UNAUDITED)       (NOTE)
                                                                  December 29,   September 29,
ASSETS                                                                2001           2001
                                                                  ===========    =============
CURRENT ASSETS
    Cash and cash equivalents                                     $ 1,842          $ 2,861
    Accounts receivable, net of allowance for doubtful accounts       768              406
    Inventories                                                     1,108            2,203
    Prepaid expenses and other                                        513              382
                                                                  -------          -------
 TOTAL CURRENT ASSETS                                               4,231            5,852

FURNITURE, FIXTURES, AND EQUIPMENT,
    at cost, less accumulated depreciation                          5,403            6,529

TOTAL ASSETS                                                      $ 9,634          $12,381
                                                                  =======          =======

Note: The September 29, 2001 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements (unaudited).

                                PHOTOWORKS, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                 (in thousands, except per share and share data)

                                                                           (UNAUDITED)        (NOTE)
                                                                           December 29,     September 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                                          2001              2001
                                                                          =============     =============
CURRENT LIABILITIES
    Bank note payable                                                       $ 1,350           $  2,350
    Accounts payable                                                          1,792              2,872
    Accrued compensation                                                      1,023              1,141
    Accrued lawsuit settlement                                                  371                705
    Accrued taxes                                                               325                325
    Other accrued expenses                                                    1,100              1,113
    Current portion of capital lease obligations                                185                198
    Note payable - other                                                         38                 38
                                                                            -------           --------
TOTAL CURRENT LIABILITIES                                                     6,184              8,742

Subordinated convertible debentures                                           2,500              2,500
Capital lease obligations, net of current portion                                47                 94
                                                                            -------           --------

TOTAL LIABILITIES                                                             8,731             11,336

SHAREHOLDERS' EQUITY
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
      issued  and outstanding 15,000 shares                                       -                  -
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,655,285                                 167                167
    Additional paid-in capital                                               15,815             15,790
    Retained deficit                                                        (15,079)           (14,912)
                                                                            -------           --------

TOTAL SHAREHOLDERS' EQUITY                                                      903              1,045
                                                                            -------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 9,634           $12,381
                                                                            =======           =======


Note: The September 29, 2001 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements (unaudited).

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                                                  First Quarter Ended
                                                            ------------------------------
                                                             December 29,     December 30,
                                                                2001              2000
                                                            ============     =============


Net revenues                                                   $11,063$           14,985
Cost of goods and services                                       8,490            12,298
                                                               -------          --------

GROSS PROFIT                                                     2,573             2,687

Operating expenses:
   Marketing expenses                                              934             2,566
   Research and development                                        416             1,175
   General and administrative                                    1,316             1,849
                                                               -------          --------
      Total operating expenses                                   2,666             5,590
                                                               -------          --------

LOSS FROM OPERATIONS                                               (93)           (2,903)

Other income (expense):
   Interest expense                                                (93)             (169)
   Non-operating income, net                                        19                39
                                                               -------          --------
       Total other expense                                         (74)             (130)
                                                               --------         ---------

LOSS BEFORE INCOME TAXES                                          (167)           (3,033)
Income tax benefit                                                   -                 -
                                                               -------          --------

NET LOSS                                                       $  (167)         $ (3,033)
                                                               =======          ========

Net loss per share                                               $(.01)            $(.18)
                                                                 =====             =====

Weighted average number of shares outstanding               16,656,000        16,506,000
                                                            ==========        ==========

See notes to consolidated financial statements (unaudited).

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                             First Quarter Ended
                                                                       ------------------------------
                                                                        December 29,     December 30,
                                                                           2001              2000
                                                                        ============     ============
OPERATING ACTIVITIES:
   Net loss                                                              $  (167)        $ (3,033)
   Charges to income not affecting cash:
    Depreciation and amortization                                          1,133            1,747
    Accrued lawsuit settlement                                              (334)               -
    Unused facility costs and store closure reserve                          (74)               -
    Net change in receivables, inventories, payables and other              (510)              13
                                                                         -------          -------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                                  48           (1,273)

INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                            (17)            (114)
   Sales of furniture, fixtures and equipment                                 10                -
   Proceeds from sales of securities available-for-sale                        -            1,022
                                                                          ------          -------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                                  (7)             908

FINANCING ACTIVITIES:
   Payments on bank note payable                                          (1,000)               -
   Payments on capital lease obligations                                     (60)             (60)
                                                                          ------          -------

NET CASH USED IN FINANCING ACTIVITIES                                     (1,060)             (60)
                                                                          ------         --------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,019)            (425)

Cash and cash equivalents at beginning of period                           2,861            1,629
                                                                          ------          -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                       $1,842           $1,204
                                                                          ======           ======

See notes to consolidated financial statements (unaudited).

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE  A  --  BASIS OF PRESENTATION

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is an online, direct mail and retail photo services company. The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000 to reflect the Company's corporate mission and enhanced online and digital strategy. The Company provides photo processing services to both traditional and digital camera users, providing customers with the easiest way to store and organize photos online, share them with friends and family, and order reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). To a lesser extent, the Company provides photo-related products on a wholesale basis.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation of interim results have been included. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company follows a policy of recording its interim periods and year-end on a 5 week, 4 week and 4 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the first quarter ended December 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2002. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 29, 2001 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

NOTE  B -- LIQUIDITY

     For the most recent quarter ended December 29, 2001, the Company incurred a net loss of $167,000 and had an overall decline in cash of $1,019,000. For the quarter ended December 29, 2001, the Company generated $48,000 from operating activities. As of December 29, 2001, Shareholders' Equity was $903,000 and working capital was a negative $1,953,000. In fiscal 2001, the Company incurred a net loss of $12,122,000 and had negative cash flows from operating activities of $4,596,000. For the past three years, the Company has incurred significant losses on declining revenues. The recurring trend of revenue declines, operating losses, and negative cash flows raise substantial doubt as to the Company's ability to continue as a going concern. The fiscal 2001 and 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Management has taken various actions, including workforce reductions, store and facility closures, and reduced marketing, administrative, and research and development expenditures, to more closely align its cost structure with its reduced revenue levels and to improve its cash flows. In addition, the Company renegotiated the repayment schedule and debt covenants on its short-term bank note payable (See Note G) to improve liquidity through fiscal year 2002.

     Management believes that under its current operational and financing plans, current cash balances together with projected cash flows from operations will be sufficient to fund the Company's operations through at least the next twelve months. However, the Company's ability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position and liquidity and may require the Company to further reduce its expenditures or seek additional sources of funding to enable it to continue operations for at least the next twelve months.

NOTE  C --  INVENTORIES

     Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of preloaded cameras, film and photofinishing supplies.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE  D  --  SEGMENT REPORTING

     The Company currently operates in one principal business segment.

NOTE  E  --  INCOME TAXES

     The Company has determined it is appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. For the three months ended December 29, 2001 the income tax benefit was $0, as opposed to a benefit of approximately $57,000 (assuming a normal statutory tax rate of 34%). Utilization of the remaining net deferred tax assets of approximately $16,537,000 is dependent on future profits that are not assured.

NOTE  F  --  EARNINGS PER SHARE

     Net loss per share is based on the weighted average number of common shares outstanding. Convertible preferred shares, outstanding warrants and stock options to purchase shares of common stock were excluded from the computation of loss per share because their effect was antidilutive.

     The following table sets forth the computation of loss per share:

                                                                                      First Quarter Ended
                                                                            -------------------------------------
                                                                            December 29, 2001   December 30, 2000
                                                                            =================   =================

Numerator for basic and diluted earnings per share:
   Net loss                                                                     $ (167,000)       $(3,033,000)
                                                                                 =========        ===========

Denominator:
   Denominator for basic earnings per share - weighted-average shares           16,656,000         16,506,000

   Effect of dilutive securities:
      Stock options, warrants, convertible preferred shares                              -                  -
                                                                                ----------         ----------
   Denominator for diluted earnings per share                                   16,656,000         16,506,000
                                                                                ==========         ==========

Net loss per share                                                                   $(.01)             $(.18)
                                                                                     =====              =====


NOTE  G  --  BANK NOTE PAYABLE

     The Company has a bank note payable dated December 20, 2000. On January 3, 2002 the Company negotiated a third amendment to the note. Under the terms of the commitment, the maturity date of the note is extended to September 15, 2002. The Company is required to make monthly principal payments in the amount of $50,000 through May 2002 and monthly payments of $275,000 from June 2002 to September 2002 and pay monthly interest charges at the rate of prime plus 1.75% (most recent monthly interest rate was a total 6.50%). Additionally, the Company must meet certain monthly revenue requirements and maintain a total balance of cash and equivalents and eligible accounts receivable that is 1.25 greater than the outstanding principal balance. The note is secured by the assets of the Company.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE  H --  SUBORDINATED DEBENTURES

     On April 25, 2001, the Company closed a $2,500,000 Subordinated Debenture financing with investment advisory clients of Zesiger Capital Group, LLC. The subordinated debentures have a 7% interest rate (payable semi-annually) and are convertible at the discretion of the holders, into Series B Preferred Stock at a conversion price of $75.00 per share, one year after closing. Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time into 100 shares of Common Stock (Series B conversion to common stock results in a price of $.75 per common share). If not previously converted, the debentures are repayable five years from closing.

NOTE I  --  CONTINGENCIES

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE I  --  CONTINGENCIES (Continued)

     As part of the settlement, PhotoWorks will provide these benefits to Class
Members: (1) Within one year PhotoWorks will make the following distributions of free rolls of 24-exposure standard C-41 film: (a) It will distribute an aggregate of 900,000 rolls to persons who are active PhotoWorks customers, with the identity of recipients and number of rolls per recipient (not to exceed three) determined by PhotoWorks in a way that reasonably takes into account past and/or anticipated quantity or frequency of their transactions; (b) It will also distribute one roll to each of the first 300,000 Class Members who request the roll within six months of the notice, and who do not receive any of the 900,000 rolls above. Materials accompanying these distributions will inform recipients that the C-41 process identified on the film is an industry standard chemical process that most photo-processing labs use to develop film. (2) Each member of the Class who does not receive free film under (1) above may submit to PhotoWorks a Coupon appended or attached to the Notices (prior to the Coupon's expiration) to receive a $1 discount on a film processing order. The Company accrued a total of $675,000 related to the future distribution of 900,000 rolls of film pursuant to terms of the final settlement. As of December 29, 2001 the Company has distributed approximately $304,000 of film under the settlement terms. The remainder of the estimated settlement cost of $371,000 is accrued at December 29, 2001.

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

     Although the Company believes it has a reasonable position relative to the claims listed above, it is not possible to predict an outcome at this time or the potential affect on its business or financial condition. The Company's defense of these claims will cause it to incur additional legal expenses. The Company does not expect the litigation to have a significant impact on its financial condition, results of operations or liquidity.

     The Company is also involved in various routine legal proceedings in the ordinary course of its business.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
--------------------------------------------------------------------------------
1995:
-----

     This report contains forward-looking statements that relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the ability to generate cash to fund operating activities or obtain additional funding; system performance problems due to technical difficulties, system malfunctions, Internet interruptions or other factors; marketing activities, pricing and other activities by competitors; economic and industry factors, and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General
-------

     PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading online photo services company dedicated to providing customers with innovative ways to create and tell the stories of their lives through photos. PhotoWorks is a direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services. The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

     To promote its service and products, the Company relies primarily on direct-marketing and online e-mail programs. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand. The Company strives to increase both average order size and order frequency by informing its existing customer base of its integrated array of services and products. The Company also believes that the online archive is a viable and economic opportunity to monetize its customer's "personal equity" through film processing for film-based cameras, and through photo output, in the form of prints, reprints, and gifts for digital and traditional camera users. The Company's commitment to expanding its service and product offerings, including enhancements to its digital and online offerings, is intended to support this strategy. The Company uses e-mail to communicate with its existing online customer base to increase retention, customer satisfaction and communication with inactive customers and employs a variety of other direct-marketing techniques to increase business from existing customers and generate business from inactive customers. In recent years, the Company has seen a decline in the effectiveness of its customer acquisition programs and is currently evaluating and testing various marketing programs that may generate new customers cost effectively.

     The net loss for the first quarter of fiscal 2002 was $167,000, or a loss of $.01 per share, compared to a net loss of $3,033,000 or a loss of $.18 per share for the first quarter of fiscal 2001. Operating results may fluctuate in the future due to changes in the mix of sales, marketing and promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, foreign currency exchange rates, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

     Demand for the Company's services and products is generally seasonal, with the highest volume of activity occurring during the summer months. However, seasonality of demand may be offset by changes in the effectiveness of marketing programs, the introduction of new services and products, actions by competitors, production difficulties and other factors. This seasonality has generally produced greater net revenues during the last half of the Company's fiscal year (April through September), with a peak occurring in the fourth fiscal quarter. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses and the Company's practice of relatively higher marketing program expenditures prior to the summer months.

RESULTS OF OPERATIONS

     The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.
                                                         First Quarter Ended
                                                   -----------------------------
                                                   December 29,     December 30,
                                                       2001              2000
                                                   ============     ============
Net revenues                                          100.0%            100.0%
Cost of goods and services                             76.7              82.1
                                                      -----            ------
   Gross profit                                        23.3              17.9

Operating expenses:
    Marketing expenses                                  8.4              17.1
    Research and development                            3.8               7.8
   General and administrative                          11.9              12.3
                                                      -----            ------
      Total operating expenses                         24.1              37.2
                                                      -----            ------

Loss from operations                                    (.8)            (19.3)

Total other expense                                     (.7)              (.9)
                                                      -----            ------

Loss before income taxes                               (1.5)            (20.2)
Income tax benefit                                        -                 -
                                                      -----            ------

Net loss                                               (1.5)%           (20.2)%
                                                      =====            ======

     Net revenues for the first quarter of fiscal 2002 were $11,063,000 as compared to net revenues of $14,985,000 in the first quarter of fiscal 2001. The decrease in net revenues was primarily due to declines in processing volumes of approximately 39% partially offset by an increase in revenue per roll of approximately 20%. Management believes the decline in processing volumes is attributable to reductions in marketing expenditures combined with overall industry and economic conditions. In addition, the Company experienced disruptions in mail service following the events surrounding the terrorist attacks of September 11, 2001. The increase in revenue per roll is primarily due to changes in marketing promotions and pricing and revenues generated from new product offerings including a digital photo greeting cards line introduced during the holiday season.

     Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the first quarter of fiscal 2002 increased to 23.3% of net revenues compared to 17.9% in the first quarter of fiscal 2001. The increase in gross profit is primarily due to the increase in revenue per roll during the first quarter of fiscal 2002. Gross profit fluctuates due to the seasonal nature of revenues when measured against relatively fixed overhead costs associated with equipment and facilities.

     Total operating expenses in the first quarter of fiscal 2002 decreased to 24.1% of net revenues compared to 37.2% in the first quarter of fiscal 2001. The decrease in operating expenses is primarily due to a significant reduction in marketing expenses, as well as lower costs for research and development and general and administrative. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing activities and research and development activities.

     Marketing expenses include current period expenses associated with customer retention and acquisition, promotion of the Company's products and services, and testing of new marketing programs to both new and existing customers. Marketing expenses in the first quarter of fiscal 2002 decreased to 8.4% of net revenues compared to 17.1% in the first quarter of fiscal 2001. Marketing expenditures in the first quarter of fiscal 2002 were lower primarily due to the Company's focus on its customer databases through targeted retention and reactivation marketing programs. Marketing expenditures for fiscal 2002 are expected to be lower as compared to fiscal 2001.

     Research and development expenses decreased to $416,000 for the first quarter of fiscal 2002 compared to $1,175,000 in the first quarter of fiscal 2001. The decrease was due primarily to reductions in staff and overhead costs. Research and development expenses consist primarily of costs incurred in developing online photo archiving and photo sharing services, computerized online image management concepts, other online services, and creating equipment necessary to provide customers with new digital photographic services and products.

     General and administrative expenses decreased to $1,316,000 for the first quarter of fiscal 2002 compared to $1,849,000 for the first quarter of fiscal 2001. The decrease is primarily due to reductions in staff and overhead costs. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 1, 2002, the Company's principal sources of liquidity included $1,907,000 in cash and equivalents. The Company has a bank note payable with a maturity date of September 30, 2002, subject to certain financial covenants. The Company currently anticipates that existing funds, bank loan, and projected future cash flows from operations will be sufficient to finance its operations, including capital expenditures and debt service for the foreseeable future. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses or does not meet financial covenants related to its bank loan, the Company will be required to seek other external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future. See Note B of Notes to Consolidated Financial Statements in Part I above.


                          PART II -- OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

     For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd. and the class action filed on March 29, 2000, see Note I of notes to Consolidated Financial Statements in Part I above.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
         ---------

         10.1 Loan and Security Agreement dated January 3, 2002 with Comerica
         Bank


     (b) Reports on Form 8-K.
         --------------------

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PHOTOWORKS,  INC.


DATED:  February 11, 2002         /s/ Gary R. Christophersen
                                  ----------------------------------------------
                                              Gary R. Christophersen
                                       Chairman and Chief Executive Officer


                                  /s/ Loran Cashmore Bond
                                  ----------------------------------------------
                                               Loran Cashmore Bond
                                        (Vice President Administration
                                         and Chief Accounting Officer)

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                          Quarterly Report on Form 10-Q
                     For The Quarter Ended December 29, 2001

Exhibit    Description                                                                   Page No.
-------    -----------                                                                   --------

10.1       Loan and Security Agreement dated January 3, 2002 with Comerica Bank           SEC Electronic Filing
