Form 10-Q
period 2002-03-31
PHOTOWORKS INC /WA
filed 2002-05-14
CIK 791050

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2002       Commission file No. 0-15338
                                --------------                           -------

                                PHOTOWORKS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter.)

              Washington                                 91-0964899
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

  1260 16th Avenue West, Seattle,  WA                      98119
  -----------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number,                    (206) 281-1390
          including area code:                         --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes  X   No
    ---     ---

         As of April 30, 2002, there were issued and outstanding 16,655,285 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 16

                                PHOTOWORKS, INC.

                                      INDEX
                                      -----

                                                                                             Page No.
                                                                                             --------

PART I -- FINANCIAL INFORMATION

         Item 1 - Financial Statements                                                         3-10

              Consolidated Balance Sheets as of March 30, 2002
                and September 29, 2001                                                         3-4

              Consolidated Statements of Operations for the second quarter
                and six months ended March 30, 2002 and March 31, 2001                          5

              Consolidated Statements of Cash Flows for the six months
                ended March 30, 2002 and March 31, 2001                                         6

              Notes to Consolidated Financial Statements                                       7-10

         Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                 11-13

PART II -- OTHER INFORMATION

         Item 1 - Legal Proceedings                                                             14

         Item 4 - Submission of Matters to a Vote of Security Holders                           14

         Item 6 - Exhibits and Reports on Form 8-K                                              14

SIGNATURES                                                                                      15

INDEX TO EXHIBITS                                                                               16

                         PART I -- FINANCIAL INFORMATION
                         -------------------------------

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  (UNAUDITED)        (NOTE)
                                                                                   March 30,      September 29,
ASSETS                                                                               2002             2001
===============================================================================================================
CURRENT ASSETS
    Cash and cash equivalents                                                       $ 1,788          $ 2,861
    Income tax receivable (Note D)                                                    3,758                -
    Accounts receivable, net of allowance for doubtful accounts                         616              406
    Inventories                                                                       1,031            2,203
    Prepaid expenses and other                                                          458              382
                                                                                    -------          -------

TOTAL CURRENT ASSETS                                                                  7,651            5,852

FURNITURE, FIXTURES, AND EQUIPMENT,
    at cost, less accumulated depreciation                                            4,329            6,529

TOTAL ASSETS                                                                        $11,980          $12,381
                                                                                    =======          =======

Note: The September 29, 2001 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                 (in thousands, except per share and share data)

                                                                                  (UNAUDITED)        (NOTE)
                                                                                   March 30,      September 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                                                 2002              2001
===============================================================================================================
CURRENT LIABILITIES
    Bank note payable                                                               $ 1,200          $ 2,350
    Accounts payable                                                                  1,876            2,872
    Accrued compensation                                                                961            1,141
    Accrued lawsuit settlement                                                          203              705
    Other accrued expenses                                                            1,309            1,438
    Note payable - other                                                                  -               38
    Current portion of capital lease obligation                                         186              198
                                                                                    -------          -------
TOTAL CURRENT LIABILITIES                                                             5,735            8,742

    Subordinated convertible debentures                                               2,500            2,500
    Capital lease obligation, net of current portion                                      -               94
                                                                                    -------          -------

TOTAL LONG TERM LIABILITIES                                                           2,500            2,594
                                                                                    -------          -------

TOTAL LIABILITIES                                                                     8,235           11,336

SHAREHOLDERS' EQUITY
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
         issued and outstanding 15,000 shares                                             -                -
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,655,285                                         167              167
    Additional paid-in capital                                                       15,816           15,790
    Retained deficit                                                                (12,238)         (14,912)
                                                                                    -------          -------
TOTAL SHAREHOLDERS' EQUITY                                                            3,745            1,045
                                                                                    -------          -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $11,980          $12,381
                                                                                    =======          =======

Note: The September 29, 2001 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                                        Second Quarter Ended                   Six Months Ended
                                                        --------------------                   ----------------
                                                       March 30,     March 31,              March 30,     March 31,
                                                         2002          2001                   2002          2001
=====================================================================================================================
Net revenues                                             $ 9,269       $12,690                $20,332       $27,675
Cost of goods and services                                 7,435        10,947                 15,925        23,245
                                                         -------       -------               --------       -------
    Gross Profit                                           1,834         1,743                  4,407         4,430

Operating expenses:
   Marketing expenses                                        946         5,199                  1,880         7,765
   Research and development                                  412         1,350                    828         2,525
   General and administrative                              1,370         2,088                  2,686         3,937
                                                         -------       -------               --------       -------
    Total operating expenses                               2,728         8,637                  5,394        14,227
                                                         -------       -------               --------       -------

Loss from Operations                                        (894)       (6,894)                  (987)       (9,797)

Other income (expense):
   Interest income                                             2            17                     18            44
   Interest expense                                          (75)         (118)                  (168)         (287)
   Non-operating income, net                                  50            99                     53           111
                                                         -------       -------               --------       -------
      Total other expense                                    (23)           (2)                   (97)         (132)
                                                         -------       -------               --------       -------

Loss before income taxes                                    (917)       (6,896)                (1,084)       (9,929)
Benefit from income taxes (Note D)                         3,758             -                  3,758             -
                                                         -------       -------               --------       -------

Net Income (Loss)                                        $ 2,841       $(6,896)              $  2,674       $(9,929)
                                                         =======       =======               ========       =======

Earnings (loss) per share - diluted                         $.17         $(.42)                 $.16         $(.60)
                                                            ====         =====                  ====         =====
Basic earnings (loss) per share                             $.17         $(.42)                 $.16         $(.60)
                                                            ====         =====                  ====         =====

Weighted average shares and dilutive
   equivalents outstanding                            17,124,000    16,522,000             16,867,000    16,514,000
                                                      ==========    ==========             ==========    ==========
Weighted average shares - basic                       16,655,000    16,522,000             16,656,000    16,514,000
                                                      ==========    ==========             ==========    ==========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                        Six Months Ended
                                                                                   --------------------------
                                                                                   March 30,        March 31,
                                                                                     2002             2001
===============================================================================================================
OPERATING ACTIVITIES:
---------------------
   Net income (loss)                                                                $2,674           $(9,929)
   Charges to income not affecting cash:
      Depreciation and amortization                                                  2,205             3,738
      Accrued lawsuit settlement                                                      (502)                -
      Loss on disposal of assets                                                         -               236
   Income tax receivable                                                            (3,758)                -
   Net change in receivables, inventories, payables and other                         (393)            1,655
                                                                                    ------           -------

NET CASH FROM (USED) IN OPERATING ACTIVITIES                                           226            (4,300)

INVESTING ACTIVITIES:
---------------------
   Purchase of furniture, fixtures, and equipment                                      (17)             (172)
   Sales of furniture, fixtures and equipment                                           12                 -
   Sales of securities available-for-sale                                                -             1,022
                                                                                    ------           -------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                                            (5)              850

FINANCING ACTIVITIES:
---------------------
   Payment on bank note payable                                                     (1,150)                -
   Payment on capital lease obligation                                                (106)             (122)
   Payment on note payable-other                                                       (38)                -
   Drawing on bank note payable                                                          -             2,350
   Proceeds from issuance of Common Stock                                                -               124
                                                                                    ------           -------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                                        (1,294)            2,352
                                                                                    ------           -------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (1,073)           (1,098)

Cash and cash equivalents at beginning of period                                     2,861             1,629
                                                                                    ------           -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                                  $1,788           $   531
                                                                                    ======           =======

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

         PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading photo services company dedictated to providing its customers with innovative ways to enjoy and use their photos. The PhotoWorks service provides film and image processing and online image storage and management services to both traditional and digital camera users, providing customers with the easiest way to store and organize photos online, share them with friends and family, and order reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). To a lesser extent, the Company provides photo-related products on a wholesale basis. The Company currently operates in one principal business segment

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13 week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the second quarter ended March 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2002. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 29, 2001 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report

         Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE B -- EARNINGS PER SHARE

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

         The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                            Second Quarter Ended                   Six Months Ended
                                                      -------------------------------      --------------------------------
                                                      March 30, 2002   March 31, 2001      March 30, 2002    March 31, 2001
===========================================================================================================================
Numerator for basic and diluted earnings per share:
   Net income (loss)                                    $2,841,000      $(6,896,000)         $2,674,000       $(9,929,000)
                                                        ==========      ===========          ==========       ===========

Denominator:
   Denominator for basic earnings
      per  share - weighted-average shares              16,655,000       16,522,000          16,656,000        16,514,000

   Net effect of dilutive stock options                    469,000                -             211,000                 -
                                                        ----------       ----------          ----------        ----------
   Denominator for diluted earnings per share           17,124,000       16,522,000          16,867,000        16,514,000
                                                        ==========       ==========          ==========        ==========

   Basic earnings (loss) per  share                           $.17            $(.42)               $.16             $(.60)
                                                              ====            =====                ====             =====
   Diluted earnings (loss) per share                          $.17            $(.42)               $.16             $(.60)
                                                              ====            =====                ====             =====

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C -- LIQUIDITY

         For the most recent quarter ended March 30, 2002, the Company incurred a pre-tax loss of $917,000 and an overall decline in cash of $54,000. In fiscal 2001, the Company incurred a net loss of $12,122,000 and had negative cash flows from operating activities of $4,596,000. For the past three years, the Company has incurred significant losses on declining revenues.

         As more fully described in Note D, Congress recently enacted changes in federal income tax laws that will allow the Company to carryback its 2001 and 2002 tax losses, resulting in the recognition of tax benefits, most of which were previously reserved, of approximately $3,758,000. Additionally, management has taken various other actions, including workforce reductions, store and facility closures, and reduced marketing, administrative, and research and development expenditures, to more closely align its cost structure with its reduced revenue levels, which have resulted in positive operating cash flow during each of the first two quarters of fiscal 2002.

         Management believes that under its current operational and financing plans and current cash balances, combined with projected cash flows from operations, including the fiscal 2001 tax refund of $3,592,000, will be sufficient to fund the Company's operations through the next twelve months.

NOTE D -- INCOME TAXES

         In fiscal 2000, it was determined that it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. However, the Job Creation and Worker Assistance Act enacted by Congress on March 8, 2002, extended the carryback period for certain net tax operating losses. This will allow the Company to carryback all of its 2001 tax loss of approximately $10,560,000 and any tax losses it incurs in fiscal 2002 up to approximately $6,580,000.

         The Company will receive a tax refund of approximately $3,592,000 for its 2001 tax loss. Through the first six months of fiscal 2002, the Company has a net tax operating loss of approximately $489,000, for which the company has recorded a tax benefit of $166,000.

         Utilization of the remaining deferred tax assets of approximately $13,049,000 is dependent on future profits that are not assured and are still offset fully by a valuation allowance.

NOTE E - SUBORDINATED DEBENTURES

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F -- CONTINGENCIES

         Fuji Photo Film Co. Ltd. - The Company is a defendant in a legal proceeding that was filed by Fuji Photo Film Co., Ltd. with the International Trade Commission in February 1998. The action was filed against a number of importers, including the Company's OptiColor, Inc. subsidiary, alleging patent infringement of U.S. patents held by Fuji on single use cameras through the importation and resale of recycled cameras. Fuji was seeking an order prohibiting importation of infringing cameras into the U.S. and prohibiting further sales of such products which had been imported. After an evidentiary hearing before an ITC Administrative Law Judge in November 1998, the ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single use cameras. The Company appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals and that Court issued a decision in November 2001, upholding the order against the Company.

         In July 2001, the ITC commenced enforcement and advisory opinion proceedings against the Company and several other respondents, based on a new Complaint filed by Fuji with the ITC on June 27, 2001. This Complaint alleges that the Company is infringing certain claims of six of Fuji's patents on single use cameras, through the importation and sale of certain newly manufactured and preloaded cameras. The Complaint requests that the ITC determine that through these imports and sales the Company is violating the ITC's previous order. On May 2, 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's preloaded camera infringes three patents owned by Fuji Photo Film Co., Ltd. for single-use cameras, and also recommended that the Commission assess a penalty of $1.6 million for such infringement. The infringement determination is subject to review by the full Commission. If that determination is upheld, the Commission would then decide what, if any, penalty to assess. The Company believes it has strong grounds for challenging both the initial infringement determination and the penalty recommendation, and intends to pursue such challenges to the extent necessary. As such, no accrual has been made in the Company's financial statements for this matter. Any action by the Commission is subject to further appeal to the Federal Circuit Court of Appeals.

         There is risk that Fuji might bring a civil action against OptiColor and the Company for damages for patent infringement by reason of sales of cameras which have been found in the ITC proceedings to infringe Fuji patents. In June 1999, Fuji brought civil action for patent infringement against three other companies and stated in a press release that it is reviewing its options with respect to other companies involved in the sale of products that infringe Fuji patents. If such an action were brought against the Company, the ITC decision would not be binding in the civil proceeding and would not prevent OptiColor and the Company from raising and litigating all available defenses, but the federal circuit's decision affirming the ITC order could have some persuasive effect.

         Massachusetts Institute of Technology, et al vs. Abacus Software, Inc., et al; United States District Court for the Eastern District of Texas; No. 501CV344 - On April 25, 2002, a Complaint was filed against the Company and 213 other defendants by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. claiming infringement on a patent issued in 1985 for a Color Reproduction System. The Complaint requests injunctive relief, damages adequate to compensate them for Defendants' infringement of the 4,500,919 patent, their costs and prejudgment interest on their damages and reasonable attorney fees.

         The suit is in its beginning stage and management of the Company intends to contest the suit vigorously as to the complaint's substantive allegations. Although the Company believes the claim to be without merit, it is not possible to predict an outcome at this time or the potential affect on its business or financial condition. The Company's defense of this claim will cause it to incur additional legal expenses. The Company does not expect the litigation to have a significantly harmful impact on its financial condition, results of operations or liquidity.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE F -- CONTINGENCIES (Continued)

         Sharon Drinkard, et al vs. PhotoWorks, Inc. - A complaint was filed in March 2000, alleging that the Company had engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company, must be processed only by the Company and that replacement film is "free". Without admitting wrongdoing or liability, and for the sole purpose of compromising disputed claims and avoiding costs and risks of further litigation, PhotoWorks and the plaintiffs, who represented the Class, agreed to a proposed settlement. The settlement was approved by the Court on July 16, 2001.

         The Company accrued a total of $675,000 related to the future distribution of 900,000 rolls of film pursuant to terms of the final settlement. As of March 30, 2002, the Company has distributed approximately $502,000 of film under the settlement terms. The remainder of the estimated settlement cost of $203,000 is accrued at March 30, 2002.

         Washington Department of Revenue - The Company has an outstanding tax issue with the Washington State Department of Revenue related to use taxes owed as a result of advertising materials (including order forms) mailed to out-of-state customers. The Company is seeking resolution of the issues involved, primarily related to future periods, as this is an ongoing issue for the Company for tax reporting periods after January 1, 1997. That is, it is reasonable that a future routine audit by the Department of Revenue will result in a further use tax assessment unless the issue can be resolved in a manner favorable to the Company prior to such audit assessment. In December 2001, the Company resolved certain amounts related to the outstanding tax issue which resulted in a reduction of taxes payable which had been previously accrued. The Company believes its accrual of approximately $325,000 is adequate for possible assessments related to the outstanding issue.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:
---------------------------------------------------------------------------

         This report contains forward-looking statements that relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the ability to generate cash to fund operating activities or obtain additional funding; legal matters; system performance problems due to technical difficulties, system malfunctions, Internet interruptions or other factors; marketing activities, pricing and other activities by competitors; economic and industry factors, and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General
-------

         PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading online photo services company dedicated to providing customers with innovative ways to create and tell the stories of their lives through photos. The Company is a direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services and offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

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

         Operating results may fluctuate in the future due to changes in the mix of sales, marketing and promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

Results of Operations
---------------------

         The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                                 Second Quarter Ended                 Six Months Ended
                                                              ---------------------------        ---------------------------
                                                              March 30,         March 31,        March 30,         March 31,
                                                                2002              2001             2002              2001
============================================================================================================================
Net revenues                                                   100.0%            100.0%           100.0%            100.0%
Cost of goods and services                                      80.2              86.3             78.3              84.0
                                                               -----             -----            -----             -----
Gross profit                                                    19.8              13.7             21.7              16.0

Operating expenses:
   Marketing expenses                                           10.2              41.0              9.2              28.1
   Research and development                                      4.4              10.6              4.1               9.1
   General and administrative                                   14.8              16.4             13.2              14.2
                                                               -----             -----            -----             -----
     Total operating expenses                                   29.4              68.0             26.5              51.4
                                                               -----             -----            -----             -----

Loss from Operations                                            (9.6)            (54.3)            (4.8)            (35.4)

Total other expense                                              (.3)                -              (.5)              (.5)
                                                               -----             -----            -----             -----

Loss before income taxes                                        (9.9)            (54.3)            (5.3)            (35.9)
Benefit from income taxes                                       40.6                 -             18.5                 -
                                                               -----             -----            -----             -----

Net income (loss)                                               30.7%            (54.3)%           13.2%            (35.9)%
                                                               =====             =====            =====             =====

         Net revenues for the second quarter of fiscal 2002 were $9,269,000 as compared to net revenues of $12,690,000 in the second quarter of fiscal 2001. For the six months ended March 30, 2002, net revenues were $20,332,000 compared to $27,675,000 for the same period of fiscal 2001. The decline in net revenues was primarily due to lower processing volumes and general market conditions. The decline in processing volumes was partially offset by an increase in revenue per roll of approximately 14% in the second quarter of fiscal 2002, and 19% for the first six months of 2002, as compared to the fiscal 2001 periods. This increase in revenue per roll is primarily due to changes in marketing promotions, product offerings and pricing. Management believes processing volumes decreased primarily due to lower marketing expenditures combined with an overall decline in the photofinishing industry. Net revenues for the remainder of fiscal 2002 are expected to continue to be lower than fiscal 2001.

         Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the second quarter of fiscal 2002 increased to 19.8% of net revenues compared to 13.7% in the second quarter of fiscal 2001. For the first six months of fiscal 2002, gross profit increased to 21.7% compared to 16.0% for the same period of fiscal 2001. The increase in gross margin was primarily due to an overall increase in net revenue per roll, as discussed above, combined with expense reductions in overhead areas. Gross profit fluctuates due to seasonality, processing volumes and revenue per roll against certain fixed operating costs associated with equipment, facilities and other overhead costs related to services and products.

         Total operating expenses in the second quarter of fiscal 2002 decreased to $2,728,000 compared to $8,637,000 in the second quarter of fiscal 2001. For the first six months of fiscal 2002, total operating expenses decreased to $5,394,000 compared to $14,227,000 for the same period of fiscal 2001. The decrease in operating expenses was primarily due to a significant reduction in marketing expenses, and lower costs for research and development and general and administrative expenses. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing and other activities.

          Marketing expenses in the second quarter of fiscal 2002 decreased to $946,000 compared to $5,199,000 in the second quarter of fiscal 2001. For the first six months of fiscal 2002, marketing expenses decreased to $1,880,000 compared to $7,765,000 for the same period in fiscal 2001. Marketing expenditures in fiscal 2002 were lower primarily due to the Company's focus on its existing customers through targeted retention and reactivation programs. Marketing expenses include expenses associated with customer retention, reactivation and acquisition, promotion of the Company's products and services, and testing of new marketing programs to both new and existing customers. The Company continues to test and evaluate new marketing programs designed to effectively acquire new customers. Marketing expenditures for fiscal 2002 are expected to be lower as compared to fiscal 2001.

         Research and development expenses decreased to $412,000 for the second quarter of fiscal 2002 compared to $1,350,000 in the second quarter of fiscal 2001. For the first six months of fiscal 2002, research and development costs decreased to $828,000 as compared to $2,525,000 for the same period of fiscal 2001. The decrease was due primarily to reductions in staff and overhead costs. Research and development expenses consist primarily of costs incurred in developing online photo archiving and photo sharing services, computerized online image management concepts, other online services, and creating equipment necessary to provide customers with new digital photographic services and products. Expenditures for fiscal 2002 are expected to continue to be lower as compared to fiscal 2001 as the Company concentrates on a more focused approach to its research and development projects.

         General and administrative expenses decreased to $1,370,000 for the second quarter of fiscal 2002 compared to $2,088,000 for the second quarter of fiscal 2001. For the six months ended March 30, 2002, general and administrative expenses decreased to $2,686,000 compared to $3,937,000 for the same period of fiscal 2001. The decrease was primarily due to reductions in staff and overhead costs and is consistent with lower sales activity for the Company. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

         Net loss before income taxes for the second quarter of fiscal 2002 was $917,000, compared to a net loss before income taxes of $6,896,000 in the second quarter of fiscal 2001. For the first six months of fiscal 2002, net loss before income taxes was $1,084,000, compared to a net loss before income taxes of $9,929,000 for the same period of fiscal 2001.

         On March 8, 2002, Congress enacted the "Job Creation and Worker Assistance Act". This bill provided for an economic stimulus package of temporary business tax incentives. The Company benefited from a business tax incentive contained in the bill, which allows a business to extend the net operating loss carryback period to five years (from two years) for net operating losses arising in taxable years ending in 2001 and 2002. As a result, the Company booked a tax benefit of $3,758,000 in the second quarter of fiscal 2002, which includes tax benefits related to fiscal 2001 and estimated year-to-date tax benefits for fiscal 2002. The Company expects to receive a tax refund for its 2001 tax year of approximately $3,592,000 in due course.

         Net income for the second quarter of fiscal 2002 was $2,841,000, or $.17 diluted earnings per share, compared to a net loss of $6,896,000, or loss of $.42 per share for the second quarter of fiscal 2001. For the first six months of fiscal 2002, net income was $2,674,000, or diluted earnings per share of $.16, compared to a net loss of $9,929,000, or loss of $.60 per share for the first six months of fiscal 2001. Net income for fiscal 2002 periods included $3,758,000 of tax benefit as discussed above.

Liquidity and Capital Resources
-------------------------------

         As of May 3, 2002, the Company's principal sources of liquidity included $1,854,000 in cash and cash equivalents. In addition, the Company expects to receive a tax refund of approximately $3,592,000 (as discussed above). The Company has a bank note payable with a maturity date of September 30, 2002, subject to certain financial covenants. The Company currently anticipates that existing funds, bank loan, estimated tax refund and projected future cash flows from operations will be sufficient to finance its operations, including capital expenditures and debt service for the foreseeable future. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses or does not meet financial covenants related to its bank loan, the Company may be required to seek other external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or additional bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future. See Note C of Notes to Consolidated Financial Statements in Part I above.

                          PART II -- OTHER INFORMATION
                          ----------------------------

ITEM 1 - LEGAL PROCEEDINGS

         For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd. on February 13, 1998, legal proceeding filed by Massachusetts Institute of Technology on April 25, 2002, and Class Action filed on March 29, 2000, see Note F of Notes to Consolidated Financial Statements in Part I above.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On February 5, 2002, the Company held its annual meeting of shareholders. The shareholders acted on the following matter at the annual meeting.

         The following individual was elected to the Company's Board of Directors, to hold office for a three-year term and until his respective successor is duly elected and qualified. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.

                                          For       Withheld   Non-votes
                                       ----------   --------   ---------
        Gary R. Christophersen         18,601,803   357,499       N/A

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.
             ---------

         (b) Reports on Form 8-K.
             --------------------

                  Form 8-K dated March 15, 2002 - Item 5 - Other Events related to the Company's tax refund due to the "Job Creation and Work Assistance Act of 2002".

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PHOTOWORKS,  INC.

DATED:  May 13, 2002              s/ Gary R. Christophersen
                                  ----------------------------------------------
                                              Gary R. Christophersen
                                       Chief Executive Officer and Chairman
                                          (Principal Executive Officer)

                                  s/ Loran Cashmore Bond
                                  ----------------------------------------------
                                               Loran Cashmore Bond
                                          Vice President Administration
                                        Treasurer/Chief Accounting Officer

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                          Quarterly Report on Form 10-Q
                      For The Quarter Ended March 30, 2002

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