Form 10-Q
period 2002-06-29
PHOTOWORKS INC /WA
filed 2002-08-13
CIK 791050

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2002        Commission file No. 0-15338
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

Yes |X|   No |_|

      As of August 9, 2002, there were issued and outstanding 16,655,285 shares of common stock, par value $.01 per share.


                          Index to Exhibits at Page 16

                                PHOTOWORKS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

         Item 1 - Financial Statements                                      3-10

              Consolidated Balance Sheets as of June 29, 2002
                and September 29, 2001                                       3-4

              Consolidated Statements of Operations for the third quarter
                and nine months ended June 29, 2002 and June 30, 2001          5

              Consolidated Statements of Cash Flows for the nine months
                ended June 29, 2002 and June 30, 2001                          6

              Notes to Consolidated Financial Statements                    7-10

         Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations              11-14

PART II -- OTHER INFORMATION

         Item 1 - Legal Proceedings                                           14

         Item 6 - Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                                    15

INDEX TO EXHIBITS                                                             16

                         PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     (UNAUDITED)     (NOTE)
                                                                      June 29,    September 29,
ASSETS                                                                  2002          2001
===============================================================================================
CURRENT ASSETS
     Cash and cash equivalents                                       $ 1,775         $ 2,861
     Income tax receivable (Note D)                                    4,242              --
     Accounts receivable, net of allowance for doubtful accounts         630             406
     Inventories                                                       1,389           2,203
     Prepaid promotional expenditures                                    121              79
     Prepaid expenses and other                                          222             303
                                                                     -------         -------

TOTAL CURRENT ASSETS                                                   8,379           5,852

FURNITURE, FIXTURES, AND EQUIPMENT,
     at cost, less accumulated depreciation                            3,481           6,529

TOTAL ASSETS                                                         $11,860         $12,381
                                                                     =======         =======

Note: The September 29, 2001 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                 (in thousands, except per share and share data)

                                                                  (UNAUDITED)    (NOTE)
                                                                    June 29,  September 29,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2002        2001
===========================================================================================
CURRENT LIABILITIES
    Bank note payable                                               $    825    $  2,350
    Accounts payable                                                   2,222       2,872
    Accrued compensation                                               1,205       1,141
    Accrued lawsuit settlement                                            30         705
    Other accrued expenses                                             1,634       1,438
    Note payable - other                                                  --          38
    Current portion of capital lease obligations                         141         198
                                                                    --------    --------

TOTAL CURRENT LIABILITIES                                              6,057       8,742

    Capital lease obligation, net of current portion                      --          94
    Subordinated convertible debentures                                2,500       2,500
                                                                    --------    --------

TOTAL LIABILITIES                                                      8,557      11,336

SHAREHOLDERS' EQUITY
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
      issued and outstanding 15,000                                       --          --
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,655,285                          166         167
    Additional paid-in capital                                        15,816      15,790
    Retained earnings                                                (12,679)    (14,912)
                                                                    --------    --------

TOTAL SHAREHOLDERS' EQUITY                                             3,303       1,045
                                                                    --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 11,860    $ 12,381
                                                                    ========    ========

Note: The September 29, 2001 consolidated balance sheet has been derived from audited consolidated financial statements.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                             Third Quarter Ended                  Nine Months Ended
                                             -------------------                  -----------------
                                          June 29,          June 30,          June 29,          June 30,
                                            2002              2001              2002              2001
==========================================================================================================
Net revenues                            $     10,514      $     14,365      $     30,846      $     42,040
Cost of goods and services                     7,657            10,926            23,582            34,171
                                        ------------      ------------      ------------      ------------

Gross Profit                                   2,857             3,439             7,264             7,869

Operating expenses:
   Marketing                                   1,779             2,570             3,659            10,335
   Research and development                      400               895             1,228             3,420
   General and administrative                  1,571             2,165             4,257             6,102
   Lawsuit settlement                             --               759                --             1,094
                                        ------------      ------------      ------------      ------------
      Total operating expenses                 3,750             6,389             9,144            20,951
                                        ------------      ------------      ------------      ------------

Loss from Operations                            (893)           (2,950)           (1,880)          (13,082)

Other income (expense):
   Interest expense                              (67)             (100)             (235)             (388)
   Interest income                                 9                --                27                45
   Non-operating income, net                      26                 4                79               450
                                        ------------      ------------      ------------      ------------
      Total other income (expense)               (32)              (96)             (129)              107
                                        ------------      ------------      ------------      ------------

Loss before income taxes                        (925)           (3,046)           (2,009)          (12,975)
Benefit from income taxes (Note D)               484                --             4,242                --
                                        ------------      ------------      ------------      ------------
Net income (loss)                       $       (441)     $     (3,046)     $      2,233      $    (12,975)
                                        ============      ============      ============      ============


Basic earnings (loss) per share         $       (.03)     $       (.18)     $        .13      $       (.78)
                                        ============      ============      ============      ============
Earnings (loss) per share - diluted     $       (.03)     $       (.18)     $        .13      $       (.78)
                                        ============      ============      ============      ============

Weighted average shares basic             16,655,000        16,612,000        16,655,000        16,547,000
                                        ============      ============      ============      ============
Weight average shares and diluted
  equivalents outstanding                 16,655,000        16,612,000        17,060,000        16,547,000
                                        ============      ============      ============      ============

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                  ----------------------
                                                                  June 29,      June 30,
                                                                    2002          2001
========================================================================================
OPERATING ACTIVITIES:
   Net income (loss)                                              $  2,233      $(12,975)
   Adjustments to income not affecting cash:
      Depreciation and amortization                                  2,999         5,764
      Deferred sales                                                   416             4
      Loss on disposal of assets                                        --           236
      Accrued lawsuit settlement                                      (675)           --
   Income tax receivable                                            (4,242)           --
   Capitalized promotional expenditures, net                           (42)         (464)
   Net change in receivables, inventories, payables and other         (110)        1,778
                                                                  --------      --------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                           579        (5,657)

INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                      (17)         (177)
   Proceeds from sales of furniture, fixtures and equipment             66            --
   Sales of securities available-for-sale                               --         1,022
                                                                  --------      --------

NET CASH FROM INVESTING ACTIVITIES                                      49           845

FINANCING ACTIVITIES:
   Payment on bank note payable                                     (1,525)           --
   Payment on capital lease obligation                                (151)         (186)
   Payment on note payable - other                                     (38)           --
   Proceeds from issuance of Convertible Debentures                     --         2,500
   Drawing on note payable                                              --         2,350
   Proceeds from issuance of Common Stock                               --           124
                                                                  --------      --------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                        (1,714)        4,788
                                                                  --------      --------

DECREASE IN CASH AND CASH EQUIVALENTS                               (1,086)          (24)

Cash and cash equivalents at beginning of period                     2,861         1,629
                                                                  --------      --------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                               $  1,775      $  1,605
                                                                  ========      ========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading photo services company dedictated to providing its customers with innovative ways to enjoy and use their photos. The PhotoWorks service provides film and image processing and online image storage and management services to both traditional and digital camera users, providing customers with the easiest way to store and organize photos online, share them with friends and family, and order reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). The Company currently operates in one principal business segment.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the third quarter ended June 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 28, 2002. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 29, 2001 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

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

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                 Third Quarter Ended                    Nine Months Ended
                                                           --------------------------------       ------------------------------
                                                           June 29, 2002      June 30, 2001       June 29, 2002    June 30, 2001
================================================================================================================================
Numerator for basic and diluted earnings per share:
   Net income (loss)                                         $(441,000)        $(3,046,000)         $2,233,000     $(12,975,000)
                                                             =========         ===========          ==========     ============

Denominator:
   Denominator for basic earnings
      per share - weighted-average shares                   16,655,000          16,612,000          16,655,000       16,547,000
   Net effect of dilutive stock options                             --                  --             405,000               --
                                                            ----------          ----------          ----------       ----------
Denominator for diluted earnings per share                  16,655,000          16,612,000          17,060,000       16,547,000
                                                            ==========         ===========          ==========       ==========

   Basic earnings (loss) per share                               $(.03)              $(.18)               $.13            $(.78)
                                                                 =====               =====                ====            =====
   Diluted earnings (loss) per share                             $(.03)              $(.18)               $.13            $(.78)
                                                                 =====               =====                ====            =====

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE C -- LIQUIDITY

      For the most recent quarter ended June 29, 2002, the Company incurred a net loss of $441,000. Fiscal year to date net income was $2,233,000 and overall cash declined by $1,086,000. As more fully described in Note D, Congress recently enacted changes in federal income tax laws that allows the Company to carryback its 2001 and 2002 tax losses, resulting in the recognition of tax benefits, most of which were previously reserved, of approximately $4,200,000. In July 2002, the Company received a tax refund of $3,864,000 for its 2001 tax loss.

      In fiscal 2001, the Company incurred a net loss of $12,122,000 and had negative cash flows from operating activities of $4,596,000. For the past three years, the Company has incurred significant losses on declining revenues. Management has taken various other actions, including workforce reductions, store and facility closures, and reduced marketing, administrative, and research and development expenditures, to more closely align its cost structure with its reduced revenue levels, which have resulted in positive operating cash flow during each of the first three quarters of fiscal 2002.

      Management believes that under its current operational and financing plans, current cash balances, combined with projected cash flows from operations, including the tax benefits, will be sufficient to fund the Company's operations through the next twelve months.

NOTE D -- INCOME TAXES

      In fiscal 2000, it was determined that it was appropriate to provide a valuation allowance equal to the amount of deferred tax assets not recoverable through operating loss carrybacks. However, the Job Creation and Worker Assistance Act enacted by Congress on March 8, 2002, extended the carryback period for certain net tax operating losses. This allowed the Company to carryback all of its 2001 tax loss and also allows the carryback of any tax losses it incurs in fiscal 2002 up to approximately $5,700,000.

      In July, the Company received a refund of $3,864,000 for its 2001 tax loss. Through the first nine months of fiscal 2002, the Company has a net tax operating loss of approximately $1,111,000, for which the company has recorded an additional $378,000 as income tax receivable.

      Utilization of the remaining deferred tax assets of is dependent on future profits that are not assured. As a result, deferred tax assets of $12,926,000 are offset fully by a valuation allowance.

NOTE E -- SUBORDINATED DEBENTURES

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

      In July 2001, the ITC commenced enforcement and advisory opinion proceedings against the Company and several other respondents, based on a new Complaint filed by Fuji with the ITC on June 27, 2001. This Complaint alleges that the Company is infringing certain claims of six of Fuji's patents on single use cameras, through the importation and sale of certain newly manufactured and preloaded cameras. The Complaint requests that the ITC determine that through these imports and sales the Company is violating the ITC's previous order. On May 2, 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's preloaded camera infringes three patents owned by Fuji Photo Film Co., Ltd. for single-use cameras, and also recommended that the Commission assess a penalty of $1.6 million for such infringement. The infringement determination is subject to review by the full Commission which is expected on or about August 14, 2002. If that determination is upheld, the Commission would then decide what, if any, penalty to assess. The Company believes it has strong grounds for challenging both the initial infringement determination and the penalty recommendation, and intends and has begun to pursue such challenges to the extent necessary. As such, no accrual has been made in the Company's financial statements for this matter. Any action by the Commission is subject to further appeal to the Federal Circuit Court of Appeals.

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

      The Company accrued a total of $675,000 related to the future distribution of 900,000 rolls of film pursuant to terms of the final settlement. As of June 29, 2002, the Company has distributed approximately $675,000 of film under the settlement terms. Settlement costs of $30,000 are accrued at June 29, 2002 for estimated amounts outstanding.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

      This report contains forward-looking statements that relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the ability to generate cash to fund operating activities or obtain additional funding; legal matters; sales or other taxes; governmental and other state regulations; system performance problems due to technical difficulties, system malfunctions, Internet interruptions or other factors; marketing activities, pricing and other activities by competitors; economic and industry factors, and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General

            PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading online photo services company dedicated to providing customers with innovative ways to create and tell the stories of their lives through photos. The Company is a direct-to-consumer Internet and mail order provider of film and image processing and online image storage and management services and offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R). The Company believes that the online archive is a viable and economic opportunity to monetize its customers' "personal equity" through film processing for film-based cameras, and through photo output, in the form of prints, reprints, and gifts for digital and traditional camera users. The Company's commitment to expanding its service and product offerings, including enhancements to its digital and online offerings, is intended to support this strategy.

      The Company has retail operations in the Pacific Northwest to provide a "drop off" alternative to mail order delivery. During the fiscal year, the Company has closed 8 of its under performing retail stores and has plans to close certain other retail locations during the remainder of fiscal year 2002.

      To a lesser extent, the Company provides photo related products and services on a wholesale basis. The Company anticipates phasing out its wholesale business during the fourth quarter of fiscal year 2002. Net revenues attributable to wholesale products and services in the first nine month of fiscal 2002 were approximately 6% of the Company's total net revenues.

      To promote its services and products, the Company relies primarily on direct-marketing and online e-mail programs. The Company uses e-mail to communicate with its existing online customer base to increase retention and customer satisfaction and employs a variety of other direct-marketing techniques to increase business from existing customers and generate business from inactive customers. The Company strives to increase both average order size and order frequency by informing its existing customer base of its integrated array of services and products In recent years, the Company has seen a decline in the effectiveness of its customer acquisition programs and is currently evaluating and testing various marketing programs that may generate new customers cost effectively.

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

                                  Third Quarter Ended        Nine Months Ended
                                  -------------------        -----------------
                                 June 29,     June 30,     June 29,     June 30,
                                   2002         2001         2002         2001
===============================================================================
Net revenues                      100.0%       100.0%       100.0%       100.0%
Cost of goods and services         72.8         76.1         76.5         81.3
                                 ------       ------       ------       ------

Gross profit                       27.2         23.9         23.5         18.7

Operating expenses:
   Marketing                       16.9         17.9         11.8         24.6
   Research and development         3.8          6.2          4.0          8.1
   General and administrative      15.0         15.0         13.8         14.5
   Lawsuit settlement                --          5.3           --          2.6
                                 ------       ------       ------       ------
     Total operating expenses      35.7         44.4         29.6         49.8
                                 ------       ------       ------       ------

Loss from Operations               (8.5)       (20.5)        (6.1)       (31.1)

Total other income (expense)        (.3)         (.7)         (.4)          .2
                                 ------       ------       ------       ------

Loss before income taxes           (8.8)       (21.2)        (6.5)       (30.9)
Benefit from income taxes           4.6           --         13.7           --
                                 ------       ------       ------       ------

Net income (loss)                  (4.2)%      (21.2)%        7.2        (30.9)%
                                 ======       ======       ======       ======

      Net revenues for the third quarter of fiscal 2002 were $10,514,000 as compared to net revenues of $14,365,000 in the third quarter of fiscal 2001. For the nine months ended June 29, 2002, net revenues were $30,846,000 compared to $42,040,000 for the same period of fiscal 2001. The decline in net revenues is primarily due to lower processing volumes. The decline in net revenues was partially offset by an increase in revenue per roll of approximately 8% in the third quarter of fiscal 2002, and 14% for the first nine months of fiscal 2002, as compared to the fiscal 2001 periods. Management believes processing volumes decreased primarily due to lower marketing expenditures combined with an overall decline in the photofinishing industry. Net revenues for the remainder of fiscal 2002 are expected to continue to be lower than fiscal 2001.

      Cost of goods and services consists of labor, materials, shipping costs, and fixed operating costs related to the Company's services and products. Gross profit in the third quarter of fiscal 2002 increased to 27.2% of net revenues compared to 23.9% in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, gross profit increased to 23.5% compared to 18.7% for the same period of fiscal 2001. The increase in gross margin was primarily due to an overall increase in the revenue per roll, as discussed above, combined with reductions in overhead costs. Gross profit fluctuates due to the seasonality of revenues, (i.e. fluctuation in processing volumes) and revenue per roll against certain fixed operating costs associated with equipment, facilities and other overhead costs related to services and products.

      Total operating expenses in the third quarter of fiscal 2002 decreased to $3,750,000 compared to $6,389,000 in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, total operating expenses decreased to $9,144,000 compared to $20,951,000 for the same period of fiscal 2001. The decrease in operating expenses was primarily due to reductions in marketing, research and development, information technology, general and administrative costs, as well as costs associated with settlement of a class action lawsuit. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing activities and research and development activities.

     Marketing expenses in the third quarter of fiscal 2002 decreased to $1,779,000 compared to $2,570,000 in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, marketing expenses decreased to $3,659,000 compared to $10,335,000 for the same period in fiscal 2001. Marketing expenditures in fiscal 2002 were lower primarily due to the Company's focus on its existing customers through targeted retention and reactivation programs. Marketing expenses include expenses associated with customer retention, reactivation and acquisition, promotion of the Company's products and services, and testing of new marketing programs to both new and existing customers. The Company continues to test and evaluate new marketing programs design to effectively acquire new customers. Marketing expenditures for fiscal 2002 are expected to be lower as compared to fiscal 2001.

      Research and development expenses decreased to $400,000 for the third quarter of fiscal 2002 compared to $895,000 in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, research and development costs decreased to $1,228,000 as compared to $3,420,000 for the same period of fiscal 2001. The decrease was primarily due to reductions in staff and related overhead costs. Research and development expenses consist primarily of costs incurred in developing online photo archiving and photo sharing services, computerized online image management concepts, other online services, and creating equipment necessary to provide customers with new digital photographic services and products. Expenditures for fiscal 2002 are expected to continue to be lower as compared to fiscal 2001 as the Company concentrates on a more focused approach to its research and development projects.

      General and administrative expenses decreased to $1,571,000 for the third quarter of fiscal 2002 compared to $2,165,000 for the third quarter of fiscal 2001. For the nine months ended June 29, 2002, general and administrative expenses decreased to $4,257,000 compared to $6,102,000 for the same period of fiscal 2001. The decrease is due primarily to staff reductions and an overall decrease in legal fees. General and administrative expenses consist of costs related to computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

      Lawsuit settlement expenses in fiscal 2001 relate to the settlement of a class action lawsuit (See Note F - Contingencies).

      Other expense for the first nine months of fiscal 2002 consists primarily of interest expense. Other income for fiscal 2001 was primarily due to a reduction in a payable due to a renegotiation of amounts charged for certain advertising services in fiscal year 2000.

      Net loss before income taxes for the third quarter of fiscal 2002 was $925,000, compared to a net loss before income taxes of $3,046,000 in the third quarter of fiscal 2001. For the first nine months of fiscal 2002, net loss before income taxes was $2,009,000, compared to a net loss before income taxes of $12,975,000 for the same period of fiscal 2001.

      On March 8, 2002, Congress enacted the "Job Creation and Worker Assistance Act". This bill provided for an economic stimulus package of temporary business tax incentives. The Company benefited from a business tax incentive contained in the bill, which allows a business to extend the net operating loss carryback period to five years (from two years) for net operating losses arising in taxable years ending in 2001 and 2002. As a result, the Company recorded a tax receivable of $3,864,000 for tax benefits related to fiscal 2001 and a further tax receivable for estimated year-to-date tax benefits of $378,000 for fiscal 2002. The Company received the tax refund of $3,864,000 for its 2001 tax year in July 2002.

      Net loss for the third quarter of fiscal 2002 was $441,000, or a loss of $.03 per share, compared to a net loss of $3,046,000, or loss of $.18 per share for the third quarter of fiscal 2001. For the first nine months of fiscal 2002, net income was $2,233,000, or $.13 per share, compared to a net loss of $12,975,000, or loss of $.78 per share for the first nine months of fiscal 2001. Net income for fiscal 2002 periods includes the tax benefits as discussed above.

Liquidity and Capital Resources

      During the first nine months of fiscal 2002, the Company had positive cash flow from operations of approximately $579,000 million. Cash and cash equivalents as of June 29, 2002 decreased to $1,775,000 compared to $2,861,000 as of September 29, 2001 primarily due to principal payments on the bank note payable. The Company's current ratio as of June 29, 2002 has improved to 1.4 compared to the September 29, 2001 current ratio of .7.

      As of August 9, 2002, the Company's principal source of liquidity is $4,800,000 in cash. The Company has paid its bank note payable down to $25,000. The Company anticipates spending approximately $600,000 for capital expenditures during the remainder of fiscal 2002 primarily for equipment to support its digital printing services.

      Tax benefits available to the Company from the Job Creation and Worker Assistance Act enacted by Congress in March 2002 allow the Company to carryback tax year 2002 tax losses for five years. Management anticipates making certain expenditures in the fourth quarter of fiscal 2002 to maximize tax benefits available to the Company.

      Management believes that, under its current operational plans, current cash balances, and estimated future cash flows, the Company will have sufficient funds for operations through at least the next twelve months. However, the Company's inability to generate cash flow from operations would have a material adverse impact on the Company's financial position and liquidity which may require the Company to further reduce its expenditures, or seek additional financing to enable it to continue operations. There can be no assurance that the Company will be able to obtain adequate financing in the future.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            10.1 Fourth Amendment to Loan & Security Agreement with Comerica Bank dated April 25, 2002.

            99.1  Financial Statement Certification

      (b)   Reports on Form 8-K.

            None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PHOTOWORKS, INC.

DATED: August 12, 2002                           /s/ Gary R. Christophersen
                                             ---------------------------------
                                                   Gary R. Christophersen
                                             President/Chief Executive Officer
                                               (Principal Executive Officer)

                                                  /s/ Loran Cashmore Bond
                                             ---------------------------------
                                                    Loran Cashmore Bond
                                                  Chief Accounting Officer

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                          Quarterly Report on Form 10-Q
                       For The Quarter Ended June 29, 2002


Exhibit     Description                                                 Page No.
-------     -----------                                                 --------

3.1 Third Amended and Restated Articles of Incorporation dated January 27, 1998. (Incorporated by reference to Form
            10-K/A for the year ended September 25, 1999, filed
            January 14, 2000.)

3.2 Articles of Amendment to Articles of Incorporation dated January 25, 2000. (Incorporated by reference from Form 10-Q for the quarter ended December 25, 1999.)

3.3         Articles of Amendment to Articles of Incorporation of
            PhotoWorks, Inc. dated February 9, 2000 (Incorporated by reference to Exhibit 3.1 filed with the Company's 8-K filed February 16, 2000)

3.4         Articles of Amendment to Articles of Incorporation of
            PhotoWorks, Inc. dated April 24, 2001 (Incorporated by reference to Exhibit 3.1 filed with the Company's 8-K filed April 27, 2001)

3.5 Articles of Correction to Articles of Incorporation of PhotoWorks, Inc. dated April 25, 2001 (Incorporated by reference to Exhibit 3.2 filed with the Company's 8-K filed April 27, 2001)

3.6 Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock (Incorporated by reference to
            Exhibit 3.4 to the Company's Annual Report on 10-K for the year ended September 25, 1999)

3.7 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996)

4.1         Rights Agreement dated December 16, 1999 between the
            Registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

10.1        Fourth Amendment to Loan & Security Agreement with
            Comerica Bank dated April 25, 2002.

99.1        Financial statement certification