Form 10-K
period 2002-09-28
PHOTOWORKS INC /WA
filed 2002-12-24
CIK 791050

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 28, 2002

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                           Commission file No. 0-15338

                                PHOTOWORKS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                Washington                               91-0964899
                ----------                               ----------
      (State or other jurisdiction            (IRS Employer Identification No.)
    of incorporation or organization)

   1260 16th Avenue West, Seattle,  WA                      98119
   -----------------------------------                      -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (206) 281-1390

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share and related preferred share purchase rights.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes: |X| No: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of December 6, 2002, there were issued and outstanding 16,655,285 shares of Common Stock, par value $.01 per share. As of December 6, 2002, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $2,475,551 based on the last sale price of the Registrant's Common Stock as reported by the Over the Counter Bulletin Board Market.

                      Documents incorporated by reference:

      Portions of the registrant's proxy statement relating to its 2002 annual meeting of shareholders, to be held on February 4, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                  Page 1 of 56
                            Exhibit Index at Page 51

                                     PART I

ITEM 1 - BUSINESS

Description of Business

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading photo services company dedicated to providing its customers with innovative ways to enjoy and use their photos.* In February 2000, the company name was changed from Seattle FilmWorks to PhotoWorks to reflect the Company's corporate mission to be the leading mail-delivered digital photo printing service. The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

      PhotoWorks draws upon a unique dual heritage as a top-rated photofinisher with over twenty-four years of experience along with a tradition of innovation and leadership in digital and online photo services. The Company provides digital camera owners with easy ways to get professional quality digital prints in addition to providing online image storage and management services. PhotoWorks can also process any brand of 35mm film, Advanced Photo Systems
(24mm) film or 35mm single-use camera, and offers prints, slides, digital images and online archiving, all from the same roll of 35mm film. The Company offers it products and services primarily through direct mail and online channels. To a lesser extent, the Company provides its services on a retail and wholesale basis.

      The Company was incorporated in Washington State in June 1976. The executive offices of the Company are located at 1260 Sixteenth Avenue West, Seattle, Washington 98119, and the Company's telephone number is (206) 281-1390. References to PhotoWorks and the Company in this Report include PhotoWorks, Inc., and its wholly-owned subsidiaries.

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

      Digital cameras are becoming more mainstream as quality increases and price decreases. The Company believes that mainstream consumers using digital cameras will benefit from the digital services offered by PhotoWorks by providing them with easy ways to get professional quality digital prints. Online services and increased use of personal computers provide additional channels for direct-to-consumer marketing. Digital cameras and the Internet have created new opportunities for people to use and share their photos.

Operating Strategy

      The principal elements of PhotoWorks operating strategy are the introduction of convenient and easy to use digital services and products, application of direct-to-consumer marketing techniques, and a commitment to customer satisfaction.

      Digital Services and Products. Management believes that PhotoWorks can distinguish itself from its online and traditional photofinishing competitors through value-added digital services and product differentiation. The Company endeavors to develop and introduce value-added photofinishing services and products based on focused research and development efforts as well as anticipation of consumer demand by monitoring customer feedback.

      The Company has been a leader in providing digital-imaging technologies. Some products incorporating these technologies include (i) PhotoDVD(TM) and PhotoVHS, an animated show of personal photos on DVD or VHS; (ii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film or digital camera; and, (iii) PhotoWorks, an online image management system which gives customers a simple and convenient way to buy prints and view, share, and organize their photos online. The Company expects to continue to introduce products in 2003 which will provide customers with simple and convenient ways to get professional quality prints from their digital or traditional cameras.

      Direct-to-Consumer Marketing. The Company's business model is founded on direct-response marketing through direct mail and online channels. Management believes an important advantage of its direct-marketing strategy is the opportunity to contact a large number of consumers who may appreciate the convenience of online and mail order delivery and the Company's array of complementary services and products. Direct access to consumers permits the Company to target and monitor selected potential and existing customers, measure customer response and obtain direct customer feedback to changes in marketing strategies. The Company's proprietary database is used to plan, personalize, implement and evaluate marketing programs for its customers.
See "Business--Marketing."

      Commitment to Customer Satisfaction. The Company seeks to develop and provide high-quality, and reliable photofinishing and online services and products to enhance brand recognition for "PhotoWorks" and "Seattle FilmWorks" to engender customer loyalty. Management believes that a significant portion of its business comes from repeat customers.* As part of its dedication to customer service, PhotoWorks offers a 100% satisfaction guarantee and provides an Easy-Order System whereby a customer sets up a standing order, thus avoiding the need to fill out an order form with each order. See "Business--Customer Service and Support."

Revenue Strategy

      The Company's strategy for generating revenues is to leverage the strength of its services and products for both film-based and digital camera users. In recent years, the Company has seen a decline in sales of traditional photofinishing services and products and believes that the traditional photofinishing services market will continue to decline. The Company provides film-based camera users with the ability to digitize their images and believes that its online archive differentiates its products and services and enhances the services it can offer to its traditional customers.

      The Company also offers its services and products to digital camera users and believes that it can compete effectively in this developing market by providing digital camera owners with photo output in the form of prints, reprints and gift items. At the current time, revenues from digital prints and other digital related services have not been a significant source of revenue for the Company. Management believes that the Company's future success is dependant on its ability to increase its revenues from digital related services and products. The Company's commitment to expanding its service and product offerings, including enhancements to its digital-related offerings, is intended to support this strategy.*

Marketing

      One of the key elements of the Company's operating strategy is to generate demand for its services and products by using its proprietary direct-marketing techniques and extensive database to efficiently target existing and prospective customers.* The Company maintains and analyzes extensive data and demographically segments its customers. The Company uses e-mail to communicate with its existing online customer base to increase retention, customer satisfaction and communication with active and inactive customers and employs a variety of other direct-marketing techniques to acquire new customers, increase business from existing customers and generate business from inactive customers.*

      Increasing Sales to New and Existing Customers. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand.* The Company strives to increase both average order size and order frequency by informing its existing customer base of its integrated array of services and products.* The Company also believes that the online archive is a viable and economic opportunity to monetize its customer's "personal equity" by providing image storage and management services for digital and film based camera users and through photo output, in the form of digital prints, reprints and gifts. The Company's commitment to expanding its service and product offerings, is intended to support this strategy.*

      New Customers. In recent years, the Company has seen a decline in the effectiveness of its customer acquisition programs and is currently evaluating and testing various marketing programs that will generate new customers cost effectively.* "See "Risk Factors." The primary method the Company has used to acquire new customers has been low priced or free introductory offers. The Company also promotes its products and services on its Web site (www.photoworks.com) and has a customer referral program for online and mail order customers which encourages existing customers to suggest family and friends that may be interested in the Company's services and products. The Company is currently testing and developing marketing programs to generate new customers through cost effective marketing programs.* "See "Risk Factors."

      The Company makes extensive use of marketing tests in order to evaluate which of a variety of marketing programs offers the best probable return on investment. The Company's direct-marketing programs use coded advertisements to monitor consumer response and to provide measurable results for each specific marketing program. Measuring the effectiveness of marketing tests takes into account both the response rate to advertised offers and estimates of customer lifetime value to the Company, measured in terms of profit generated from the estimated future stream of orders. In this way, the Company's measurements allow the Company to target its marketing effort to specific customer markets through selected media.

      The Company also operates a small number of retail locations within Washington to provide a "drop off" alternative to mail order delivery. Over the past two years, the Company has closed a majority its retail stores and plans to close certain other retail locations during fiscal year 2003. The costs associated with store closures are not material to the operating results of the Company.

Services and Products

      PhotoWorks has an established tradition of service and product innovations for both traditional and digital camera users.

The following table illustrates recent service and product introductions:

Service or Product                                                                 Year of Introduction
------------------                                                                 --------------------
Mail in service for memory cards and CD's and $.19 digital print pricing .......           2002
PhotoVHS .......................................................................           2002
Year in Photos(TM)CD ...........................................................           2002
PhotoWorks(R)Designer & Custom Greeting Cards Online ...........................           2001
PhotoDVD(TM) ...................................................................           2001
Browser Uploader ...............................................................           2001
The Works: Film Processing + Pictures On Disk(TM)Bundle ........................           2001
Pocket Photo Books .............................................................           2000
Photo Framing Online ...........................................................           2000
Photo Gifts Online .............................................................           2000
PhotoWorks(R)Address Book Online ...............................................           2000
PhotoWorks(R)Scanning Service ..................................................           2000
PhotoWorks(R)Albums Online .....................................................           2000
PhotoWorks(R)UpLoader Software(R) ..............................................           2000
PhotoWorks(R) ..................................................................           1999

      In April 1999, the Company launched its PhotoWorks(R) online service. This service provides every customer who supplies an e-mail address with free scanning of every photographic image processed with the Company and storage of the digital images on a private customer Web site at no charge for as long as the customer maintains an active account.* The digital images are available online for customers to privately view, store, share, manage, post or e-mail to family and friends.

      In 2000, the Company focused on enhancing the customer experience with online products and services. Products such as PhotoWorks Albums Online, PhotoWorks Scanning Service and Online Address Book gave customers the ability to manage their images online to easily share with friends and family. Other products such as Pocket PhotoBooks (pocket-sized printed books featuring the photos and captions from online albums), and other photo gift products were also introduced, giving customers the opportunity to add their favorite photographs to a variety of gift items, including clothing, ceramics and toys.

      In 2001, the Company introduced several innovative digital and traditional products and services. PhotoWorks PhotoDVD(TM) provides a fun way for customers to view their photos in a multi-media, movie-like presentation, complete with a theme, background music, credits and other professional-quality effects. Launched in April 2001, PhotoDVD(TM) won accolades in the press and was named in "Computer Shopper's Top 100 Products" list. Two additional products and services were launched in April 2001. Browser Uploader enables customers to easily upload digital images from digital cameras, scanners and computers to their PhotoWorks online archive and "The Works" provides customers an easy way to order the most popular PhotoWorks film processing package. It contains two sets of prints, a Pictures On Disk(TM) CD, high resolution scanning, an index print and negatives in a money-saving bundle. The Company also extended its line of digital photo greeting cards by adding Designer Photo Cards and Custom Photo Cards.

      The Company continues to upgrade its digital and online services. In January 2002, the Company introduced the Year in Photos(TM) CD. The Year In Photos CD is an affordable and convenient way for customers to save an entire year of their personal photos on one CD. The Company also introduced PhotoVHS, a multi-media, movie-like presentation, complete with a theme, background music, and other professional-quality effects.

      In June 2002, the Company launched a service to make it even easier for digital camera owners to purchase professional-quality prints and Pictures On Disk(TM) CDs. Customers can now mail their memory cards and CDs of their digital images to PhotoWorks for developing. To introduce this new service, PhotoWorks offered 19-cent 4x6" print pricing for a limited time.

      The Company offers a variety of value-added, innovative and high-quality services through which it seeks to differentiate itself from other mail order or online competitors.* Although mail-order photofinishing is viewed as a convenience by many consumers, mail-order turnaround time (generally seven to ten days) is longer than many alternative sources for photofinishing services (in some cases within one hour). The Company offers customers the option of expedited delivery service for an extra charge. The PhotoWorks(R) service improves turnaround time by offering immediate viewing and sharing of images online with prints to follow in the mail. However, turnaround time for traditional mail-in processing services remains a competitive disadvantage for the Company. The Company believes that its turnaround time for digital printing services is competitive within the marketplace.

      Net revenues generated by sales outside the United States accounted for ..7% of the Company's total net revenues in fiscal 2002, as compared to .8% in fiscal 2001 and 1.1% in fiscal 2000.

Research and Development

      Through internal and external research and development efforts, the Company has developed innovative digital media and photofinishing services and products. The Company seeks to identify customer needs and shifts in consumer preferences in order to design or refine the Company's services and products. In fiscal 2002, 2001, and 2000, the Company incurred research and development expenses of $1,891,000, $3,966,000 and $2,924,000, respectively, primarily in connection with development and enhancement of its online digital services and products and PhotoWorks(R) service. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customer Service and Support

      The direct-to-consumer photofinishing business involves contacts with a large number of customers. For customer convenience, the Company provides toll-free telephone access at 1-800-746-8696. Management believes that customer satisfaction is critical to the Company's ongoing success. The Company has a 100% satisfaction-guarantee policy under which it will provide a full refund if a customer's complaint cannot otherwise be resolved. As of November 30, 2002, the Company had a customer service staff of 31. These personnel have direct access to the Company's database and are trained to promote certain of the Company's services and products, as well as to answer questions regarding order status, basic photography and photofinishing, and use of PhotoWorks(R) online services.

      The Company maintains a Web site on the Internet (www.photoworks.com). While online, customers may use the PhotoWorks(R) service to privately view, store, share, manage, post or email their photos to friends and family and order prints and photo gifts. Customers may also obtain the status of their orders, access answers to frequently asked questions, order products and services, and send email messages to customer service.

Operations

      The Company operates a single laboratory in Seattle, Washington, which is designed to produce consistent, high-quality photofinishing. The Company's photo processing system is designed for 24-hour in-house processing of most photofinishing orders. Images are printed on photographic paper using state-of-the-art equipment. Customers are notified via email when their order is shipped and when the images are available to view online. Although much of the photofinishing and order handling process has been automated, trained personnel operate machinery and regularly monitor product quality with the assistance of computerized control and measurement systems. Other vendors fulfill most photo gift or photo related merchandise orders.

      The Company has the ability to process any type of 35mm color film, including those manufactured by Eastman Kodak Company, Fuji Photo Film U.S.A., Inc., Konica U.S.A., Inc., Ferrania USA, Agfa Division of Bayer Corporation and other major producers of conventional 35mm color negative film. The Company also has the ability to process 35mm color negative film manufactured by Eastman Kodak Company for professional motion picture studios which has been packaged by the Company or others for use in 35mm still cameras, 24mm format Advanced Photo System film, and all 35mm reloadable or single-use cameras. The Company can process and print digital images from digital memory cards, CD's or from digital images uploaded to the Company's website.

      Management believes it has sufficient production capacity with its existing facilities and equipment.* The Company could expand its processing facility if necessary, to support increased production levels.*

Suppliers

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

Management Information Systems and Technology

      The Company has implemented scalable technology to support customer order processing, image archiving, and Internet accessibility. These services and systems use a combination of proprietary technologies and commercially available, licensed technologies. Internal development is focused on efforts for creating and enhancing the specialized, proprietary software that is unique to the business. The Company uses a set of applications for:

            o     Accepting and validating customer orders
            o     Archiving images
            o     Internet image viewing, ordering prints and other products
            o Managing shipment of products to customers based on various ordering criteria

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

      The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements, and changing customer demands. Accordingly, future success will depend on the Company's ability to:

            o     Adapt to rapidly changing technologies
            o     Adapt services to evolving industry standards
            o Continually improve the performance, features, and reliability of service in response to competitive service and product offerings and evolving demands of the marketplace

      Failure to adapt to such changes would have a material adverse effect on the Company's business, results of operations, and financial condition. In addition, new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure.

      The Company has taken a number of precautions against certain events that could disrupt the operation of its management information systems, including events associated with continuing software and hardware upgrades. However, the Company could still experience systems failures or interruptions, which could have a material adverse effect on its business, financial condition and operating results.* See "Risk Factors". Competition

      The Company faces competition in the consumer digital and photofinishing market from other direct marketers and in other distribution channels from much larger companies which provide digital and photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher, many of which provide photofinishing service within hours. The largest of the wholesale photofinishers are Qualex Inc. and Fuji TruColor, Inc. Management believes that the largest mail order photofinisher is District Photo Inc. (dba York, Clark Labs, Mystic Color Lab and Snapfish). The Company also faces competition in the online digital market with competitors such as Ofoto (a Kodak Company), and Shutterfly. Many of the Company's competitors have substantially greater financial, technical, and other resources than the Company.

      Management believes that the principal competitive factors in the digital and photofinishing industry are price, convenience, brand awareness, range of available services, quality of processing, speed of service, and product differentiation. There are no significant proprietary or other barriers to entry into the digital or consumer photofinishing industry. The Company has sought to differentiate its services by offering a number of value-added services and products and by emphasizing quality and convenience. The Company also offers very competitive prices for its digital print services. Although management believes the Company is a leader in developing and marketing innovative online and photo-related services and products, competitors can and do provide similar services and products.*

      The digital and photography industry is characterized by evolving technology and changing services and products. The introduction of photographic services and products involving new technologies could render existing services and products obsolete.* The Company's future success will depend on its ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs.* For example, the commercialization of filmless digital imaging technologies is having an adverse impact on the photofinishing industry and has among other factors, accounted for the Company's recent decline in revenues. The development of these or other new technologies or any failure by the Company to anticipate or successfully respond to such developments could have a material adverse effect on the Company's business, financial condition and operating results.* See "Risk Factors."

Proprietary Technology

      The Company currently markets its services and products under registered and common-law trademarks and service marks, including PhotoWorks(R), Seattle FilmWorks(R), PhotoMail(R), Pictures-Plus(R), PictureWorks(R) Pictures On Disk(TM), Pictures On Disk(TM) on CD, OptiColor(TM) Film & Photo, and FilmWorksNet(TM). See "Risk Factors."

      The Company considers a large portion of its PhotoWorks(R) software, its process for production of Pictures On Disk(TM) and certain other processes to be proprietary. The Company makes limited patent filings, in part to avoid disclosure of its competitive strengths. The Company, however, does attempt to protect its proprietary rights to software through a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, restricting access to certain portions of its premises and contractual restrictions on use and disclosure in its end-user licenses. The legal and practical enforceability and extent of liability for violations of license agreements are unclear.*

      This Report contains trademarks other than those of the Company.

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

Employees

      As of November 30, 2002 the Company had 306 employees, of whom approximately 184 were engaged in production operations, 31 in retail sales, 34 in administration, 13 in marketing and business development, 31 in customer service and 13 in research and development. None of the Company's employees are covered by a collective bargaining agreement, and the Company believes its relations with its employees are good.

Executive Officers of the Registrant

The executive officers of the Company as of November 30, 2002 were:

Name                          Age         Position
--------------------------------------------------------------------------------
Gary R. Christophersen        56          President/Chief  Executive  Officer,
                                          Chairman, Director
Michael F. Lass               48          Executive Vice President
Loran Cashmore Bond           45          Vice President
                                          Administration/Treasurer/Chief
                                          Accounting Officer/Corporate
                                          Secretary

      Gary R. Christophersen has been the Company's Chairman since July 2000. In August 2001, Mr. Christophersen reassumed the role of President and Chief Executive Officer. From August 1988 until being named as Chairman, he served as the Company's President and Chief Executive Officer. Mr. Christophersen joined the Company in January 1982 as Vice President Operations and has served as a Director of the Company since 1982. From May 1983 to August 1988, Mr. Christophersen was a Senior Vice President of the Company and its General Manager.

      Michael F. Lass has been the Company's Executive Vice President since March 2001. Prior to that, Mr. Lass had served as Vice President of Operations since September 1988. Mr. Lass joined the Company in 1984 as Manager of Operations. From 1982 to 1984, Mr. Lass was Vice President and General Manager of Breezin' Sportswear, a manufacturer and marketer of sportswear, and, from 1980 to 1982, General Manager and a director of Mountain Safety Research, Inc., a manufacturer of outdoor recreational products.

      Loran Cashmore Bond became the Company's Vice President of Administration in October 2001. She has been the Company's Chief Accounting Officer and Treasurer since August 1999. Ms. Cashmore Bond also serves as Corporate Secretary. Ms. Cashmore Bond joined the Company in January 1986 as Accounting Manager, and, from 1989 to 1994 was the Controller for the Company. In 1994, Ms. Cashmore Bond became an officer of the Company and Corporate Controller.

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

We may require additional funding

      At the end of our 2002 fiscal year, we had cash and cash equivalents of $1,175,000. In addition, we anticipate receiving an income tax refund in early 2003 of approximately $1,808,000. We currently have a $65,000 credit line with Comerica Bank to support our corporate credit cards and ACH transactions. We believe that, under our current operational and financing plans, current cash balances and projected future cash flow from operations (including the tax refund we expect to receive in early 2003), we will have sufficient funds for our operations through at least the next twelve months. Although we have significantly reduced our operating expenses, we had significant operating losses in fiscal 2001 and 2002 and may not be able to generate sufficient cash from operations to maintain our business as currently conducted. Our inability to successfully generate sufficient cash flow from operations could have a material adverse impact on our financial position and liquidity and may require us to further reduce our expenditures or seek additional capital to continue operations.

Declines in photofinishing industry could adversely affect our revenues

      We have experienced a significant decline in revenues during fiscal 2002, 2001 and 2000. We believe that this is primarily attributable to declines in the mail order photofinishing market and photofinishing industry in general. Also, our traditional direct marketing techniques have yielded lower response rates than in past years. This may be in part due to the availability of low priced film processing options from mass merchants such as Wal-Mart and Costco. In addition, we believe the market shift away from traditional 35mm film and towards digital cameras will continue due to the declining prices for and increased availability and use of digital cameras. We may not be successful in developing new direct marketing techniques to generate new profitable film-based photofinishing customers. We will attempt to offset these factors by offering film based customers online photo services such as free scanning and archiving of all rolls processed by us for customers who provide an e-mail address. We are developing additional products and services designed to establish us as the choice for digital camera users for printing, archiving, sharing, viewing and managing personal digital images. We believe that this may contribute to digital photofinishing revenues and sales of other image-related services. However, a number of other companies are attempting to establish this position. Competitors in this area include Ofoto, a Kodak Company, and Shutterfly and other traditional providers of photofinishing services. We may not be successful against this competition. The digital print market has not been fully established. Even if we establish a strong position among consumers for digital services, we may not be able to generate significant revenues from this market.

We may be adversely affected by actions of competitors

      The market for consumer photofinishing and digital imaging services is highly competitive. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition in the consumer photofinishing and digital imaging services from other direct marketers, online companies, and competitors in other distribution channels, including much larger companies. Many of these companies provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher or online service providers. Many of these competitors also provide photofinishing services within hours. There are no significant proprietary or other barriers to entry into the traditional photofinishing or digital imaging industry. Many of our competitors offer similar photofinishing and digital imaging services and products at lower prices and with a more rapid turnaround time than we offer. Our ability to compete effectively depends on our ability to continue to differentiate our services by offering a number of value-added services and products. We will continue to emphasize professional quality, value, and convenience rather than try to be a low-price or rapid turnaround provider. Although we believe we are a leader in developing and marketing innovative photo-related services and products for traditional and digital camera users, competitors can and do provide similar services and products. There can be no assurance we will continue to compete effectively through development of innovative services and products or that we will respond appropriately to industry trends or to activities of competitors.

We may be adversely affected by the outcome of litigation

      We were defendants in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleged that a number of companies, including our OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting us and our subsidiaries from importing and selling imported recycled single-use cameras. In July 2001, the ITC commenced enforcement and advisory opinion proceedings against us and several other respondents, based on a new complaint filed by Fuji with the ITC in late June 2001. This complaint alleges that we are infringing certain claims of six of Fuji's patents on single use cameras, through the importation and sales of certain newly manufactured reloadable cameras. The complaint requests that the ITC determine that through these imports and sales we are violating the ITC's previous order. It also requests that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurs in an amount up to the maximum provided by the governing statute. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's reloadable camera infringes certain patents owned by Fuji Photo Film Co., Ltd for single-use cameras, and also recommended that the Commission assess a penalty of $1.6 million for such infringement. Since that time, the Commission has upheld the infringement determination and is currently determining what, if any, penalty to assess and we expect the Commission's decision regarding any penalty assessment in January 2003. Any action by the Commission is subject to further appeal to the Federal Circuit Court of Appeals. The Company believes it has strong arguments regarding the infringement determination and any penalty recommendation and intends to pursue such challenges to the extent it deems appropriate. As such, no accrual has been made at this time in the Company's fiscal 2002 financial statements for this matter. If the penalty amount is upheld, it would have a significantly harmful impact on our financial condition, results of operations and liquidity.

      In April 2002, a complaint was filed against us and over and 200 other defendants by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. claiming infringement on a patent issued in 1985 for a Color Reproduction System. The Complaint requests injunctive relief, damages adequate to compensate them for Defendants' infringement of the 4,500,919 patent, their costs and prejudgment interest on their damages and reasonable attorney fees.

      The suit is in its beginning stage and we intend to contest the suit vigorously as to the complaint's substantive allegations. Although we believe the claim to be without merit, it is not possible to predict an outcome at this time or the potential affect on our business or financial condition.

      In addition, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and quality of service) remain unresolved and may harm both the growth of Internet use and our financial results. Our PhotoWorks(R) service relies on the Internet to allow customers online access to their images. Internet, network, hardware or software failures or damage to information stored in our online archive can cause potential damage to our business. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has recently enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which aids the commission of criminal acts, a crime. The law of the Internet remains largely unsettled and it may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation may apply to the Internet.

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

We may not be able to retain existing customers or acquire new customers at a reasonable cost

      Future revenues and profitability depends in large part on our ability to retain our current customers and our ability to acquire new digital customers at a reasonable cost. Historically, we used, and we continue to use, direct-marketing programs offering low-priced or free introductory offers as our primary customer acquisition technique. Over the past few years, the cost for these programs has increased and we have seen a decline in customer response rates. Our current marketing focuses on customer reactivation and retention and opportunities to acquire new customers at a reasonable cost. Our customer acquisition and retention efforts may not be effective. If we do not find a way to successfully acquire new customers, retain our current customers, or market successfully against competitors, our business, financial condition and operating results could be harmed.

We may not be able to keep up with rapid technological change in the photofinishing industry

      The photography industry is currently characterized by rapidly evolving technology and changing services and products. The introduction of digital services and products which use new technologies could render existing services and products obsolete. Our future success will depend on our ability to adapt to new technologies and develop new or modify existing services, products and marketing techniques to satisfy changing consumer needs and attract new customers. The expanded use of digital cameras has had a negative impact on companies such as PhotoWorks which have primarily processed traditional film-based images and slides. The development of these or other new technologies, or failure by us to anticipate or successfully respond to such developments, could harm our business, financial condition and operating results.

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

A sale or liquidation of the Company may not generate sufficient proceeds for any distribution to the common shareholders

      The holders of the Series A Preferred Stock have a preference on the sale or liquidation of the Company in the amount of $15,000,000. In addition, the Company has $2,500,000 of long-term debt. If the Company were to be sold for an amount less than the aggregate long-term debt and liquidation preference on the Series A Preferred Stock, it is unlikely that any proceeds would be available for distribution to the common shareholders.

Any acquisitions we make could disrupt our business and harm our financial condition

      We may attempt to acquire other businesses that are compatible with our business, but we have no current understanding, agreement or arrangement to make any acquisitions. Future acquisitions could result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Since we will not be able to accurately predict these difficulties and expenditures, it is possible that these costs may outweigh the value we realize from a future acquisition. Future acquisitions could result in issuances of equity securities that would reduce our shareholders' ownership interest, the incurrence of debt, contingent liabilities or amortization of expenses related to goodwill or other intangible assets and the incurrence of large, immediate write-offs.

We could be required to collect taxes on the products we sell

      In accordance with current industry practice, we do not currently collect sales taxes or other taxes with respect to shipments of goods into states other than Washington. One or more states may seek to impose sales or tax collection or other obligations on out-of-jurisdiction companies which engage in electronic commerce as we do. In addition, states may aggressively attempt to establish that our Company has presence (nexus) in their state which could subject our mail order business to sales or other tax collection obligations. A successful assertion by one or more states that we should collect sales or other taxes on the sale of merchandise could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers and otherwise harm our business.

      Recent federal legislation limits the imposition of U.S. state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which placed a three-year moratorium on state and local taxes on Internet access, unless such tax was already imposed prior to October 1, 1998, and on discriminatory taxes on electronic commerce. In November 2001, Congress extended the Internet Tax Freedom Act for two years. There is a possibility that Congress may not renew this legislation in 2003. If Congress chooses not to renew this legislation, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by U.S. state and local governments would create administrative burdens for us and could reduce one competitive advantage that the purchase of goods over the Internet now possesses.

We experience fluctuations in quarterly results

      Our quarterly operating results will fluctuate for many reasons, including:

            - seasonality of consumer photographic activity,
            - the mix of products we sell,
            - promotional activities we conduct,
            - price increases by our suppliers,

            - our introduction of new products,
            - our research and development activities,
            - our competitors' actions,
            - fluctuations in the direct-to-consumer market,
            - changes in usage of digital services and online commerce,
            - changes in the photofinishing industry and,
            - general economic influences and conditions.

      Demand for our photo-related services and products is seasonal, with the highest volume of photofinishing activity generally occurring during the summer months. As a result, our operating results for any period do not necessarily indicate the results that can be expected for any future period. Our operating results in a future period may be below the expectations of public market analysts and investors which may cause the price of our common stock to decline.

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

We rely on key vendors, suppliers and foreign sourcing

      We obtain our conventional 35mm film from a few large manufacturers of photographic film, including Agfa Photo Imaging Systems, a division of Bayer, and Ferrania USA, and our photographic paper and chemicals from a single supplier, Eastman Kodak. In addition, we acquire photofinishing equipment to maintain and increase production capacity from various vendors. As there are relatively few suppliers of film, photographic paper and chemicals and photofinishing equipment, the elimination of any one supplier or failure of a supplier to deliver specified goods could cause a material disruption in our operations and could harm our business, financial condition and operating results.

      Our agreement with Eastman Kodak is subject to termination under certain circumstances. We have no other significant long-term purchase contracts or agreements to ensure continued supply, pricing or access to film, paper or chemicals. While we believe that alternate sources of film, paper, chemicals and equipment are available, it is possible that we will not be able to continue to meet our requirements for supplies and equipment, or purchase supplies and equipment in sufficient quantities or on terms as favorable to us as those currently available. Also, changing to an alternate supplier may cause delays, reduced quality or other problems. Our operations may be harmed by political instability causing disruption of trade with foreign countries in which our contractors and suppliers may be located. Existing or potential duties, tariffs or quotas may limit the quantity of certain types of goods that may be imported into the United States. Sales of our services and products on a direct-to-consumer mail-order basis largely depend on the U.S. Postal Service and other common carriers for receipt of orders and delivery of processed film or other products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or other common carriers or extended interruptions in postal deliveries could harm our business, financial condition and operating results.

Our production capabilities, statistical models, management information systems and technology may not be viable

      We depend on our management information systems and technology systems to process orders, provide rapid response to customer inquiries, manage inventory, and purchase, sell and ship products efficiently. We periodically replace and upgrade certain portions of our systems software and hardware. We take a number of precautions against certain events that could disrupt our management information systems, including events associated with continuing software and hardware upgrades. Any damages or failures to our computer equipment, technology systems and the information stored in our data center could harm our business, financial condition, and operating results.

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

      Our operations, including our transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time, and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime. The law of the Internet remains largely unsettled and it may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation may apply to the Internet. Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet or in the imposition of taxes or fees on transactions conducted over the Internet. This could result in significant potential liability to us as well as additional costs and technological challenges in complying with mandatory requirements.

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

      The Company had a lease agreement to September 2005 for 8,700 square feet of office space that was occupied by the Company's customer service department. In September 2001, the Company moved its customer service department back to its main headquarter location. In fiscal 2002 the Company negotiated an early termination of the lease with the landlord to exit the lease as of August 1, 2002, pursuant to which the Company paid a termination fee of $185,000.

      The Company has various leases for its retail store locations with lease terms generally ranging from one to three years.

ITEM 3 - LEGAL PROCEEDINGS

      Fuji Photo Film Co., Ltd - The Company is a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleged that a number of companies, including the Company's OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single-use cameras. The Company appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals and that Court issued a decision in November 2001, upholding the order against the Company. In July 2001, the ITC commenced enforcement and advisory opinion proceedings against the Company and several other respondents, based on a new complaint filed by Fuji with the ITC in late June 2001. This complaint alleges that the Company is infringing certain claims of six of Fuji's patents on single use cameras, through the importation and sales of certain newly manufactured reloadable cameras. The complaint requests that the ITC determine that through these imports and sales we are violating the ITC's previous order. It also requests that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurs in an amount up to the maximum provided by the governing statute. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's reloadable camera infringes three patents owned by Fuji Photo Film Co., Ltd for single-use cameras, and also recommended that the Commission assess a penalty of $1.6 million for such infringement. Since that time, the Commission has upheld the infringement determination and is currently determining what, if any, penalty to assess. The Company expects the Commission's decision regarding any penalty assessment in January 2003. Any action by the Commission is subject to further appeal to the Federal Circuit Court of Appeals. The Company believes it has strong arguments regarding the infringement determination and any penalty recommendation and intends to pursue such challenges to the extent it deems appropriate. As such, no accrual has been made at this time in the Company's fiscal 2002 financial statements for this matter. If the penalty amount is upheld, it would have a significantly harmful impact on the Company's financial condition, results of operations and liquidity.

      Washington Department of Revenue - The Company has an outstanding tax issue with the Washington State Department of Revenue related to use taxes owed as a result of advertising materials (including order forms) mailed to out-of-state customers. The Company is seeking resolution of the issues involved, primarily related to future periods, as this is an ongoing issue for the Company for tax reporting periods after January 1, 1998. That is, it is reasonable that a future routine audit by the Department of Revenue will result in a further use tax assessment unless the issue can be resolved in a manner favorable to the Company prior to such audit assessment. The Company believes its accrual of approximately $150,000 is adequate for possible assessments related to the outstanding issue.

      Massachusetts Institute of Technology - On April 25, 2002, a Complaint was filed against the Company and over 200 other defendants by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. claiming infringement on a patent issued in 1985 for a Color Reproduction System. The Complaint requests injunctive relief, damages adequate to compensate them for Defendants' infringement of the 4,500,919 patent, their costs and prejudgment interest on their damages and reasonable attorney fees.

      The suit is in an early stage and management of the Company intends to contest the suit vigorously as to the complaint's substantive allegations. Although the Company believes the claim to be without merit, it is not possible to predict an outcome at this time or the potential affect on its business or financial condition.

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

                                     PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

      The Company's common stock traded on the Nasdaq Stock Market until August 2001. The Nasdaq delisted the Company's stock after it failed to comply with required listing standards of the Nasdaq Stock Market. Since August 2001, the Company's common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "FOTO." The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported on Nasdaq and OTCBB.

                                                     High          Low
                                                     ----          ---
      Fiscal Year Ended September 28, 2002
         First Quarter..........................     $.20         $.05
         Second Quarter.........................      .54          .12
         Third Quarter..........................      .34          .18
         Fourth Quarter.........................      .21          .15

      Fiscal Year Ended September 29, 2001
         First Quarter..........................    $3.13         $.50
         Second Quarter.........................     1.84          .50
         Third Quarter..........................     1.13          .56
         Fourth Quarter.........................      .95          .09

      On December 6, 2002, the last sale price reported for the Company's common stock was $.17 per share and as of that date, the common stock was held by an estimated 5,100 shareholders with approximately 472 holders of record.

      The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank agreement from declaring any dividends on shares of its capital stock without the bank's prior consent. The Company currently intends to retain its earnings, if any, for developing its business.

ITEM 6 - SELECTED FINANCIAL DATA

      The selected financial data set forth below with respect to the Company's consolidated statements of operations for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 and the Company's consolidated balance sheets at September 28, 2002 and September 29, 2001 are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and their related footnotes. The selected statement of operations data for the years ended September 25, 1999 and September 26, 1998 and selected balance sheet data at September 30, 2000, September 25, 1999 and September 26, 1998 are derived from audited consolidated financial statements which are not included in this report.

                                PHOTOWORKS, INC.
                           SELECTED FINANCIAL DATA
               (in thousands, except per share and share data)

                                                                                     Fiscal Years
                                                  ----------------------------------------------------------------------------------
                                                      2002               2001            2000            1999               1998
====================================================================================================================================
Consolidated Statement of Operations Data:

Net revenues ..................................   $     42,093       $     56,690    $     82,061    $     89,613       $     96,716

Gross profit ..................................         10,474             12,496          21,858          32,645             41,389

Operating expenses ............................         12,351             24,584          57,323          48,940             31,202

Net income (loss) .............................          3,581(**)        (12,122)        (34,794)        (10,127)             7,575

Net income (loss) attributable to
    common shareholders .......................   $      3,581       $    (12,122)   $    (37,817)   $    (10,127)      $      7,575
                                                  ============       ============    ============    ============       ============

Diluted earnings (loss) per share .............   $        .21       $       (.73)   $      (2.12)   $       (.62)      $        .43
                                                  ============       ============    ============    ============       ============
Diluted earnings (loss) per share
    attributable to common shareholders .......   $        .21       $       (.73)   $      (2.31)   $       (.62)      $        .43
                                                  ============       ============    ============    ============       ============

Weighted average shares and
   equivalents outstanding - diluted ..........     17,043,000         16,563,000      16,389,000      16,299,000         17,474,000
                                                  ============       ============    ============    ============       ============

Consolidated Balance Sheet Data:

Capitalized customer acquisition
   expenditures ...............................   $          0       $          0    $          0    $          0(*)    $     16,800

Total assets ..................................         11,822             12,381          24,662          41,100(*)          55,116

Long-term obligations .........................          2,500              2,594           1,523             521                706

Shareholders' equity ..........................   $      4,638       $      1,045    $     13,004    $     32,321       $     43,701
                                                  ============       ============    ============    ============       ============

See notes to consolidated financial statements.

(*) During fiscal 1999, the Company fully amortized $16,800,000 of previously capitalized customer acquisition costs in addition to current period marketing costs.

(**) During fiscal 2002, the Company realized $5,673,000 of income tax benefits.

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

Controls and Procedures

      Within the 90-day period prior to filing this report, as part of our annual audit, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

      We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Overview

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading online, direct mail and retail photo services company dedicated to providing its customers with innovative ways to create and tell the stories of their lives through photos.* In February 2000, the company name was changed from Seattle FilmWorks to PhotoWorks to reflect the Company's corporate mission to be the leading mail-delivered digital photo printing service. The Company offers an array of complementary services and products primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

      To promote its service and products, the Company relies primarily on direct marketing and online email programs. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand.* The Company strives to increase both average order size and order frequency by informing its existing customer base of its integrated array of services and products.* The Company also believes that the online archive provides an opportunity to monetize its customer's "personal equity" through photo output, in the form of prints, reprints, and gifts for traditional and digital camera users.* The Company's commitment to expanding its digital service and product offerings, is intended to support this strategy.* The Company uses email and other direct-marketing media to effectively communicate with both its existing and inactive customers.

      Net income for fiscal 2002 was $3,581,000, compared to a net loss for fiscal 2001 of $12,122,000 and net loss of $34,794,000 for fiscal 2000. Net income for fiscal 2002 was primarily due to income tax benefits of $5,673,000 as a result of the "Job Creation and Worker Assistance Act enacted by Congress in March 2002. The bill provided for an economic stimulus package of temporary business tax incentives. The Company benefited from a business tax incentive contained in the bill, which allows a business to extend the net operating loss carry-back period to five years (previously two years) for net operating losses arising in taxable years ending in 2001 and 2002 (See Note F of Notes to Consolidated Financial Statements). In fiscal 2002, the Company had lower net revenues as compared to fiscal 2001, which were partially offset by lower operating expenses. The net loss for fiscal 2001 as compared to the net loss for fiscal 2000 was lower primarily due to a substantial decrease in operating expenses, primarily marketing expenses. Operating results will fluctuate in the future due to a number of factors including lower sales, the level and nature of marketing activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, economic conditions, and conditions in the online and direct-to-consumer market and the digital imaging and photofinishing industry in general.*

      Cost of goods and services consist of labor, postage, supplies and fixed operating costs related to the Company's services and products. Marketing expenses include costs associated with customer acquisition and retention, building brand awareness, and testing of new marketing programs. Research and development expenses consist primarily of costs incurred in developing computerized online image management concepts, developing online photo archiving and photo sharing services, other digital related services, and creating equipment necessary to provide customers with new computer-related photographic services and products. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations, and general corporate activities.

      Demand for the Company's services and products is generally seasonal. However, seasonality of demand may be offset by changes in the effectiveness of marketing programs, the introduction of new services and products, actions by competitors, production difficulties and other factors. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix, and the Company's practice of relatively higher marketing program expenditures prior to the summer months.

Critical Accounting Policies

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue, and expenses. Management's estimates and judgments are based upon the Company's historical experience, knowledge of economic and market factors, and various other factors that are believed to be relevant given the circumstances. Significant policies, methodologies, estimates, and the factors used therein, are reviewed on at least a quarterly basis with the Company's Audit Committee. Actual results may differ from these estimates.

      The following is a discussion of the estimates included in the Company's financial statements that encompass matters of uncertainty, whereby different estimates could have reasonably been made or changes in such estimates could have a material impact on the financial statements of the Company.

      Allowance for Doubtful Accounts

      The allowance for doubtful accounts is based on the Company's historical loss percentage for bad debts as a percentage of sales with consideration given to the aging of the receivables. Additionally, we review customers with large past due balances on at least a monthly basis. Based on our assessment of the financial condition of such customers, their past payment history, and other circumstances, we record a specific allowance for those accounts that we determine may be uncollectible. We are unable to predict changes in the financial condition of our customers or general economic conditions. If circumstances related to either of these change, our estimate of an appropriate allowance for doubtful accounts could be materially affected and we may be required to record additional allowances.

      Reserve for Obsolete Inventory

      Management regularly assesses the valuation of the Company's inventory and writes down those inventories which are obsolete or in excess of forecasted usage to their estimated realizable value. A reserve for obsolesence is recorded against inventory for any film or paper inventories that are nearing their expiration dates. Additional reserves are recorded for slow-moving or discontinued stock to the extent it is estimated the materials may go unused based on historical inventory turnover, planned changes in marketing promotions or other anticipated changes in product mix over the next year, seasonality, or other factors. Estimates of future usage are based on estimates of future sales and product mix. If actual sales or product mix differs from management's estimates, the Company may need to record additional reserves for obsolete inventory.

      Deferred Revenues

      The Company defers revenues related primarily to a Frequent Customer Program, which the Company began testing during the second quarter of fiscal 2002. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer receives free processing on their next roll of film. For each roll of film for which the processing is paid under this program, the Company defers a portion of the revenue received and recognizes the revenue upon processing of the free roll, so that revenue from customers in this program is recognized ratably over all film rolls processed. Although management believes it is unlikely that all customers in this program will process the requisite number of rolls that entitle them to the free processing, because this program is new, management does not believe it has adequate historical data on which to estimate a percentage of customers that will not achieve this benefit and has, accordingly, deferred the maximum amount of revenue. As more information is obtained, management may be able to determine this percentage within a reasonable range and reduce its deferral of revenues under this program accordingly. Such a reduction may have a material impact on the reported deferred revenues of the Company.

      Deferred Tax Assets

      The Company has deferred tax assets totaling $12,719,000, comprised primarily of net operating loss carryforwards. Due to its recent history of operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, management has recorded a valuation allowance against its net deferred tax assets.

      Contingencies

      The Company is subject to various legal proceedings and claims (see Item 3
- Legal Proceedings), the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a contingency should be recorded if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss may have been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

      The Company is a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's reloadable camera infringes three patents owned by Fuji Photo Film Co., Ltd for single-use cameras, and also recommended that the Commission assess a penalty of $1.6 million for such infringement. Since that time, the Commission has upheld the infringement determination and is currently determining what, if any, penalty to assess. The Company expects the Commission's decision regarding any penalty assessment in January 2003. Management believes it has strong arguments regarding the infringement determination, and any penalty recommendation, and intends to pursue such challenges to the extent it deems appropriate. As such, no accrual has been made in the Company's fiscal 2002 financial statements for this matter. If the Company is assessed a significant penalty by the International Trade Commission, it could materially impact the Company's financial position or its results of operations.

Results of Operations

      The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                  Fiscal Years Ended
                                      ------------------------------------------
                                      September 28,  September 29,  September 30
                                          2002           2001           2000
================================================================================
Net revenues                             100.0%         100.0%         100.0%
Cost of goods and services                75.1           77.9           73.4
                                        ------         ------         ------
GROSS PROFIT                              24.9           22.1           26.6

Operating expenses:
   Marketing                              10.9           19.5           57.7
   Research and development                4.5            7.0            3.5
   General and administrative             14.0           13.4            8.6
Lawsuit settlement                          --            1.9             --
   Accrued lease obligations                --            1.6             --
                                        ------         ------         ------
     Total operating expenses             29.4           43.4           69.8
                                        ------         ------         ------

LOSS FROM OPERATIONS                      (4.5)         (21.3)         (43.2)

Total other income (expense)               (.5)           (.1)           1.3
                                        ------         ------         ------

NET LOSS BEFORE INCOME TAXES              (5.0)         (21.4)         (41.9)
Benefit (provision) for income taxes      13.5             --            (.5)
                                        ------         ------         ------

NET INCOME (LOSS)                          8.5%         (21.4)%        (42.4)%
                                        ======         ======         ======

      Net revenues decreased 25.7% to $42,093,000 in fiscal 2002 compared to $56,690,000 in fiscal 2001. Net revenues decreased 30.9% to $56,690,000 in fiscal 2001 from $82,061,000 in fiscal 2000. The decreases in net revenues for fiscal years 2002 and 2001 were primarily due to declines in film-based processing volumes which management attributes to increased competition, primarily mass merchants, and declines in the effectiveness of its customer acquisition programs. During fiscal 2002, net revenues from digital-based processing increased to approximately 3% of total net revenues compared to approximately 1.5% in fiscal year 2001. The Company's marketing expenditures in fiscal 2002 and 2001 declined significantly as compared to fiscal 2000, which contributed to the decline in processing volumes. In addition, the photofinishing industry is experiencing lower sales, which the Company believes may be due to general economic conditions and changes in the photofinishing industry in general. Net revenues are expected to decline further in fiscal year 2003.* Net revenues from ancillary businesses declined approximately $600,000 in fiscal 2002 as compared to fiscal 2001. In fiscal 2001, net revenues from ancillary businesses declined approximately $2,300,000 as compared to fiscal 2000. The decline in fiscal 2002 was primarily due to lower sales of the Company's reloadable camera. During fiscal 2002, the Company exited this business due to issues related to its camera design (see Note K - Contingencies in Notes to Consolidated

Financial Statements). The decline in net revenues from ancillary businesses in fiscal 2001 was primarily due to declines in sales of wholesale film, which the Company phased out in September 2000.

      Gross profit as a percentage of net revenues for fiscal 2002 increased to 24.9%, compared to 22.1% for fiscal 2001 and 26.6% for fiscal 2000. The increase in gross profit in fiscal 2002 was primarily due to an overall increase in net revenue per roll combined with expense reductions in overhead areas. The decrease in gross profit in fiscal 2001 was primarily due to lower net revenues per roll in the first half of fiscal 2001 and lower processing volumes. Gross profit fluctuates due to the seasonal nature of revenues and revenues per roll, combined with fixed operating costs associated with equipment, facilities and fixed overhead costs related to the Company's products and services.*

      Total operating expenses as a percentage of net revenues for fiscal 2002 were 29.4% compared to 43.4% for fiscal 2001 and 69.8% for fiscal 2000. The decrease in operating costs as a percentage of net revenues for fiscal 2002, was primarily due to a significant reduction in marketing expenses and lower costs for research and development. In addition, fiscal 2001 operating expenses included $1,094,000 for costs related to the settlement of a class action lawsuit and $908,000 for estimated costs related to unused facility costs and store closure reserve. The decrease in operating expenses as a percentage of net revenues in fiscal 2001 as compared to fiscal 2000 was primarily due to substantial decreases in marketing expenses, partially offset by increased costs for research and development, general and administrative costs and other accrued costs. Future periods may reflect increased or decreased operating expenses due to the timing and magnitude of marketing activities as well as expenditures related to develop its digital services and products.*

      Marketing expenses in fiscal 2002 decreased as a percentage of net revenues to 10.9% compared to 19.5% in fiscal 2001. Marketing expenses in fiscal 2001 decreased as a percentage of net revenues to 19.5% compared to 57.7% in fiscal 2000. The notable decreases in marketing expenses in fiscal 2002 and fiscal 2001 were primarily due to a shift in the Company's marketing strategy to target the Company's customer base through retention and reactivation marketing programs. The Company is currently testing and evaluating marketing programs that focus on a more immediate return on investment. In fiscal 2000, marketing expenditures were heavily focused on customer acquisition and establishing its leadership position in the online photo space. In addition, the Company incurred marketing costs related to the rebranding and renaming the company from Seattle FilmWorks to PhotoWorks. The increased marketing expenses in fiscal 2000 included a national brand advertising campaign to promote brand awareness combined with a major direct mail and Internet campaign to acquire new customers interested in its online and digital services and products. The Company does not anticipate an increase in the level of marketing expenditures in fiscal 2003.*

      Research and development expenses in fiscal 2002 were $1,891,000 compared to $3,966,000 in fiscal 2001. Research and development expenses in fiscal 2001 were $3,966,000 compared to $2,924,000 for fiscal 2000. The decrease in research and development expenditures in fiscal 2002 was primarily due to reductions in staff and related overhead costs. The increase in research and development expenses in fiscal 2001 compared to fiscal 2000 was primarily due to increased investment in the Company's online and digital services and products. The Company does not anticipate substantial increases in the level of research and development expenditures in fiscal 2003.*

      General and administrative expenses decreased to $5,893,000 compared to $7,583,000 in fiscal 2001. General and administrative expenses increased to $7,583,000 in fiscal 2001 compared to $7,061,000 in fiscal 2000. General and administrative costs decreased in fiscal 2002 primarily due to reductions in staff and related overhead costs, which was partially offset by increased legal fees. General and administrative costs increased in fiscal 2001 primarily as a result of increases in information technology systems to support the Company's expanding computer based and Internet related operations in addition to increased costs associated with wages, recruiting, legal fees, and shareholder relations. General and administrative expenses will include ongoing legal expenses.*

      Other operating expenses for fiscal 2001 included costs related to the settlement of a class action lawsuit (see Note K - Contingencies). In addition, fiscal 2001 operating expenses included $908,000 for estimated costs related to unused facility costs and a store closure reserve. During the fourth quarter of fiscal 2001, the Company consolidated its facilities. The $908,000 includes a write-off of leasehold improvements related to the unused facilities, estimated lease obligations and a reserve for estimated costs related to planned closure of certain retail locations.

      Other expense in fiscal 2002 was $215,000 compared to $34,000 in fiscal 2001. Other expense in fiscal 2001 was $34,000, compared to other income of $1,099,000 in fiscal 2000. Other expense for fiscal 2002 consists primarily of interest expense. Other expense for fiscal 2001 consists primarily of interest expense and losses on disposals of assets, partially offset by a negotiated vendor discount from a fiscal 2000 expenditure. Other income in fiscal 2000 included higher interest income from higher cash and short-term investment balances following the sale of Series A Preferred Stock in February 2000.

      On March 8, 2002, Congress enacted the "Job Creation and Worker Assistance Act". The Company benefited from a business tax incentive contained in the bill, which allows a business to extend the net operating loss carryback period to five years (from two years) for net operating losses arising in taxable years ending in 2001 and 2002. As a result, the Company recorded tax benefits of $5,673,000 related to net operating loss carrybacks for fiscal years 2001 and 2002. In July 2002, the Company received a tax refund in the amount of $3,865,000 for its 2001 tax loss and expects to receive a tax refund of approximately $1,808,000 for its 2002 tax loss in early 2003.

      Net income in fiscal 2002 was $3,581,000 compared to a net loss in fiscal 2001 of $12,122,000. Net income in fiscal 2002 was primarily due to the income tax benefits discussed above. In addition, net income for fiscal 2002 was impacted by the reductions in operating costs partially offset by a decline in net revenues. The net loss in fiscal 2001 decreased to $12,122,000 compared to a net loss of $34,794,000 in fiscal 2000. The fiscal 2001 decrease in the net loss as compared to fiscal 2000 was primarily due to decreased operating expenses, primarily marketing expenses, which offset the decrease in revenues and gross profit.

Liquidity and Capital Resources

      Net cash generated from operating activities in fiscal 2002 was $1,445,000 compared to net cash used in operating activities in fiscal 2001 of $4,596,000 and $25,107,000 in fiscal 2000. In fiscal 2002, the Company generated cash from operations due to a decrease in operating costs as compared to fiscal 2001, combined with the tax benefits discussed above. In fiscal 2001, the Company incurred a net loss of $12,122,000 that was partially offset by non-cash charges related to depreciation and various other operating expense accruals.

      Net cash used in investing activities was $583,000 in fiscal 2002 compared to net cash generated from investing activities of $842,000 in fiscal 2001 and net cash used of $3,574,000 in fiscal 2000. In fiscal 2002, the Company purchased additional equipment to support its digital strategy. The increase in net cash generated from investing activities for fiscal 2001 was primarily due to sales of available-for-sale securities and decreased purchases of furniture, fixtures and equipment compared to fiscal year 2000.

      Net cash used in financing activities was $2,548,000 compared to net cash from financing activities of $4,620,000 in fiscal 2001 and $15,253,000 in fiscal 2000. In fiscal 2002, the Company paid off its bank loan of $2,350,000. In fiscal 2001, net cash from financing activities included proceeds from a bank loan and issuance of Subordinated Convertible Debentures. Net cash from financing activities in fiscal 2000 was primarily due to the sales of Series A Preferred shares in February 2000.

      The ratio of current assets to current liabilities for the Company was
1.81 to 1 at the end of fiscal 2002 compared to .67 to 1 at the end of fiscal 2001. The increase is primarily due to an increase in income tax receivable and prepaid expenses, partially offset by decreases in inventory, accounts payable, and bank loan payable.

      Net capital expenditures during fiscal 2002 totaled $668,000 compared to $187,000 in fiscal 2001. The expenditures related primarily to the purchase of additional digital processing equipment. Net capital expenditures during fiscal 2000 totaled $7,234,000 principally for photofinishing equipment, data storage equipment and computer network equipment to support the Company's digital and online archive and image management services. The Company has plans for capital expenditures as needed, although at this time it has no binding commitments.*

     As of December 13, 2002, the Company's principal sources of liquidity included approximately $2,167,000 in cash and cash equivalents. In addition, in September 2002 the Company made certain prepaid expenditures of approximately $3,500,000, primarily for prepayment of postage amounts, which will be utilized in fiscal 2003.* The Company currently anticipates that existing cash and cash equivalents, the $1,808,000 tax refund and projected future cash flows from operations will be sufficient to fund its operations, including any capital expenditures, and to service its indebtedness through at least September 30, 2003.* However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company may be required to seek external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future. See Item 1 of Part I-"Risk Factors."

Inflation

      The results of the Company's operations have not been significantly affected by inflation during any of the last three fiscal years.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not material.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See pages 26 through 42.

                Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
PhotoWorks, Inc.

      We have audited the accompanying consolidated balance sheets of PhotoWorks, Inc. (the Company) as of September 28, 2002 and September 29, 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhotoWorks, Inc. at September 28, 2002 and September 29, 2001, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ ERNST & YOUNG LLP

Seattle, Washington
November 8, 2002,
Except for Note F, as to which the date is December 20, 2002

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                                                                  September 28,    September 29,
                                                                                      2002              2001
                                                                                    --------          --------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                       $  1,175          $  2,861
    Accounts receivable, net of allowance for doubtful accounts
       of $28 and $45 in 2002 and 2001, respectively                                     548               406
    Income taxes receivable                                                            1,808                --
    Inventories                                                                          934             2,203
    Prepaid expenses                                                                   4,011               382
                                                                                    --------          --------
       TOTAL CURRENT ASSETS                                                            8,476             5,852

Furniture, fixtures, and equipment,
    at cost, less accumulated depreciation (Note D)                                    3,346             6,529
                                                                                    --------          --------

TOTAL ASSETS                                                                        $ 11,822          $ 12,381
                                                                                    ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank note payable                                                               $     --          $  2,350
    Note payable - other                                                                  --                38
    Accounts payable                                                                   2,024             2,872
    Accrued compensation                                                               1,392             1,141
    Accrued taxes                                                                        150               325
    Accrued lawsuit settlement (Note K)                                                   --               705
    Other accrued expenses                                                               495             1,014
    Current portion of capital lease obligation                                           94               198
    Deferred revenues                                                                    529                99
                                                                                    --------          --------
      TOTAL CURRENT LIABILITIES                                                        4,684             8,742

Subordinated convertible debentures (Note E)                                           2,500             2,500
Capital lease obligations, net of current portion (Note C)                                --                94
                                                                                    --------          --------

TOTAL LIABILITIES                                                                      7,184            11,336

SHAREHOLDERS' EQUITY (Notes G and I)
    Preferred Stock, $.01 par value; authorized 2,000,000 shares;
      15,000 shares Series A Convertible Preferred Stock authorized, issued and outstanding in 2002 and 2001
      36,830 shares Series B Convertible Preferred Stock authorized,
      none issued or outstanding in 2002 and 2001                                         --                --
    Common Stock, $.01 par value, authorized 101,250,000 shares, issued and
      outstanding 16,655,285 and 16,655,971 in 2002 and 2001, respectively               167               167
    Additional paid-in capital                                                        15,802            15,790
    Retained deficit                                                                 (11,331)          (14,912)
                                                                                    --------          --------
      TOTAL SHAREHOLDERS' EQUITY                                                       4,638             1,045
                                                                                    --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 11,822          $ 12,381
                                                                                    ========          ========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share and share data)

                                                                 Fiscal Years Ended
                                                -----------------------------------------------------
                                                September 28,       September 29,       September 30,
                                                    2002                2001                2000
=====================================================================================================
Net revenues                                    $     42,093        $     56,690        $     82,061
Cost of goods and services                            31,619              44,194              60,203
                                                ------------        ------------        ------------

GROSS PROFIT                                          10,474              12,496              21,858

Operating expenses:
   Marketing                                           4,567              11,033              47,338
   Research and development                            1,891               3,966               2,924
   General and administrative                          5,893               7,583               7,061
   Lawsuit settlement (Note K)                            --               1,094                  --
   Accrued lease obligations (Note C)                     --                 908                  --
                                                ------------        ------------        ------------
Total operating expenses                              12,351              24,584              57,323
                                                ------------        ------------        ------------

LOSS FROM OPERATIONS                                  (1,877)            (12,088)            (35,465)

Other income (expense):
   Interest income                                        43                  89               1,177
   Interest expense                                     (286)               (539)                (68)
   Other income (expense), net                            28                 416                 (10)
                                                ------------        ------------        ------------
     Total other income (expense)                       (215)                (34)              1,099
                                                ------------        ------------        ------------

LOSS BEFORE INCOME TAXES                              (2,092)            (12,122)            (34,366)

Benefit (provision) for income taxes (Note F)          5,673                  --                (428)
                                                ------------        ------------        ------------

NET INCOME (LOSS)                                      3,581             (12,122)            (34,794)

Preferred stock accretion (Note G & H)                    --                  --              (3,023)
                                                ------------        ------------        ------------

NET INCOME (LOSS) ATTRIBUTABLE
   TO COMMON SHAREHOLDERS                       $      3,581        $    (12,122)       $    (37,817)
                                                ============        ============        ============

Diluted earnings (loss) per share               $        .21        $       (.73)       $      (2.12)
                                                ============        ============        ============
Basic earnings (loss) per share                 $        .22        $       (.73)       $      (2.12)
                                                ============        ============        ============

Diluted earnings (loss) per common share        $        .21        $       (.73)       $      (2.31)
                                                ============        ============        ============
Basic earnings (loss) per common share          $        .22        $       (.73)       $      (2.31)
                                                ============        ============        ============

Weighted average shares - diluted                 17,043,000          16,563,000          16,389,000
                                                ============        ============        ============
Weighted average shares - basic                   16,655,000          16,563,000          16,389,000
                                                ============        ============        ============

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                                   Preferred Stock          Common Stock
                                                   ---------------          ------------                    Retained
                                                   Shares      Par        Shares        Par     Paid-In     Earnings
                                                 Outstanding  Value     Outstanding    Value    Capital     (Deficit)       Total
====================================================================================================================================
BALANCE AS OF SEPTEMBER 25, 1999                        --    $ --      16,303,460      $163     $   154     $ 32,004      $ 32,321

   Issuance of preferred stock                      15,000      --              --        --      14,936           --        14,936
   Stock options exercised                              --      --         122,262         1         318           --           319
   Employee stock purchase plan                         --      --          79,937         1         221           --           222
   Net loss                                             --      --              --        --          --      (34,794)      (34,794)
                                                    ------    ----      ----------      ----     -------     --------      --------

BALANCE AS OF SEPTEMBER 30, 2000                    15,000      --      16,505,659       165      15,629       (2,790)       13,004

   Warrants issued                                      --      --              --        --          83           --            83
   Purchase of Storycatcher.com                         --      --          86,500         1          59           --            60
   Employee stock purchase plan                         --      --          63,812         1          19           --            20
   Net loss                                             --      --              --        --          --      (12,122)      (12,122)
                                                    ------    ----      ----------      ----     -------     --------      --------

BALANCE AS OF SEPTEMBER 29, 2001                    15,000      --      16,655,971       167      15,790      (14,912)        1,045

   Warrants issued                                      --      --              --        --          12           --            12
   Employee stock purchase plan                         --      --            (686)       --          --           --            --
   Net income                                           --                      --        --          --        3,581         3,581
                                                    ------    ----      ----------      ----     -------     --------      --------

BALANCE AS OF SEPTEMBER 28, 2002                    15,000    $ --      16,655,285      $167     $15,802     $(11,331)     $  4,638
                                                    ======    ====      ==========      ====     =======     ========      ========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                 Fiscal Years Ended
                                                                  ------------------------------------------------
                                                                  September 28,     September 29,    September 30,
                                                                      2002              2001             2000
==================================================================================================================
OPERATING ACTIVITIES:
Net income (loss)                                                    $ 3,581          $(12,122)       $(34,794)
 Charges to income not affecting cash:
    Depreciation                                                       3,711             5,361           5,042
    Deferred revenues                                                    430                 5             (83)
    Loss on disposal of furniture, fixtures, and equipment                55               277             116
    Accrued lease obligations                                             --               908              --
    Lawsuit settlement                                                    --               705              --
    Deferred income taxes                                                 --                --           1,334
 Net change in receivables, inventories, payables and other           (4,524)             (700)          3,278
 Income taxes receivable                                              (1,808)              970              --
                                                                     -------          --------        --------
NET CASH FROM (USED IN) OPERATING ACTIVITIES                           1,445            (4,596)        (25,107)

INVESTING ACTIVITIES:
 Purchase of furniture, fixtures, and equipment                         (668)             (187)         (7,234)
 Proceeds from sales of furniture, fixtures, and equipment                85                 7             169
 Purchases of securities available-for-sale                               --                --         (13,740)
 Sales of securities available-for-sale                                   --             1,022          17,231
                                                                     -------          --------        --------
NET CASH FROM (USED IN) INVESTING ACTIVITIES                            (583)              842          (3,574)

FINANCING ACTIVITIES:
 Repayment of bank note payable                                       (2,350)               --              --
 Payment on capital lease obligations                                   (198)             (250)           (224)
 Proceeds from issuance of Common Stock                                   --                20             541
 Proceeds from bank note payable                                          --             2,350              --
 Proceeds from Subordinated Convertible Debentures                        --             2,500              --
 Proceeds from issuance of preferred stock                                --                --          14,936
                                                                     -------          --------        --------
NET CASH FROM (USED) IN FINANCING ACTIVITIES                          (2,548)            4,620          15,253
                                                                     -------          --------        --------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                     (1,686)              866         (13,428)

Cash and cash equivalents at beginning of year                         2,861             1,995          15,423
                                                                     -------          --------        --------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                                      $ 1,175          $  2,861        $  1,995
                                                                     =======          ========        ========
Supplemental cash flow information:
 Cash paid for interest                                              $   261          $    356        $     43
 Cash received from income tax refund                                $ 3,865          $     --        $     --

Supplemental non-cash financing and investing activity:
  Stock warrants issued for bank financing                           $    12          $     83        $     --
  Purchase of StoryCatcher.com                                       $    --          $     98        $     --
  Capital lease obligation incurred                                  $    --          $     --        $     59
  Conversion of accounts payable to notes payable                    $    --          $     --        $  2,052

   See notes to consolidated financial statements

                                PHOTOWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a leading photo services company, dedicated to providing its customers with innovative ways to enjoy and use their photos, primarily through online and mail-order channels. The Company, formerly Seattle FilmWorks, Inc., changed its corporate name to PhotoWorks, Inc. on February 1, 2000. The PhotoWorks service provides film and image processing and online image storage and management services to both traditional and digital camera users, primarily in the United States, providing customers the easiest way to store and organize photos online, share them with friends and family, and order reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include PhotoWorks, Inc. and its subsidiaries, all of which are wholly-owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

SEGMENT REPORTING: The Company currently operates in one business segment.

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

ACCOUNTS RECEIVABLE: Accounts receivable primarily includes amounts due from wholesale customers from the sale of single-use cameras. An allowance for doubtful accounts is established based on the Company's historical loss percentage for bad debts as a percentage of sales with consideration given the aging of the receivables.

INVENTORIES: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film, and photofinishing supplies. An inventory reserve is established based on the valuation of the Company's inventory, and those inventories which are obsolete or in excess of forecasted usage or estimated net realizable value.

DEPRECIATION: Furniture, fixtures, and equipment are depreciated using the straight-line method based on the estimated useful asset lives, ranging from two to five years. Expenditures for major remodeling and improvements of leasehold properties are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset.

INCOME TAXES: The benefit or provision for federal income taxes is generally computed based on pretax income. However, the benefit or provision may differ from income taxes currently payable or receivable, because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. As more fully described in Note F, net operating losses for both book and tax purposes exceed amounts available for operating loss carryback. Due to the uncertainty of the recoverability of most of these deferred assets, a valuation allowance has been recorded. Amounts available for operating loss carryback are recorded as income taxes receivable.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and applies Accounting Principles Board Opinion No 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. Pro forma disclosure of diluted earnings per share under SFAS 123 is provided in Note I to the consolidated financial statements.

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company's products and services will not be returned but customers can request a refund if not satisfied. During fiscal year 2002 refunds were less than 1% of net revenues. An allowance is recorded for expected future returns.

DEFERRED REVENUES: The Company defers revenue related primarily to a Frequent Customer Program, which the Company began testing during the second quarter of fiscal 2002. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer receives free processing on their next roll of film. For each roll of film for which the processing is paid under this program, the Company defers a portion of the revenue received and recognizes this upon processing of the free roll, so that revenue from customers in this program is recognized ratably over all film rolls processed.

EARNINGS (LOSS) PER SHARE: - The Company calculates earnings per share based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the period. Net loss per share is based on the weighted average number of common shares outstanding during the period. See Notes H and I.

SHIPPING AND HANDLING COSTS: These costs are included in the cost of goods and services.

ADVERTISING COSTS: Advertising costs are recorded as expenses when incurred. Direct mail promotional costs of printed promotional materials are recorded as expenses during the period in which they are mailed or otherwise disseminated to customers.

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

NOTE B -- LIQUIDITY

The Company has experienced significant revenue declines and has incurred operating losses in recent years. Cash flows from operations were positive in fiscal 2002, unlike the previous three fiscal years, but were impacted significantly by a $3,865,000 tax refund for the carryback of a taxable loss. With the additional carryback of $1,808,000 for fiscal 2002, the Company has fully utilized its carryback potential.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B -- LIQUIDITY (Continued)

Working capital at September 28, 2002 was $3,792,000 compared to a deficiency of $2,890,000 at September 29, 2001. While the Company has yet to return to profitability, management believes that its current cash balances and its projected cash flows from operations will be sufficient to fund operations for at least the next 12 months.

NOTE C -- PROPERTY AND LEASES

The Company has operating leases related to its main operating facilities, totaling approximately 100,000 square feet. These leases expire in September 2005, with five-year options to extend through September 2010. Rental payments under these leases total approximately $840,000 for each of the next three years. The Company also has various operating leases for its retail stores, with lease terms generally ranging from one to three years.

The Company leases the majority of the equipment needed to archive and retrieve customers' digital images under three-year operating leases. These leases commenced on the in-service date of the particular equipment and generally expire during fiscal 2005. Total payments under these equipment leases are approximately $394,000 annually.

At September 28, 2002, future minimum payments under capital leases and non-cancelable operating leases are as follows:

                                                 Capital            Operating
                                                  Lease              Leases
================================================================================
                                                       (in thousands)
Fiscal 2003                                        $96               $1,410
Fiscal 2004                                         --                1,335
Fiscal 2005                                         --                1,042
Fiscal 2006                                         --                   16
                                                   ---               ------
                                                    96               $3,803
                                                                     ======
Amounts representing interest                       (2)
                                                   ---
Present value of net minimum lease payments        $94
                                                   ===

Rental expense relating to facilities operating leases for fiscal years 2002, 2001, and 2000, was $1,303,000, $1,910,000, and $1,580,000, respectively. Rental expense relating to equipment operating leases for fiscal years 2002, 2001, and 2000 was $778,000, $1,132,000, and $614,000, respectively. Interest expense relating to the capital lease was $13,000, $28,000, and $43,000 for fiscal years 2002, 2001 and 2000, respectively.

During the fourth quarter of fiscal 2001, the Company consolidated its operations and moved out of two buildings under lease. Leasehold improvements for these buildings, with a net book value of $403,000 were written down and remaining lease obligations, net of estimated future sublease revenue, were accrued, totaling $275,000. Also, the Company accrued $230,000 in fiscal 2001 for estimated costs related to planned retail store closures. These costs were paid during fiscal 2002.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D -- FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment, at cost, consist of the following:

                                                   September 28,   September 29,
                                                       2002            2001
================================================================================
                                                          (in thousands)

Furniture, fixtures, and equipment                   $ 21,347        $ 23,480
Equipment under capital lease                           1,028           1,028
Leasehold improvements                                  4,313           4,656
                                                     --------        --------
                                                       26,688          29,164
Less accumulated depreciation and amortization        (23,342)        (22,635)
                                                     --------        --------

                                                     $  3,346        $  6,529
                                                     ========        ========

NOTE E -- CONVERTIBLE DEBENTURES

In April 2001, the Company issued $2,500,000 of convertible debentures carrying a 7% interest rate and convertible, at the discretion of the holders, into Series B Preferred Stock at a conversion price of $75.00 per share, one year after closing. Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time into 100 shares of Common Stock (Series B conversion to common stock results in $.75 per common share). If not previously converted, the debentures are required to be repaid five years from closing. In July 2002, the Company filed a registration statement with the SEC for common shares attributable to Series A and Series B preferred shares.

NOTE F -- INCOME TAXES

Principal items comprising cumulative deferred income taxes are as follows:

                                                         2002            2001
================================================================================
                                                             (in thousands)
Deferred tax assets:
   Net operating loss carryforward                     $ 10,622        $ 15,089
   Depreciation and amortization                          1,155           1,204
   Tax credit carryforwards                                 482             332
   Accrued expenses                                         213           1,091
   Other                                                    247              84
   Non-compete agreement                                     --             251
                                                       --------        --------
Total deferred tax assets                                12,719          18,051
                                                       --------        --------

Deferred tax liabilities:
   Prepaid expenses                                      (1,339)            (64)
   Other liabilities                                         (4)             (8)
                                                       --------        --------
Total deferred tax liabilities                           (1,343)            (72)
                                                       --------        --------

Valuation Allowance                                     (11,376)        (17,979)
                                                       --------        --------

Net deferred tax liability                             $      0        $      0
                                                       ========        ========

                               PHOTOWORKS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F -- INCOME TAXES (Continued)

Due to the uncertainty of the recoverability of net deferred tax assets, a valuation allowance has been recorded. The Company's net operating loss carryforwards are subject to limitation under Internal Revenu Code (IRC) Section
382. On Decmeber 20, 2002, the Company completed a final study and analysis of IRC Section 382 and its impact on limitations of the Company's net operating loss carryforwards. As a result, the Company reduced the valuation allowance on net deferred tax assets to $11,376,000.

In March 2002, Congress enacted changes in the tax law that allowed the Company to carryback additional tax losses that resulted in a tax refund of $3,865,000. Also as a result of this legislation, the Company is able to carryback up to $1,808,000 of tax losses from the current year, which is recorded as income taxes receivable.

The benefit (provision) for income taxes is as follows (in thousands):

                                                   2002      2001         2000
================================================================================
Benefit (provision) for income taxes:
      Current                                     $5,673     $   0      $   906
      Deferred                                        --         0       (1,334)
                                                  ------     -----      -------
                                                  $5,673     $   0      $  (428)
                                                  ======     =====      =======

A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:

                                                   2002      2001         2000
===============================================================================
Statutory tax rate                                 34.0%     34.0%        35.0%
Research and development tax credits                3.1        .7           .4
Other, net                                          (.1)       .2           .3
Valuation allowance                               234.2     (34.9)       (36.9)
                                                 ------     -----      -------
                                                  271.2%      0.0%        (1.2%)
                                                 ======     =====      =======

The net operating loss carry forward begins expiring in 2020. Tax credit carry forwards of $207,000 relate to minimum tax credits and have no expiration date. The remaining tax credit carry forwards are related to research and development and charitable contributions. These credits and the net operating loss carryforward expire as follows:

                                                        NOL         Tax Credit
                                                   Carryforward    Carryforwards
==============================================================================
                                                          (in thousands)
         Fiscal 2020                                 $ 30,389        $    111
         Fiscal 2021                                       --              75
         Fiscal 2022                                      851              49
         Thereafter                                        --              40
                                                     --------        --------
                                                     $ 31,240        $    275
                                                     ========        ========

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G -- SHAREHOLDERS' EQUITY

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

The holders of the Series A Preferred Stock have a preference on the sale or liquidation of the Company. The aggregate amount of the liquidation preference is $15,000,000. The holders of Series A preferred stock also have preferential rights to receive dividends at the rate of 6% but only when and if declared by the Company's Board of Directors. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted.

Warrants

In addition to the warrants issued to the Series A preferred shareholders, the Company issued warrants in conjunction with its bank note payable as follows:

Issue date               Warrants issued     Exercise price   Expiration Date
--------------------------------------------------------------------------------
December 20, 2000             72,727             $1.00        December 20, 2010
July 23, 2001                 50,000             $ .66        July 23, 2011
October 11, 2001             150,000             $ .20        October 11, 2011

The Company amortized the fair value of the warrants as interest expense over the applicable loan periods.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank agreement from declaring any dividends on shares of its capital stock without the bank's prior consent. The Company currently intends to retain earnings, if any, for developing its business.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H -- EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of earnings (loss) per common share:

                                                                 2002               2001                2000
=================================================================================================================
    Numerator for earnings (loss) per common share:
     Net income (loss)                                      $   3,581,000      $ (12,122,000)      $ (34,794,000)
    Preferred stock accretion                                          --                 --          (3,023,000)
                                                            -------------      -------------       -------------
      Net income (loss) attributable to common
       shareholders                                         $   3,581,000      $ (12,122,000)      $ (37,817,000)
                                                            =============      =============       =============

    Denominator for basic earnings (loss) per share:
         Weighted-average number
         of common shares                                      16,655,000         16,563,000          16,389,000

    Effect of dilutive securities:
       Stock options                                              388,000                 --                  --
     Warrants                                                          --                 --                  --
                                                            -------------      -------------       -------------

   Denominator for diluted earnings (loss)
        per common share                                       17,043,000         16,563,000          16,389,000
                                                            =============      =============       =============

Basic earnings (loss) per share                             $         .22      $        (.73)      $       (2.12)
                                                            =============      =============       =============
Diluted earnings (loss) per share                           $         .21      $        (.73)      $       (2.12)
                                                            =============      =============       =============

Basic earnings (loss) per common share                      $         .22      $        (.73)      $       (2.31)
                                                            =============      =============       =============
Diluted earnings (loss) per common share                    $         .21      $        (.73)      $       (2.31)
                                                            =============      =============       =============

Excluded from the computation of diluted earnings per common share for the year ended September 28, 2002 are options to acquire 1,443,176 shares of common stock with a weighted average exercise price of $3.73, common shares of 3,157,895 related to convertible preferred stock with an exercise price of $4.75, 789,474 common stock warrants with an exercise prices of $6.00, 72, 727 common stock warrants with an exercise price of $1.00, 50,000 common stock warrants with an exercise price of $.66 and 150,000 common stock warrants with an exercise price of $.20.

Excluded from the computation of diluted loss per common share for the year ended September 29, 2001 are options to acquire 1,712,162 shares of common stock with a weighted average exercise price of $4.37, common shares of 3,157,895 related to convertible preferred stock with an exercise price of $4.75, 789,474 common stock warrants with an exercise price of $6.00, 72,727 common stock warrants with an exercise price of $1.00, and 50,000 common stock warrants with an exercise price of $.66.

Excluded from the computation of diluted loss per common share for the year ended September 30, 2000 are options to acquire 2,026,682 shares of common stock with a weighted average exercise price of $5.05, common shares of 3,157,895 related to convertible preferred stock with an exercise price of $4.75, and 789,474 common stock warrants with an exercise price of $6.00.

The impact of these options, convertible preferred shares and warrants were excluded from the computation of diluted earnings (loss) per common share in fiscal 2001 and 2000 because their effects would be antidilutive.

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

Shares of Common Stock reserved for issuance under stock option plans totaled 3,186,840 at September 28, 2002, of which 451,527 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

The following schedule summarizes stock option activity for fiscal years 2000, 2001, and 2002.

                                        Number             Price Per       Weighted Average
                                       of Shares             Share          Exercise Price
===========================================================================================
Balance at September 25, 1999          1,063,539         $0.67 - $13.06        $5.69
    Granted during 2000                1,388,900         $2.78 - $12.00        $4.41
    Canceled during 2000                (303,495)        $3.06 - $12.00        $5.36
    Exercised during 2000               (122,262)        $0.67 - $ 6.30        $2.61
                                      ----------

Balance at September 30, 2000          2,026,682         $1.00 - $13.06        $5.14
    Granted during 2001                1,370,950         $ .16 - $ 2.38        $ .78
    Canceled during 2001              (1,685,470)        $ .66 - $12.00        $3.67
    Exercised during 2001                     --         $ .00 - $  .00        $ .00
                                     -----------

Balance at September 29, 2001          1,712,162         $ .16 - $13.06        $4.37
    Granted during 2002                1,468,500         $ .12 - $  .26        $ .12
    Canceled during 2002                (445,349)        $ .12 - $13.06        $4.75
    Exercised during 2002                     --         $ .00 - $  .00        $ .00
                                     -----------

Balance at September 28, 2002          2,735,313         $ .12 - $12.00        $2.03

Options considered fully vested as of September 28, 2002, September 29, 2001, and September 30, 2000, were 970,749, 912,767, and 633,395, respectively, at weighted average exercise prices of $4.55, $4.88, and $6.38, respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 28, 2002.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I -- STOCK-BASED COMPENSATION (Continued)

                                       Options Outstanding                        Options Exercisable
                         ---------------------------------------------        ---------------------------
                                            Remaining        Wtd. Avg.                          Wtd. Avg.
Range of                   Options         Contractual       Exercise           Options         Exercise
Exercise Prices          Outstanding       Life (Years)        Price          Exercisable         Price
---------------          -----------       ------------        -----          -----------         -----
$  0.00 - $ 1.46          1,696,986             4.0           $   .23           148,880          $   .75
$  1.47 - $ 2.93             75,000             2.2           $  2.64            74,709          $  2.64
$  2.94 - $ 4.40            527,871             1.8           $  3.33           388,182          $  3.34
$  4.41 - $ 5.86            195,700             2.6           $  4.72           129,837          $  4.68
$  5.87 - $ 7.33             48,706             2.4           $  6.04            38,091          $  6.04
$  7.34 - $ 8.80             34,150             2.4           $  7.51            34,150          $  7.51
$  8.81 - $10.26             56,900             0.4           $  9.07            56,900          $  9.07
$ 10.27 - $11.73                 --             0.0           $   .00                --          $   .00
$ 11.74 - $13.20            100,000             2.8           $ 12.00           100,000          $ 12.00
                          ---------                                             -------
                          2,735,313             3.3           $  2.03           970,749          $  4.55

The per share weighted average fair value of stock options granted during fiscal years 2002, 2001, and 2000 was $.10, $.77 and $2.81 respectively.

Pro forma information regarding net income (loss) and diluted earnings (loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                             Fiscal 2002        Fiscal 2001        Fiscal 2000
================================================================================
Risk free interest rate         2.68%              3.81%              5.85%
Expected volatility           134.95%            314.64%            127.64%
Expected option life            3.00 years         2.70 years         3.22 years
Dividend yield                  0.00%              0.00%              0.00%

Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net income would have been reduced as follows:

                                                                 September 28,  September 29,  September 30,
                                                                     2002           2001           2000
                                                                 -------------------------------------------
                                                                    (in thousands, except per share data)
Net income (loss):
    As reported ..............................................      $  3,581      $(12,122)      $(34,794)
    Pro forma ................................................      $  3,037      $(12,742)      $(36,798)
Net income (loss) attributable to common shareholders:
    As reported ..............................................      $  3,581      $(12,122)      $(37,817)
    Pro forma ................................................      $  3,037      $(12,742)      $(39,821)
Diluted earnings (loss) per share:
     As reported .............................................      $    .21      $   (.73)      $  (2.12)
     Pro forma ...............................................      $    .18      $   (.77)      $  (2.25)
Earnings (loss) per share attributable to common shareholders:
    As reported ..............................................      $    .21      $   (.73)      $  (2.31)
    Pro forma ................................................      $    .18      $   (.77)      $  (2.43)

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I -- STOCK-BASED COMPENSATION (Continued)

The pro forma effects on net income for fiscal years 2002, 2001, and 2000 are not indicative of pro forma effects in future years because additional grants in future years are anticipated.

The Company has a total of 48,750 stock options subject to variable accounting, which are measured quarterly against the Company's July 3, 2000 stock price of $3.06. The difference, to the extent that it exceeds $3.06, will be recognized as non-cash compensation expense for the period then ended. No compensation expense was required to be recorded during fiscal 2002, 2001 or 2000.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan under which substantially all employees had the option to purchase a total of 506,250 shares of Common Stock. Under the Plan, eligible employees could purchase shares of the Company's Common Stock at six-month intervals at 85% of its fair market value on the first or last day of the six-month offering period, whichever is lower. Employees could elect to contribute up to 10% of their gross compensation during the purchase period. As of September 30, 2001, substantially all shares allocated to the plan had been issued and the Plan was discontinued effective October 1, 2001. During fiscal 2001 and 2000, shares totaling 63,812 and 79,937 were issued under the Plan at an average price of $.31 and $2.78 per share, respectively.

NOTE J -- 401(K) RETIREMENT PLAN

The Company maintains a 401(k) Plan for substantially all employees. Prior to fiscal 2001, the Company's contributions were based on matching a percentage of up to 2% of voluntary employee contributions, plus a discretionary profit sharing contribution determined by the Board of Directors. Beginning in fiscal year 2001, the Company increased the matching contribution to 4% of voluntary contributions. No profit sharing contributions were made for fiscal 2002, 2001 or 2000. The Company's contributions totaled $269,000, $401,000, and $193,000 for fiscal years 2002, 2001, and 2000, respectively.

NOTE K -- CONTINGENCIES

Fuji Photo Film Co., Ltd - The Company is a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleged that a number of companies, including the Company's OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single-use cameras. The Company appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals and that Court issued a decision in November 2001, upholding the order against the Company. In July 2001, the ITC commenced enforcement and advisory opinion proceedings against the Company and several other respondents, based on a new complaint filed by Fuji with the ITC in late June 2001. This complaint alleges that the Company is infringing certain claims of six of Fuji's patents on single use cameras, through the importation and sales of certain newly manufactured reloadable cameras. The complaints requests that the ITC determine that through these imports and sales we are violating the ITC's previous order. It also requests that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurs in an amount up to the maximum provided by the governing statute. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's reloadable camera infringes three patents owned by Fuji Photo Film Co., Ltd for single-use cameras, and also recommended that the Commission assess a penalty of $1.6 million for such infringement.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K -- CONTINGENCIES (Continued)

Since that time, the Commission has upheld the infringement determination and is currently determining what, if any, penalty to assess. The Company expects the Commission's decision regarding any penalty assessment in January 2003. Any action by the Commission is subject to further appeal to the Federal Circuit Court of Appeals. The Company believes it has strong arguments regarding the infringement determination and any penalty recommendation and intends to pursue such challenges to the extent it deems appropriate. As such, no accrual has been made at this time in the Company's fiscal 2002 financial statements for this matter. If the penalty amount is upheld, it would have a significantly negative impact on the financial condition, results of operations, and liquidity of the Company.

Washington Department of Revenue - The Company has an outstanding tax issue with the Washington State Department of Revenue related to use taxes owed as a result of advertising materials (including order forms) mailed to out-of-state customers. The Company is seeking resolution of the issues involved, primarily related to future periods, as this is an ongoing issue for the Company for tax reporting periods after January 1, 1998. That is, it is reasonable that a future routine audit by the Department of Revenue will result in a further use tax assessment unless the issue can be resolved in a manner favorable to the Company prior to such audit assessment. The Company believes its accrual of approximately $150,000 is adequate for possible assessments related to the outstanding issue.

Massachusetts Institute of Technology - On April 25, 2002, a Complaint was filed against the Company and over 200 other defendants by The Massachusetts Institute of Technology and Electronics for Imaging, Inc. claiming infringement on a patent issued in 1985 for a Color Reproduction System. The Complaint requests injunctive relief, damages adequate to compensate them for Defendants' infringement of the 4,500,919 patent, their costs and prejudgment interest on their damages and reasonable attorney fees.

The suit is at an early stage and management of the Company intends to contest the suit vigorously as to the complaint's substantive allegations. Although the Company believes the claim to be without merit, it is not possible to predict an outcome at this time or the potential affect on its business or financial condition.

Sharon Drinkard, et al vs. PhotoWorks, Inc. - A complaint was filed in March 2000, alleging that the Company had engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company, must be processed only by the Company and that replacement film is "free". Without admitting wrongdoing or liability, and for the sole purpose of compromising disputed claims and avoiding costs and risks of further litigation, PhotoWorks and the plaintiffs, who represented the Class, agreed to a settlement which was approved by the Court in July 2001. In fiscal 2001, the Company accrued a total of $675,000 related to the future distribution of 900,000 rolls of film pursuant to the terms of the final settlement. As of September 28, 2002, the Company had distributed approximately $675,000 of film fully discharging its liability under the settlement terms.

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L -- SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The Company's fiscal year consists of four 13-week quarters. The following table sets forth summary financial data for the Company by quarter for fiscal years 2002 and 2001 (in thousands, except per share data).

                                                     Quarters
                                    --------------------------------------------
                                      First     Second       Third      Fourth
--------------------------------------------------------------------------------
Fiscal 2002
Net revenue                         $ 11,063    $ 9,269    $ 10,514    $ 11,247
Gross profit                           2,573      1,834       2,857       3,210
Pretax loss                             (167)      (917)       (925)        (83)
Tax benefit                               --      3,758         484       1,431
Net income (loss)                       (167)     2,841        (441)      1,348
Earnings (loss) per share               (.01)       .17        (.03)        .08

                                                     Quarters
                                    --------------------------------------------
                                      First     Second       Third      Fourth
--------------------------------------------------------------------------------
Fiscal 2001
Net revenue                         $ 14,985    $12,690    $ 14,365    $ 14,650
Gross profit                           2,687      1,743       3,439       4,627
Net income (loss)                     (3,033)    (6,896)     (3,046)        853
Earnings (loss) per share               (.18)      (.42)       (.18)        .05

The significant tax benefits recognized in the second, third and fourth quarters of fiscal 2002 result from benefits of loss carrybacks under the "Job Creation and Workers Assistance Act" and the utilization of net operating loss carryforwards to the extent they are no longer restricted under IRC Section 382.

The sum of quarterly loss per share will not necessarily equal the loss per share reported for the entire year since the weighted average shares outstanding used in the loss per share computation changes throughout the year.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Directors and Executive Officers of the Registrant" under Item 1 -
Part I above.

      Information concerning compliance with Section 16 of the Securities Exchange Act is incorporated herein by reference to information appearing in the Company's Proxy Statement for its annual meeting of shareholders to be held on February 4, 2003, which information appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 28, 2002.

ITEMS 11, 12, AND 13

      The information called for by Part III (Items 11, 12, and 13) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 4, 2003, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Election of Directors," and "Remuneration of Executive Officers," "Voting Securities and Principal Holders". Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 28, 2002.

                                     PART IV

ITEM 14 -- CONTROLS AND PROCEDURES

      See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Controls and Procedures."

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

 (1)  Consolidated Financial Statements                                   Page
                                                                          ----

      Report of Ernst & Young LLP, Independent Auditors                    26

      Consolidated Balance Sheets as of September 28, 2002 and
      September 29, 2001                                                   27

      Consolidated Statements of Operations for the years ended
      September 28, 2002, September 29, 2001, and September 30, 2000       28

      Consolidated Statements of Shareholders' Equity for the years ended September 28, 2002, September 29, 2001, and
      September 30, 2000                                                   29

      Consolidated  Statements of Cash Flows for the years ended
      September 28, 2002, September 29, 2001, and September 30, 2000       30

      Notes to Consolidated Financial Statements                          31-42

      Supplemental Consolidated Financial Statement Schedule. The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company included in Part II, Item 8.

 (2)  Schedule                                                        Page
                                                                      ----

      II - Valuation and Qualifying Accounts                           47

      All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

b. Reports on Form 8-K

      None

c. Exhibits

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

10.14 First Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank (formerly Imperial Bank) dated July 23, 2001. (Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-K for the year ended September 29. 2001.)

10.15 Second Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank dated October 11, 2001. (Incorporated by reference to Exhibit 10.19 filed with the Company's Annual Report on Form 10-K for the year ended September 29, 2001.)

10.16 Loan & Security Agreement dated January 3, 2002 with Comerica Bank, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2001.)

10.17 Fourth Amendment to Loan and Security Agreement with Comerica Bank, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.)

10.18 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.19 Second amendment to lease agreement dated June 14, 2000 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.23 filed with Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.20 Lease agreement dated February 3, 2000 between Interbay One, LLC. and the Company. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.)

10.21* Eastman Kodak Supply Agreement effective November 1, 2000. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.22 Employment Agreement with Gary Christophersen dated August 16, 2000. (Incorporated by reference to Exhibit 10.35 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.23 Change in Control Agreement with Michael F. Lass and Loran Cashmore Bond dated April 25, 2001. (Incorporated by reference to Exhibit
            10.33 filed with the Company's Annual Report on Form 10-K for the year ended September 29, 2001.)

21**        PhotoWorks, Inc. Subsidiaries

23**        Consent of Ernst & Young LLP, Independent Auditors

99** Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   *  Exhibit for which confidential treatment has been granted.
  **  Filed herewith.

                                PHOTOWORKS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                             Additions
                                                    --------------------------
                                                      Charged
                                        Balance at   (Credited)     Charged to                 Balance
                                        Beginning   to Costs and      Other                    at End
Description                              of Year      Expenses       Accounts   Deductions    of Period
=======================================================================================================
FOR THE YEAR ENDED
SEPTEMBER 30, 2000

Allowance for doubtful accounts           $123           $ 10          $  0         $ 54         $ 79

FOR THE YEAR ENDED
SEPTEMBER 29, 2001

Allowance for doubtful accounts           $ 79           $  0          $  0         $ 34         $ 45

FOR THE YEAR ENDED
SEPTEMBER 28, 2002

Allowance for doubtful accounts           $ 45           $(12)         $  0         $  5         $ 28

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PHOTOWORKS, INC.
                                                      (REGISTRANT)

DATED:  December 20, 2002                    By: /s/ Gary R. Christophersen
                                                 --------------------------
                                                 Gary R. Christophersen
                                          Chairman and Chief Executive Officer
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                TITLE                      DATE

By: /s/ Gary R. Christophersen      Chairman and               December 20, 2002
   ------------------------------   Chief Executive Officer
    Gary R. Christophersen
    Director
    (Principal Executive Officer)

By: /s/ Ross K. Chapin              Director                   December 20, 2002
    -----------------------------
    Ross K. Chapin

By: /s/ Paul B. Goodrich            Director                   December 20, 2002
    -----------------------------
    Paul B. Goodrich

By: /s/ Matthew A. Kursh            Director                   December 20, 2002
    -----------------------------
    Matthew A. Kursh

By: /s/ Douglas A. Swerland         Director                   December 20, 2002
    -----------------------------
    Douglas A. Swerland

By: /s/ Douglas M. Rowan            Director                   December 20, 2002
    -----------------------------
    Douglas M. Rowan

By: /s/ Loran Cashmore Bond         Chief Accounting Officer   December 20, 2002
    -----------------------------
    Loran Cashmore Bond

                                 CERTIFICATIONS

I, Gary R. Christophersen, certify that:

      1)    I have reviewed this annual report on Form 10-K of PhotoWorks, Inc.

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  /s/ GARY R. CHRISTOPERSEN
            ------------------------------------
                  Gary R. Christophersen
                  Chief Executive Officer and President

                                 CERTIFICATIONS

I, Loran Cashmore Bond, certify that:

      1)    I have reviewed this annual report on Form 10-K of PhotoWorks, Inc.

      2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  /s/ LORAN CASHMORE BOND
            ------------------------------
                  Loran Cashmore Bond
                  Acting Chief Financial Officer

                                  EXHIBIT INDEX

                           Annual Report on Form 10-K
                      For The Year Ended September 28, 2002

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

10.14 First Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank (formerly Imperial Bank) dated July 23, 2001. (Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-K for the year ended September 29. 2001.)

10.15 Second Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank dated October 11, 2001. (Incorporated by reference to Exhibit 10.19 filed with the Company's Annual Report on Form 10-K for the year ended September 29, 2001.)

10.16 Loan & Security Agreement dated January 3, 2002 with Comerica Bank, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2001.)

10.17 Fourth Amendment to Loan and Security Agreement with Comerica Bank, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.)

10.18 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.19 Second amendment to lease agreement dated June 14, 2000 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.23 filed with Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.20 Lease agreement dated February 3, 2000 between Interbay One, LLC. and the Company. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 25, 2000.)

10.21* Eastman Kodak Supply Agreement effective November 1, 2000. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.22 Employment Agreement with Gary Christophersen dated August 16, 2000. (Incorporated by reference to Exhibit 10.35 filed with the Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.23 Change in Control Agreement with Michael F. Lass and Loran Cashmore Bond dated April 25, 2001. (Incorporated by reference to Exhibit
            10.33 filed with the Company's Annual Report on Form 10-K for the year ended September 29, 2001.)

21**        PhotoWorks, Inc. Subsidiaries

23**        Consent of Ernst & Young LLP, Independent Auditors

99** Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   *  Exhibit for which confidential treatment has been granted.
  **  Filed herewith.