Form 10-Q
period 2002-12-28
PHOTOWORKS INC /WA
filed 2003-02-10
CIK 791050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 28, 2002    Commission file No. 0-15338
                                -----------------                        -------

                                PHOTOWORKS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter.)

           Washington                                     91-0964899
-------------------------------               -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  1260 16th Avenue West, Seattle, WA                         98119
  ----------------------------------                         -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (206) 281-1390
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

Yes |X|   No |_|

      As of February 1, 2003, there were issued and outstanding 16,655,285 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 17

                                PHOTOWORKS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                        3-8

          Consolidated Balance Sheets as of December 28, 2002
            and September 28, 2002                                         3

          Consolidated Statements of Operations for the first quarter
            ended December 28, 2002 and December 29, 2001                  4

          Consolidated Statements of Cash Flows for the first quarter
            ended December 28, 2002 and December 29, 2001                  5

          Notes to Consolidated Financial Statements                      6-8

     Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9-12

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                            13

     Item 4 - Controls and Procedures                                      13

     Item 6 - Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                 14

CERTIFICATIONS                                                           15-16

INDEX TO EXHIBITS                                                          17

                         PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    (UNAUDITED)        (NOTE)
                                                                    December 28,    September 28,
ASSETS                                                                  2002            2002
                                                                   ===============================
CURRENT ASSETS
    Cash and cash equivalents                                        $  2,008        $  1,175
    Accounts receivable, net of allowance for doubtful accounts           407             548
    Income taxes receivable                                             1,808           1,808
    Inventories                                                         1,092             934
    Prepaid expenses                                                    2,112           4,011
                                                                     --------        --------
 TOTAL CURRENT ASSETS                                                   7,427           8,476

FURNITURE, FIXTURES, AND EQUIPMENT,
    at cost, less accumulated depreciation                              2,684           3,346

TOTAL ASSETS                                                         $ 10,111        $ 11,822
                                                                     ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                 $  1,594        $  2,024
    Accrued compensation                                                1,046           1,392
    Accrued taxes                                                         150             150
    Other accrued expenses                                                607             495
    Current portion of capital lease obligations                           47              94
    Deferred revenues                                                     579             529
                                                                     --------        --------
TOTAL CURRENT LIABILITIES                                               4,023           4,684

Subordinated convertible debentures                                     2,500           2,500
                                                                     --------        --------

TOTAL LIABILITIES                                                       6,523           7,184

SHAREHOLDERS' EQUITY
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
      issued  and outstanding 15,000 shares                                --              --
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,655,285                           167             167
    Additional paid-in capital                                         15,802          15,802
    Retained deficit                                                  (12,381)        (11,331)
                                                                     --------        --------

TOTAL SHAREHOLDERS' EQUITY                                              3,588           4,638
                                                                     --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 10,111        $ 11,822
                                                                     ========        ========

Note: The September 28, 2002 consolidated balance sheet has been derived from audited consolidated financial statements. See notes to consolidated financial statements (unaudited).

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                                           First Quarter Ended
                                                    ---------------------------------
                                                    December 28,         December 29,
                                                        2002                 2001
=====================================================================================
Net revenues                                       $      8,353       $     11,063
Cost of goods and services                                6,478              8,490
                                                     ----------         ----------

GROSS PROFIT                                              1,875              2,573

Operating expenses:
   Marketing                                                919                934
   Research and development                                 536                416
   General and administrative                             1,435              1,316
                                                     ----------         ----------
      Total operating expenses                            2,890              2,666
                                                     ----------         ----------

LOSS FROM OPERATIONS                                     (1,015)               (93)

Other income (expense):
   Interest expense                                         (42)               (93)
   Other income (expense), net                                7                 19
                                                     ----------         ----------
       Total other expense                                  (35)               (74)
                                                     ----------         ----------

LOSS BEFORE INCOME TAXES                                 (1,050)              (167)
Income tax provision                                         --                 --
                                                     ----------         ----------

NET LOSS                                           $     (1,050)      $       (167)
                                                   ============       ============

Net loss per share                                 $       (.06)      $       (.01)
                                                   ============       ============

Weighted average number of shares outstanding        16,655,000         16,656,000
                                                   ============       ============

See notes to consolidated financial statements (unaudited).

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                        First Quarter Ended
                                                                                   ---------------------------
                                                                                   December 28,   December 29,
                                                                                       2002           2001
==============================================================================================================
OPERATING ACTIVITIES:
   Net loss                                                                          $(1,050)      $  (167)
   Charges to income not affecting cash:
      Depreciation                                                                       655         1,133
      Deferred revenues                                                                   50            --
      Loss on disposal of furniture, fixtures and equipment                                7            --
      Lawsuit settlement                                                                  --          (334)
      Accrued lease obligations                                                           --           (74)
   Net change in receivables, inventories, prepaid expenses, payables and other        1,218          (510)
                                                                                     -------       -------

NET CASH FROM OPERATING ACTIVITIES                                                       880            48

INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                                         --           (17)
   Proceeds from sales of furniture, fixtures and equipment                               --            10
                                                                                     -------       -------

NET CASH USED IN INVESTING ACTIVITIES                                                     --            (7)

FINANCING ACTIVITIES:
   Payments on capital lease obligations                                                 (47)          (60)
   Payments on bank note payable                                                          --        (1,000)
                                                                                     -------       -------

NET CASH USED IN FINANCING ACTIVITIES                                                    (47)       (1,060)
                                                                                     -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         833        (1,019)

Cash and cash equivalents at beginning of period                                       1,175         2,861
                                                                                     -------       -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                  $ 2,008       $ 1,842
                                                                                     =======       =======

See notes to consolidated financial statements (unaudited).

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a leading photo services company, dedicated to providing its customers with innovative ways to enjoy and use their photos, primarily through online and mail-order channels. The PhotoWorks service provides digital printing services and film processing to both traditional and digital camera users, primarily in the United States, providing customers the easiest way to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the first quarter ended December 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 28, 2002 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

NOTE B -- LIQUIDITY

      The Company has experienced significant revenue declines and has incurred operating losses in recent years. Cash flows from operations were positive in the first quarter of fiscal 2003 and for the full fiscal year of 2002, unlike the previous three fiscal years. The fiscal 2002 cash flow was impacted significantly by a $3,865,000 tax refund for the carryback of its 2001 taxable loss. The Company has fully utilized its carryback potential with an additional carryback of $1,808,000 in fiscal 2002. The Company received the tax refund of $1,808,000 in January 2003.

      Working capital at December 28, 2002 was $3,404,000 compared to $3,792,000 at September 28, 2002 and a deficiency of $2,890,000 at September 29, 2001. While the Company has yet to return to profitability, management believes that its current cash balances and its projected cash flows from operations will be sufficient to fund operations for at least the next 12 months.

NOTE C -- INVENTORIES

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies.

NOTE D -- DEFERRED REVENUES

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE E -- SEGMENT REPORTING

      The Company currently operates in one business segment.

NOTE F -- INCOME TAXES

      Due to the uncertainty of the recoverability of net deferred tax assets of $10,600,000, a valuation allowance has been recorded. The Company's net operating loss carryforwards are subject to limitations under Internal Revenue Code (IRC) Section 382.

      In March 2002, Congress enacted changes in the tax law that allowed the Company to carryback additional tax losses that resulted in a tax refund of $3,865,000. Also as a result of this legislation, the Company was able to carryback up to $1,808,000 of tax losses from fiscal 2002, which is recorded as income taxes receivable. The Company received the tax refund of $1,808,000 in January 2003.

NOTE G -- EARNINGS (LOSS) PER SHARE

      Net loss per share is based on the weighted average number of common shares outstanding. Convertible preferred shares, outstanding warrants and stock options to purchase shares of common stock were excluded from the computation of loss per share because their effect was antidilutive.

      The following table sets forth the computation of loss per share:

                                                                                 First Quarter Ended
                                                                                ---------------------
                                                                         December 28, 2002  December 29, 2001
==============================================================================================================
Numerator for basic and diluted earnings per share:
   Net loss                                                                $ (1,050,000)      $   (167,000)
                                                                           ============       ============

Denominator:
   Denominator for basic earnings per share - weighted-average shares        16,655,000         16,656,000

   Effect of dilutive securities:
      Stock options, warrants, convertible preferred shares                          --                 --
                                                                           ------------       ------------
   Denominator for diluted earnings per share                                16,655,000         16,656,000
                                                                           ============       ============

Net loss per share                                                         $       (.06)      $       (.01)
                                                                           ============       ============

NOTE H -- CONTINGENCIES

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE H -- CONTINGENCIES (Continued)

      This complaint alleges that the Company is infringing certain claims of six of Fuji's patents on single use cameras, through the importation and sales of certain newly manufactured reloadable cameras. The complaint requests that the ITC determine that through these imports and sales, the Company violated the ITC's previous order. It also requests that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurred in an amount up to the maximum provided by the governing statute. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's reloadable camera infringes three patents owned by Fuji Photo Film Co., Ltd for single-use cameras, and also recommended that the Commission assess a penalty of $1.6 million for such infringement.

      Since that time, the Commission has upheld the infringement determination and is currently determining what, if any, penalty to assess. The Company expects the Commission's decision regarding any penalty assessment in early 2003. Any action by the Commission is subject to further appeal to the Federal Circuit Court of Appeals. The Company believes it has strong arguments regarding the infringement determination and any penalty recommendation and intends to pursue such challenges to the extent it deems appropriate. As such, no accrual has been made at this time in the Company's financial statements for this matter. If the penalty amount is upheld, it would have a significantly negative impact on the financial condition, results of operations, and liquidity of the Company.

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

      Sharon Drinkard, et al vs. PhotoWorks, Inc. - A complaint was filed in March 2000, alleging that the Company had engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company, must be processed only by the Company and that replacement film is "free". Without admitting wrongdoing or liability, and for the sole purpose of compromising disputed claims and avoiding costs and risks of further litigation, PhotoWorks and the plaintiffs, who represented the Class, agreed to a settlement which was approved by the Court in July 2001. In fiscal 2001, the Company accrued a total of $675,000 related to the future distribution of 900,000 rolls of film pursuant to the terms of the final settlement. As of September 28, 2002, the Company had distributed approximately $675,000 of film, thus fully discharging its liability under the settlement terms.

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

      To promote its service and products, the Company relies primarily on direct marketing via mail and online email programs. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand. The Company strives to increase both average order size and order frequency by informing its existing customer base of its integrated array of services and products. The Company also believes that the online archive provides an opportunity to monetize its customer's "personal equity" through photo output, in the form of prints, reprints, and gifts for traditional and digital camera users. The Company's commitment to expanding its digital service and product offerings is intended to support this strategy. The Company uses email and other direct-marketing media to effectively communicate with both its existing and inactive customers.

      The net loss for the first quarter of fiscal 2003 was $1,050,000, or a loss of $.06 per share, compared to a net loss of $167,000 or a loss of $.01 per share for the first quarter of fiscal 2002. Operating results may fluctuate in the future due to changes in the mix of sales, marketing and promotional activities, price increases by suppliers, introductions of new products, research and development requirements, actions by competitors, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic conditions and other factors.

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

      Allowance for Doubtful Accounts

      The allowance for doubtful accounts is based on the Company's historical loss percentage for bad debts as a percentage of sales with consideration given to the aging of the receivables. Additionally, we review customers with large past due balances on at least a monthly basis. Based on our assessment of the financial condition of such customers, past payment history, and other circumstances, we record a specific allowance for those accounts that we determine may be uncollectible. We are unable to predict changes in the financial condition of our customers or general economic conditions. If circumstances related to either of these change, our estimate of an appropriate allowance for doubtful accounts could be materially affected and we may be required to record additional allowances.

      Reserve for Obsolete Inventory

      Management regularly assesses the valuation of the Company's inventory and writes down those inventories that are obsolete, or in excess of forecasted usage to its estimated realizable value. A reserve for obsolescence is recorded against inventory for any film or paper inventories that are nearing their expiration dates. Additional reserves are recorded for slow-moving or discontinued stock to the extent it is estimated the materials may go unused based on historical inventory turnover, planned changes in marketing promotions or other anticipated changes in product mix over the next year, seasonality, or other factors. Estimates of future usage are based on estimates of future sales and product mix. If actual sales or product mix differs from management's estimates, the Company may need to record additional reserves for obsolete inventory.

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

      Deferred Tax Assets

      The Company has net deferred tax assets totaling $10,600,000, comprised primarily of net operating loss carryforwards. Due to its recent history of operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, management has recorded a valuation allowance against its net deferred tax assets.

      Contingencies

      The Company is subject to various legal proceedings and claims (see Part II, Item 1 - Legal Proceedings), the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a contingency should be recorded if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss may have been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss.

Results of Operations

      The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                     First Quarter Ended
                                                -----------------------------
                                                December 28,     December 29,
                                                    2002             2001
================================================================================
Net revenues                                       100.0%           100.0%
Cost of goods and services                          77.6             76.7
                                                   -----            -----
   Gross profit                                     22.4             23.3

Operating expenses:
    Marketing                                       11.0              8.4
    Research and development                         6.4              3.8
    General and administrative                      17.2             11.9
                                                   -----            -----
      Total operating expenses                      34.6             24.1
                                                   -----            -----

Loss from operations                               (12.2)             (.8)

Total other expense                                  (.4)             (.7)
                                                   -----            -----

Loss before income taxes                           (12.6)            (1.5)
Income tax provision                                  --               --
                                                   -----            -----

Net loss                                           (12.6)%           (1.5)%
                                                   =====            =====

      Net revenues for the first quarter of fiscal 2003 were $8,353,000 as compared to net revenues of $11,063,000 in the first quarter of fiscal 2002. The decrease in net revenues was primarily due to declines in traditional film processing volumes. In the first quarter of fiscal 2003, net revenues from digital printing services increased to approximately 9% of net revenues, or $752,000, compared to 4.5% of net revenues, or $493,000, in the first quarter of the prior year. Additionally, net revenues in the first quarter of fiscal 2002 included approximately $700,000 from sales of the Company's preloaded cameras. There were no sales of preloaded cameras in the current year. The Company also closed a number of retail locations in fiscal 2002, which accounted for approximately $300,000 in revenues in the first quarter of the prior year. Net revenues in fiscal 2003 are expected to be lower than fiscal 2002 primarily due to lower film processing volumes.

      Cost of goods and services consists of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the first quarter of fiscal 2003 decreased to 22.4% of net revenues compared to 23.3% in the first quarter of fiscal 2002. The decrease in gross profit is primarily due a lower margin on certain digital print services, particularly the Company's $.19 print sale on digital prints, and increased customer service costs related to new services. Gross profit fluctuates due to the seasonal nature of revenues when measured against relatively fixed overhead costs associated with equipment and facilities.

      Total operating expenses in the first quarter of fiscal 2003 increased to 34.6% of net revenues compared to 24.1% in the first quarter of fiscal 2002, primarily due to lower net revenues. Additionally, the Company has increased research and development expenditures on its digital initiatives. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing activities and research and development activities.

      Marketing expenses in the first quarter of fiscal 2003 increased to 11.0% of net revenues compared to 8.4% in the first quarter of fiscal 2002. Marketing expenditures in the first quarter of fiscal 2003 were higher primarily due to the Company's continued focus on retention and reactivation marketing programs. In addition, the Company is testing marketing programs to acquire new digital customers. Overall marketing expenditures for fiscal 2003 are expected to be lower as compared to fiscal 2002.

      Research and development expenses increased to $536,000 for the first quarter of fiscal 2003 compared to $416,000 in the first quarter of fiscal 2002. The increase is due primarily to investments in new digital related services that will offer digital camera users with solutions to their digital printing needs and offer film based customers the convenience of digital services. Research and development expenses consist primarily of costs incurred in developing online photo archiving and photo sharing services, computerized online image management concepts, other online services, and creating equipment necessary to provide customers with new digital photographic services and products. Research and development expenditures are expected to be higher in fiscal 2003 as compared to fiscal 2002.

      General and administrative expenses increased to $1,435,000 for the first quarter of fiscal 2003 compared to $1,316,000 for the first quarter of fiscal 2002. The increase is primarily due to increased legal and accounting fees and costs associated with information and technology services. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

Liquidity and Capital Resources

      As of February 1, 2003, the Company's principal source of liquidity included approximately $3,934,000 in cash and cash equivalents, which includes the $1,808,000 tax refund received in January 2003. In addition, in the first quarter of fiscal 2003, the Company generated cash from operating activities of $880,000 compared to $48,000 in the first quarter of fiscal 2002. The increase was due to certain expenditures made in September 2002 of $3,455,000, primarily for prepayment of postage amounts, which is being utilized in fiscal 2003. As of December 28, 2002, approximately $1,747,000 of the prepaid expenditures remain. The decrease in prepaid expenses of $1,899,000 was partially offset by a decrease in accounts payable of $430,000, a decrease in accrued compensation of $346,000 and an increase in net loss.

      The Company currently anticipates that existing cash and cash equivalents and projected future cash flows from operations will be sufficient to fund its operations, including any capital expenditures, through at least December 31, 2003. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company may be required to seek external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future.

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd. on February 13, 1998, and legal proceeding filed by Massachusetts Institute of Technology on April 25, 2002, see Note H of Notes to Consolidated Financial Statements in Part I above.

ITEM 4 - CONTROLS AND PROCEDURES

      Within the 90-day period prior to filing this report, as part of our quarterly review, we evaluated, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            99.1  Financial Statement Certification

      (b)   Reports on Form 8-K.

                  Form 8-K dated December 20, 2002 - Item 5 - Other Events related to the Company's tax benefit and net income for fiscal year 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PHOTOWORKS, INC.


DATED: February 7, 2003            /s/ Gary R. Christophersen
                                   ---------------------------------------------
                                               Gary R. Christophersen
                                       Chairman and Chief Executive Officer


                                    /s/ Loran Cashmore Bond
                                   ---------------------------------------------
                                                 Loran Cashmore Bond
                                     (Vice President Administration and Chief
                                                 Accounting Officer)

                                 CERTIFICATIONS

I, Gary R. Christophersen, certify that:

      1)    I have reviewed this report on Form 10-Q of PhotoWorks, Inc.

      2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

            c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6) The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  /s/ GARY R. CHRISTOPERSEN
            -------------------------------------
                  Gary R. Christophersen
                  Chief Executive Officer and President

                                 CERTIFICATIONS

I, Loran Cashmore Bond, certify that:

      1)    I have reviewed this report on Form 10-Q of PhotoWorks, Inc.

      2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

      4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

            c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6) The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  /s/ LORAN CASHMORE BOND
            -------------------------------------
                  Loran Cashmore Bond
                  Acting Chief Financial Officer

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                          Quarterly Report on Form 10-Q
                     For The Quarter Ended December 28, 2002

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

99.1       Financial statement certification                                                                      18