Form 10-Q
period 2003-03-29
PHOTOWORKS INC /WA
filed 2003-05-13
CIK 791050

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2003       Commission file No. 0-15338

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

Yes |X| No |_|

      As of May 3, 2003, there were issued and outstanding 16,655,285 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 20

                                PHOTOWORKS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

     Item 1 - Financial Statements                                        3-10

          Consolidated Balance Sheets as of March 29, 2003
            and September 28, 2002                                          3

          Consolidated Statements of Operations for the second quarter
            and six months ended March 29, 2003 and March 30, 2002          4

          Consolidated Statements of Cash Flows for the six months
            ended March 29, 2003 and March 30, 2002                         5

          Notes to Consolidated Financial Statements                      6-10

     Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11-15

PART II -- OTHER INFORMATION

     Item 1 - Legal Proceedings                                            15

     Item 4 - Submission of Matters to a Vote of Security Holders          15

     Item 5 - Controls and Procedures                                      16

     Item 6 - Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                 17

CERTIFICATIONS                                                            18-19

INDEX TO EXHIBITS                                                          20

                         PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      (UNAUDITED)      (NOTE)
                                                                       March 29,    September 28,
                                                                         2003           2002
                                                                      -----------   -------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                          $  3,869       $  1,175
    Accounts receivable, net of allowance for doubtful accounts             190            548
    Income taxes receivable                                                 107          1,808
    Inventories                                                             931            934
    Prepaid expenses                                                        915          4,011
                                                                       --------       --------
 TOTAL CURRENT ASSETS                                                     6,012          8,476

FURNITURE, FIXTURES, AND EQUIPMENT,
    at cost, less accumulated depreciation                                2,285          3,346

TOTAL ASSETS                                                           $  8,297       $ 11,822
                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                   $  1,403       $  2,024
    Accrued compensation                                                  1,067          1,392
    Accrued taxes                                                           150            150
    Other accrued expenses                                                  395            495
    Deferred revenues                                                       642            529
    Capital lease obligations                                                --             94
                                                                       --------       --------
TOTAL CURRENT LIABILITIES                                                 3,657          4,684

Subordinated convertible debentures                                       2,500          2,500
                                                                       --------       --------

TOTAL LIABILITIES                                                         6,157          7,184

COMMITMENT AND CONTINGENCIES  (See Note J)

SHAREHOLDERS' EQUITY
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
      issued  and outstanding 15,000 shares                                  --             --
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,655,285                             167            167
    Additional paid-in capital                                           15,802         15,802
    Retained deficit                                                    (13,829)       (11,331)
                                                                       --------       --------

TOTAL SHAREHOLDERS' EQUITY                                                2,140          4,638
                                                                       --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $  8,297       $ 11,822
                                                                       ========       ========

Note: The September 28, 2002 consolidated balance sheet has been derived from audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K for the year ended September 28, 2002.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                                Second Quarter Ended                   Six Months Ended
                                          -------------------------------       -------------------------------
                                            March 29,          March 30,         March 29,           March 30,
                                              2003               2002               2003               2002
===============================================================================================================
Net revenues                              $      6,500       $      9,269       $     14,853       $     20,332
Cost of goods and services                       5,477              7,435             11,955             15,925
                                          ------------       ------------       ------------       ------------
    Gross profit                                 1,023              1,834              2,898              4,407

Operating expenses:
   Marketing                                       493                946              1,412              1,880
   Research and development                        715                412              1,251                828
   General and administrative                    1,339              1,370              2,774              2,686
                                          ------------       ------------       ------------       ------------
    Total operating expenses                     2,547              2,728              5,437              5,394
                                          ------------       ------------       ------------       ------------

Loss from operations                            (1,524)              (894)            (2,539)              (987)

Other income (expense):
    Interest expense                               (44)               (75)               (86)              (168)
    Other income, net                               13                 52                 20                 71
                                          ------------       ------------       ------------       ------------
      Other expense, net                           (31)               (23)               (66)               (97)
                                          ------------       ------------       ------------       ------------

Loss before income taxes                        (1,555)              (917)            (2,605)            (1,084)
Benefit from income taxes                          107              3,758                107              3,758
                                          ------------       ------------       ------------       ------------

Net income (loss)                         $     (1,448)      $      2,841       $     (2,498)      $      2,674
                                          ============       ============       ============       ============

Earnings (loss) per share - diluted       $       (.09)      $        .17       $       (.15)      $        .16
                                          ============       ============       ============       ============
Basic earnings (loss) per share           $       (.09)      $        .17       $       (.15)      $        .16
                                          ============       ============       ============       ============

Weighted average shares and dilutive
   equivalents outstanding                  16,655,000         17,124,000         16,655,000         16,867,000
                                          ============       ============       ============       ============
Weighted average shares - basic             16,655,000         16,655,000         16,655,000         16,656,000
                                          ============       ============       ============       ============

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                      Six Months Ended
                                                                  -----------------------
                                                                  March 29,     March 30,
                                                                     2003          2002
=========================================================================================
OPERATING ACTIVITIES:
   Net income (loss)                                               $(2,498)      $ 2,674
   Charges to income not affecting cash:
      Depreciation and amortization                                  1,247         2,205
      Deferred revenues                                                113           227
      Loss on disposal of assets                                         7            --
      Accrued lawsuit settlement                                        --          (502)
   Income tax receivable                                             1,701        (3,758)
   Net change in receivables, inventories, payables and other        2,411          (620)
                                                                   -------       -------

NET CASH FROM OPERATING ACTIVITIES                                   2,981           226

INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                     (193)          (17)
   Proceeds from sales of furniture, fixtures and equipment             --            12
                                                                   -------       -------

NET CASH USED IN INVESTING ACTIVITIES                                 (193)           (5)

FINANCING ACTIVITIES:
   Payments on capital lease obligation                                (94)         (106)
   Payments on bank note payable                                        --        (1,150)
   Payment on note payable-other                                        --           (38)
                                                                   -------       -------

NET CASH USED IN FINANCING ACTIVITIES                                  (94)       (1,294)
                                                                   -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     2,694        (1,073)

Cash and cash equivalents at beginning of period                     1,175         2,861
                                                                   -------       -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                                 $ 3,869       $ 1,788
                                                                   =======       =======

Supplemental cash flow information
Cash paid for interest                                             $    89       $   144
Cash received from income tax refund                               $ 1,808            --

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a leading photo services company, dedicated to providing its customers with innovative ways to enjoy and use their photos, primarily through online and mail-order channels. The PhotoWorks service provides digital printing services and film processing to both traditional and digital camera users, primarily in the United States, providing customers with the easiest way to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the six-months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 28, 2002 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

NOTE B -- LIQUIDITY

      The Company has experienced significant revenue declines and has incurred operating losses in recent years. Cash flows from operations were positive in the first six months of fiscal 2003 and for the full fiscal year of 2002, unlike the previous three fiscal years. The fiscal 2003 and 2002 cash flow was impacted significantly by tax refunds received in January 2003 and July 2002, for $1,808,000 and $3,865,000, respectively. The Company has fully utilized its carryback potential for income taxes.

      Working capital as of March 29, 2003 was $2,355,000 compared to $3,792,000 as of September 28, 2002. While the Company has yet to return to profitability, management believes that its current cash balances and its projected cash flows from operations will be sufficient to fund operations for at least the next 12 months.

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

NOTE F - RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE G -- INCOME TAXES

      Due to the uncertainty of the recoverability of net deferred tax assets of $11,871,000, a valuation allowance has been recorded. The Company's net operating loss carryforwards are subject to limitations under Internal Revenue Code (IRC) Section 382.

      In March 2002, Congress enacted changes in the tax law that allowed the Company to carryback additional tax losses that resulted in tax refunds of $3,865,000, received in July 2002 and $1,808,000 received in January 2003. During the second quarter of fiscal 2003, an adjustment was made to the 2002 AMT calculation, resulting in an additional tax benefit of $107,000, which is recorded as income tax receivable.

NOTE H -- EARNINGS (LOSS) PER SHARE

      Earnings per share is computed based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Convertible preferred shares, outstanding warrants and stock options to purchase shares of common stock were excluded from the computations of loss per share because their effect was antidilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                               Second Quarter Ended                 Six Months Ended
                                                        ---------------------------------   ---------------------------------
                                                        March 29, 2003     March 30, 2002   March 29, 2003     March 30, 2002
=============================================================================================================================
Numerator for basic and diluted earnings per share:
   Net income (loss)                                     $ (1,448,000)      $ 2,841,000      $ (2,498,000)      $ 2,674,000
                                                         ============       ===========      ============       ===========

Denominator:
   Denominator for basic earnings
      per  share - weighted-average shares                 16,655,000        16,655,000        16,655,000        16,656,000

   Net effect of dilutive stock options                            --           469,000                --           211,000
                                                         ------------       -----------      ------------       -----------
   Denominator for diluted earnings per share              16,655,000        17,124,000        16,655,000        16,867,000
                                                         ============       ===========      ============       ===========

   Basic earnings (loss) per  share                      $       (.09)      $       .17      $       (.15)      $       .16
                                                         ============       ===========      ============       ===========
   Diluted earnings (loss) per share                     $       (.09)      $       .17      $       (.15)      $       .16
                                                         ============       ===========      ============       ===========

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

      In February 2000, shareholders approved the 1999 Stock Incentive Compensation Plan. Officers, directors, employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Pursuant to this plan, options may be granted to purchase up to 1,800,000 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted.

      Shares of Common Stock reserved for issuance under stock option plans totaled 3,686,840 at March 29, 2003, of which 718,452 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

      The Company applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options.

      Pro forma information regarding net income (loss) and diluted earnings
(loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                               March 29, 2003      March 30,2002
================================================================================
      Risk free interest rate                     2.78%               4.74%
      Expected volatility                       146.43%             148.85%
      Expected option life                        3.15 years          2.80 years
      Dividend yield                              0.00%               0.00%

      Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net income would have been reduced as follows:


                                                           Second Quarter Ended                  Six Months Ended
                                                    =================================   ==================================
                                                    March 29, 2003     March 30, 2002   March 29, 2003      March 30, 2002
                                                    ======================================================================
Net income (loss) as reported                       $  (1,448,000)     $   2,841,000    $  (2,498,000)      $   2,674,000
Deduct: Stock-based compensation as determined
   Under FAS 123                                         (115,000)          (156,000)        (270,000)           (336,000)
                                                    -------------      -------------    -------------       -------------
Pro forma net income (loss)                         $  (1,563,000)     $   2,685,000    $  (2,768,000)      $   2,338,000
                                                    =============      =============    =============       =============

Basic earnings (loss) per share as reported         $        (.09)     $         .17    $        (.15)      $         .16
                                                    =============      =============    =============       =============
Diluted earnings (loss) per share as reported       $        (.09)     $         .17    $        (.15)      $         .16
                                                    =============      =============    =============       =============
Pro forma basic earnings (loss) per share           $        (.09)     $         .16    $        (.17)      $         .14
                                                    =============      =============    =============       =============
Pro forma diluted earnings (loss) per share         $        (.09)     $         .16    $        (.17)      $         .14
                                                    =============      =============    =============       =============

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J -- CONTINGENCIES

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

      In July 2001, the ITC commenced enforcement and advisory opinion proceedings against the Company and several other respondents, based on a new complaint filed by Fuji with the ITC in late June 2001. This complaint alleges that the Company infringed certain claims of six of Fuji's patents on single use cameras, through the importation and sales of certain newly manufactured reloadable cameras. The complaint requests that the ITC determine that through these imports and sales, the Company violated the ITC's previous order. It also requests that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurred in an amount up to the maximum provided by the governing statute. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's reloadable camera infringes three patents owned by Fuji Photo Film Co., Ltd for single-use cameras, and also recommended that the Commission assess a penalty of $1.6 million for such infringement.

      Since that time, the Commission has upheld the infringement determination and is currently determining what, if any, penalty to assess. The Company expects the Commission's decision regarding any penalty assessment in 2003. Any action by the Commission is subject to further appeal to the Federal Circuit Court of Appeals. The Company believes it has strong arguments regarding the infringement determination and any penalty recommendation and intends to pursue such challenges to the extent it deems appropriate. As such, no accrual has been made at this time in the Company's financial statements for this matter. If the penalty amount is upheld, it would have a significantly negative impact on the financial condition, results of operations, and liquidity of the Company.

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

      The suit is at an early stage and management of the Company intends to contest the suit vigorously as to the complaint's substantive allegations. Although the Company believes the claim is without merit, it is not possible to predict an outcome at this time or the potential affect on its business or financial condition.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J -- CONTINGENCIES (Continued)

      Sharon Drinkard, et al vs. PhotoWorks, Inc. - A complaint was filed in March 2000, alleging that the Company had engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company, must be processed only by the Company and that replacement film is "free". Without admitting wrongdoing or liability, and for the sole purpose of compromising disputed claims and avoiding costs and risks of further litigation, PhotoWorks and the plaintiffs, who represented the Class, agreed to a settlement which was approved by the Court in July 2001. In fiscal 2001, the Company accrued a total of $675,000 related to the future distribution of 900,000 rolls of film pursuant to the terms of the final settlement. As of September 28, 2002, the Company had distributed approximately $675,000 of film, thus fully discharging its liability under the settlement terms and therefore does not impact fiscal 2003 results.

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

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

      This report contains forward-looking statements that relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect the Company's management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the ability to generate cash to fund operating activities or obtain additional funding; effective execution of product launches or marketing programs, pricing and other activities by competitors; economic and industry factors, system performance problems due to technical difficulties, and other risks including those described in the Company's Annual Report on Form 10-K and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading photo services company dedicated to providing its customers with innovative ways to enjoy and use their photos. The Company offers an array of complementary services and products, primarily under the brand names PhotoWorks(R) and Seattle FilmWorks(R).

      To promote its services and products, the Company relies primarily on direct marketing via mail and online email programs. Management believes its complementary value-added services and products promote customer loyalty and increase customer demand. The Company strives to increase both average order size and order frequency by informing its existing customer base of its integrated array of services and products. The Company also believes that the online archive provides an opportunity to monetize its customer's "personal equity" through photo output, in the form of prints, reprints, and gifts for traditional and digital camera users. The Company's commitment to expanding its digital service and product offerings is intended to support this strategy. The Company uses email and other direct-marketing media to effectively communicate with both its existing and inactive customers.

      The net loss for the first six months of fiscal 2003 was $2,498,000, or a loss of $.15 per share, compared to net income of $2,674,000 or earnings of $.16 per share for the first six months of fiscal 2002. The second quarter of 2002 included a tax benefit of $3,758,000 related to tax years 2001 and 2002.

      Operating results may fluctuate in the future due to changes in the mix of sales, marketing and promotional activities, introductions of new products, research and development requirements, actions by competitors, price increases by suppliers, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic and political conditions and other factors.

      Demand for the Company's services and products is generally seasonal. However, seasonality of demand may be offset by changes in the effectiveness of marketing programs, the introduction of new services and products, actions by competitors, production difficulties and other factors. Net income is affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix, and the Company's practice of relatively higher marketing expenditures prior to the summer months.

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

      Allowance for Doubtful Accounts

      The allowance for doubtful accounts is based on the Company's historical loss percentage for bad debts as a percentage of sales with consideration given to the aging of the receivables. Additionally, we review customers with large past due balances on at least a monthly basis. Based on our assessment of the financial condition of such customers, past payment history, and other circumstances, we record a specific allowance for those accounts that we determine may be uncollectible. We are unable to predict changes in the financial condition of our customers, or general economic conditions. Accordingly, if circumstances related to either of these change, our estimate of an appropriate allowance for doubtful accounts could be materially affected and we may be required to record additional allowances.

      Reserve for Obsolete Inventory

      Management regularly assesses the valuation of the Company's inventory and writes down those inventories that are obsolete, or in excess of forecasted usage, to their estimated realizable value. A reserve for obsolescence is recorded against inventory for any film or paper inventories that are nearing their expiration dates. Additional reserves are recorded for slow-moving or discontinued stock to the extent it is estimated the materials may go unused based on historical inventory turnover, planned changes in marketing promotions or other anticipated changes in product mix over the next year, seasonality, or other factors. Estimates of future usage are based on estimates of future sales and product mix. If actual sales or product mix differs from management's estimates, the Company may need to record additional reserves for obsolete inventory.

      Deferred Revenues

      The Company's deferred revenues relate primarily to a Frequent Customer Program, which the Company began testing during the second quarter of fiscal 2002. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer receives free processing on their next roll of film. For each roll of film for which the processing is paid under this program, the Company defers a portion of the revenue received and recognizes the revenue upon processing of the free roll, so that revenue from customers in this program is recognized ratably over all film rolls processed. Although management believes it is unlikely that all customers in this program will process the requisite number of rolls that entitle them to the free processing, because this program is new, management does not believe it has adequate historical data on which to estimate a percentage of customers that will not achieve this benefit and has, accordingly, deferred the maximum amount of revenue. As more information is obtained, management may be able to determine this percentage within a reasonable range and reduce its deferral of revenues under this program accordingly. Such a reduction may have a material impact on the reported revenues of the Company in the period the reduction is recognized.

      Deferred Tax Assets

      The Company has net deferred tax assets totaling $11,871,000, comprised primarily of net operating loss carryforwards. Due to its recent history of operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, management has recorded a valuation allowance of $11,871,000 against its net deferred tax assets.

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

                                 Second Quarter Ended        Six Months Ended
                                ----------------------    ----------------------
                                March 29,    March 30,    March 29,    March 30,
                                  2003         2002         2003         2002
================================================================================
Net revenues                     100.0%       100.0%       100.0%       100.0%
Cost of goods and services        84.3         80.2         80.5         78.3
                                 -----        -----        -----        -----

Gross profit                      15.7         19.8         19.5         21.7

Operating expenses:
   Marketing                       7.5         10.2          9.5          9.2
   Research and development       11.0          4.4          8.4          4.1
   General and administrative     20.6         14.8         18.7         13.2
                                 -----        -----        -----        -----
     Total operating expenses     39.1         29.4         36.6         26.5
                                 -----        -----        -----        -----

Loss from Operations             (23.4)        (9.6)       (17.1)        (4.8)

Total other expense                (.5)         (.3)         (.4)         (.5)
                                 -----        -----        -----        -----

Loss before income taxes         (23.9)        (9.9)       (17.5)        (5.3)
Benefit from income taxes          1.6         40.6           .7         18.5
                                 -----        -----        -----        -----

Net income (loss)                (22.3)%       30.7%       (16.8)%       13.2%
                                 =====        =====        =====        =====

      Net revenues for the second quarter of fiscal 2003 were $6,500,000, compared to net revenues of $9,269,000 in the second quarter of fiscal 2002. For the six months ended March 29, 2003, net revenues were $14,853,000 compared to $20,332,000 for the same period of fiscal 2002. The decline in net revenues was primarily due to lower film processing volumes and it is expected that this trend will continue. Management believes that travel and leisure activities were affected by events surrounding the war in Iraq and thereby contributed to a reduction in overall film processing volumes. In addition, the transition from film to digital cameras has been a factor in the declining film processing volumes for the photofinishing industry. The lower film processing volumes were slightly offset by increases in net revenues from digital printing services. In the second quarter of fiscal 2003, net revenues from digital printing services increased to approximately 9% of net revenues, or $582,000, compared to $186,000 or 2% of net revenues in the second quarter of fiscal 2002. For the first six months of fiscal 2003, net revenues from digital printing services were 9% of net revenues, or $1,333,000, compared to $678,000 or 3% of net revenues in the prior year. In addition, net revenues for the second quarter of the prior year included approximately $624,000 from sales of the Company's preloaded cameras. There were no sales of preloaded cameras in the current fiscal year. Net revenues in the second quarter of fiscal 2002 also include approximately $232,000 from retail locations that were closed during the last twelve months. The Company expects to close additional retail locations over the next six to nine months.

      Cost of goods and services consists of labor, processing materials and supplies, shipping and handling costs and fixed operating costs related to the Company's services and products. Gross profit in the second quarter of fiscal 2003 decreased to 15.7% compared to 19.8% of net revenues in the second quarter of fiscal 2002. For the first six months of fiscal 2003, gross profit decreased to 19.5% compared to 21.7% for the same period of fiscal 2002. The decrease in gross margin was primarily due to lower revenues (in absolute dollars) and lower margins on certain digital print services, primarily the Company's $.19 digital print price promotion which was effective through March 31, 2003. Gross profit fluctuates due to the seasonality of processing volumes and revenues against fixed production costs associated with equipment, facilities and other overhead costs related to services and products.

      Total operating expenses in the second quarter of fiscal 2003 decreased to $2,547,000 compared to $2,728,000 in the second quarter of fiscal 2002. For the first six months of fiscal 2003, total operating expenses increased slightly to $5,437,000 compared to $5,394,000 for the same period of fiscal 2002. The decrease in operating expenses in the second quarter was primarily due to a reduction in marketing and general and administrative expenses, partially offset by increased expenditures for research and development related to digital services and products. Future periods may reflect increased or decreased operating costs due the timing and magnitude of research and development, marketing and other activities.

      Marketing expenses in the second quarter of fiscal 2003 decreased to $493,000 compared to $946,000 in the second quarter of fiscal 2002. For the first six months of fiscal 2003, marketing expenses decreased to $1,412,000 compared to $1,880,000 for the same period in fiscal 2002. Marketing expenditures in fiscal 2003 were lower primarily due to the Company's focus on its existing customers through targeted retention and reactivation programs. The Company continues to test and evaluate new marketing programs designed to effectively acquire new customers and promote the Company's digital products and services. Overall marketing expenditures for fiscal 2003 are expected to be lower as compared to fiscal 2002.

      Research and development expenses increased to $715,000 for the second quarter of fiscal 2003 compared to $412,000 in the second quarter of fiscal 2002. For the first six months of fiscal 2003, research and development costs increased to $1,251,000 as compared to $828,000 for the same period of fiscal 2002. The increase was due primarily to investments in new digital services. Current projects focus on digital-related products that management believes offer digital camera users with solutions to their digital imaging needs and products that offer film-based customers the convenience of digital services. Research and development expenses consist primarily of costs incurred in developing solutions for digital print services, online photo archiving and sharing services, image management and creating equipment necessary to provide customers with new digital photographic services and products. Expenditures for fiscal 2003 are expected to be greater than fiscal 2002.

      General and administrative expenses decreased slightly to $1,339,000 for the second quarter of fiscal 2003 compared to $1,370,000 for the second quarter of fiscal 2002. For the six months ended March 29, 2003, general and administrative expenses increased to $2,774,000 compared to $2,686,000 for the same period of fiscal 2002. The year-to date increase was primarily related to increases in information and technology services to support the Company's digital initiatives. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

      In March 2002, Congress enacted changes in the tax law that allowed the Company to carryback additional tax losses that resulted in tax refunds of $3,865,000, received in July 2002 and $1,808,000 received in January 2003. During the second quarter of fiscal 2003, an adjustment was made to the 2002 AMT calculation, resulting in an additional tax benefit of $107,000, which is recorded as income tax receivable.

Liquidity and Capital Resources

      As of May 3, 2003, the Company's principal source of liquidity included approximately $3,848,000 in cash and cash equivalents. In addition, during the first six months of fiscal 2003, the Company generated cash from operating activities of $2,981,000 compared to $226,000 in the first six months of fiscal 2002. The increase was primarily due to a tax refund received in January 2003 of $1,808,000 and certain expenditures made in September 2002 of $3,455,000, primarily for prepayment of postage and other shipping costs and maintenance contracts, which are being utilized in fiscal 2003. As of March 29, 2003, approximately $600,000 of the prepaid expenditures remains.

      The Company currently anticipates that existing cash and cash equivalents and projected future cash flows from operations will be sufficient to fund its operations, including any capital expenditures, through at least the next twelve months. However, if the Company does not generate sufficient cash from operations to satisfy its ongoing expenses, the Company may be required to seek external sources of financing or refinance its obligations. Possible sources of financing include the sale of equity securities or bank borrowings. There can be no assurance that the Company will be able to obtain adequate financing in the future.

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd. on February 13, 1998, and legal proceeding filed by Massachusetts Institute of Technology on April 25, 2002, see Note J of Notes to Consolidated Financial Statements in Part I above.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      On February 4, 2003, the Company held its annual meeting of shareholders. The shareholders acted on the following matters at the annual meeting.

      The following individuals were elected to the Company's Board of Directors, to hold office until his respective successor is duly elected and qualified. The number of votes cast, the number of votes withheld, and the number of broker non-votes are listed below.

                                          For          Withheld        Non-votes
                                     ----------        ---------       ---------
      Douglas M. Rowan               16,543,314        1,145,570          N/A
      Matthew A. Kursh               16,242,539        1,446,345          N/A
      Douglas A. Swerland            16,441,809        1,247,075          N/A

      Proposal to approve the amendment to the Company's 1999 Stock Incentive Compensation Plan to increase by 500,000 the aggregate number of shares of Common Stock available for issuance under the plan, received the following votes:

      For                           15,484,309
      Against                        2,067,623
      Abstain                          136,952
      Broker non votes:                      0

      The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending September 27, 2003 received the following votes:

      For                           17,362,697
      Against                           17,525
      Abstain                          308,662
      Broker non-votes                       0

ITEM 5 - CONTROLS AND PROCEDURES

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

                                                       PHOTOWORKS, INC.


DATED: May 13, 2003                               /s/ Gary R. Christophersen
                                            ------------------------------------
                                                     Gary R. Christophersen
                                            Chief Executive Officer and Chairman
                                                (Principal Executive Officer)


                                                   /s/ Loran Cashmore Bond
                                            ------------------------------------
                                                     Loran Cashmore Bond
                                                Vice President Administration
                                             Treasurer/Chief Accounting Officer

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


             /s/ LORAN CASHMORE BOND
      -------------------------------------
                Loran Cashmore Bond
          Acting Chief Financial Officer

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                          Quarterly Report on Form 10-Q
                      For The Quarter Ended March 29, 2003

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

4.1         Rights Agreement dated December 16, 1999 between the Registrant and
            Chase Mellon Shareholder Services L.L.C., as Rights Agent
            (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

99.1        Financial statement certification                                             21