Form 10-Q
period 2003-06-28
PHOTOWORKS INC /WA
filed 2003-08-12
CIK 791050

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2003        Commission file No. 0-15338
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

Yes |X| No |_|

      As of August 1, 2003, there were issued and outstanding 16,660,285 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 18

                                PHOTOWORKS, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I -- FINANCIAL INFORMATION

    Item 1 - Financial Statements                                         3-11

         Consolidated Balance Sheets as of June 28, 2003
           and September 28, 2002                                          3-4

         Consolidated Statements of Operations for the third quarter
           and nine months ended June 28, 2003 and June 29, 2002            5

         Consolidated Statements of Cash Flows for the nine months
           ended June 28, 2003 and June 29, 2002                            6

         Notes to Consolidated Financial Statements                       7-11

    Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  12-15

PART II -- OTHER INFORMATION

    Item 1 - Legal Proceedings                                             16

    Item 5 - Controls and Procedures                                       16

    Item 6 - Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                 17

INDEX TO EXHIBITS                                                          18

CERTIFICATIONS                                                            19-21

                        PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     (UNAUDITED)     (NOTE)
                                                                       June 28,   September 28,
ASSETS                                                                   2003         2002
===============================================================================================
CURRENT ASSETS
     Cash and cash equivalents                                         $ 4,585       $ 1,175
     Income tax receivable (Note G)                                        107         1,808
     Accounts receivable, net of allowance for doubtful accounts            72           548
     Inventories                                                           716           934
     Prepaid expenses and other                                            401         4,011
                                                                       -------       -------

TOTAL CURRENT ASSETS                                                     5,881         8,476

FURNITURE, FIXTURES, AND EQUIPMENT,
     at cost, less accumulated depreciation                              2,043         3,346

TOTAL ASSETS                                                           $ 7,924       $11,822
                                                                       =======       =======

Note: The September 28, 2002 consolidated balance sheet has been derived from audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K for the year ended September 28, 2002.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                     CONSOLIDATED BALANCE SHEETS (continued)
                 (in thousands, except per share and share data)

                                                                     (UNAUDITED)      (NOTE)
                                                                       June 28,     September 28,
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                           2003           2002
=================================================================================================
CURRENT LIABILITIES
    Accounts payable                                                   $  1,583       $  2,024
    Accrued compensation                                                  1,063          1,392
    Accrued ITC penalty                                                   1,600             --
    Accrued taxes                                                           150            150
    Other accrued expenses                                                  485            495
    Deferred revenues                                                       582            529
    Income taxes payable                                                     25             --
    Capital lease obligations                                                --             94
                                                                       --------       --------

TOTAL CURRENT LIABILITIES                                                 5,488          4,684

    Subordinated convertible debentures                                   2,500          2,500
                                                                       --------       --------

TOTAL LIABILITIES                                                         7,988          7,184

COMMITMENTS AND CONTINGENCIES (Note J)

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
      issued and outstanding 15,000                                          --             --
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,660,285                             167            167
    Additional paid-in capital                                           15,803         15,802
    Retained earnings (deficit)                                         (16,034)       (11,331)
                                                                       --------       --------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                        (64)         4,638
                                                                       --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   $  7,924       $ 11,822
                                                                       ========       ========

Note: The September 28, 2002 consolidated balance sheet has been derived from audited consolidated financial statements at that date included in the Company's Annual Report on Form 10-K for the year ended September 28, 2002.

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                               Third Quarter Ended                    Nine Months Ended
                                         -------------------------------       -------------------------------
                                           June 28,           June 29,           June 28,            June 29,
                                             2003               2002               2003                2002
==============================================================================================================
Net revenues                             $      6,987       $     10,514       $     21,840       $     30,846
Cost of goods and services                      4,939              7,657             16,894             23,582
                                         ------------       ------------       ------------       ------------

Gross profit                                    2,048              2,857              4,946              7,264

Operating expenses:
   Marketing                                      543              1,779              1,955              3,659
   Research and development                       774                400              2,025              1,228
   General and administrative                   1,285              1,571              4,059              4,257
   ITC penalty                                  1,600               --                1,600               --
                                         ------------       ------------       ------------       ------------
      Total operating expenses                  4,202              3,750              9,639              9,144
                                         ------------       ------------       ------------       ------------

Loss from operations                           (2,154)              (893)            (4,693)            (1,880)

Other income (expense):
   Interest expense                               (43)               (67)              (129)              (235)
   Other income, net                               17                 35                 37                106
                                         ------------       ------------       ------------       ------------
      Total other expense, net                    (26)               (32)               (92)              (129)
                                         ------------       ------------       ------------       ------------

Loss before income taxes                       (2,180)              (925)            (4,785)            (2,009)
Income tax benefit (expense)                      (25)               484                 82              4,242
                                         ------------       ------------       ------------       ------------
Net income (loss)                        $     (2,205)      $       (441)      $     (4,703)      $      2,233
                                         ============       ============       ============       ============

Earnings (loss) per share                $       (.13)      $       (.03)      $       (.28)      $        .13
                                         ============       ============       ============       ============
Earnings (loss) per share - diluted      $       (.13)      $       (.03)      $       (.28)      $        .13
                                         ============       ============       ============       ============

Weighted average shares                    16,657,000         16,655,000         16,656,000         16,655,000
                                         ============       ============       ============       ============
Weight average shares and diluted
  equivalents outstanding                  16,657,000         16,655,000         16,656,000         17,060,000
                                         ============       ============       ============       ============

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                      Nine Months Ended
                                                                   ----------------------
                                                                   June 28,      June 29,
                                                                     2003          2002
=========================================================================================
OPERATING ACTIVITIES:
   Net income (loss)                                               $(4,703)      $ 2,233
   Charges to income not affecting cash:
      Depreciation and amortization                                  1,566         2,999
      Deferred revenues                                                 53           416
      Accrued ITC penalty                                            1,600            --
      Accrued lawsuit settlement                                        --          (675)
   Income taxes receivable/payable                                   1,726        (4,242)
   Net change in receivables, inventories, payables and other        3,524          (152)
                                                                   -------       -------

NET CASH FROM OPERATING ACTIVITIES                                   3,766           579

INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                     (263)          (17)
   Proceeds from sales of furniture, fixtures and equipment             --            66
                                                                   -------       -------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                          (263)           49

FINANCING ACTIVITIES:
   Payments on capital lease obligation                                (94)         (151)
   Payments on bank note payable                                        --        (1,525)
   Payment on note payable - other                                      --           (38)
   Proceeds from issuance of Common Stock                                1            --
                                                                   -------       -------

NET CASH USED IN FINANCING ACTIVITIES                                  (93)       (1,714)
                                                                   -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     3,410        (1,086)

Cash and cash equivalents at beginning of period                     1,175         2,861
                                                                   -------       -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                $ 4,585       $ 1,775
                                                                   =======       =======

Supplemental cash flow information
Cash paid for interest                                             $    89       $   166
Cash received from income tax refund                               $ 1,808            --

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a leading photo services company, dedicated to providing its customers with innovative ways to enjoy and use their photos, primarily through online and mail-order channels. The PhotoWorks service provides digital printing services and film processing to both traditional and digital camera users, primarily in the United States, providing customers with the easiest way to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the PhotoWorks(R) brand name.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the nine-months ended June 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2003. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 28, 2002 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

NOTE B -- LIQUIDITY

      The Company has experienced significant revenue declines and has incurred operating losses in recent years. Cash flows from operations were positive in the first nine months of fiscal 2003 and for the full fiscal year of 2002, unlike the previous three fiscal years, primarily due to tax refunds received in January 2003 and July 2002, for $1,808,000 and $3,865,000, respectively. The Company has fully utilized its carryback potential for income taxes.

      Working capital as of June 28, 2003 was $393,000 compared to $3,792,000 as of September 28, 2002. Working capital was significantly impacted by an accrual for $1,600,000 to record a penalty assessed by the ITC in May 2003 (see Note J). If the Company is required to pay the $1,600,000 penalty, it will have a material impact on the financial condition and liquidity of the Company.

      While the Company has yet to return to profitability, management believes that its current cash balances and its projected cash flows from operations will be sufficient to fund operations in the near term.

NOTE C -- DEFERRED REVENUES

      The Company defers revenue related primarily to a Frequent Customer Program, which the Company began testing during the second quarter of fiscal 2002. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer receives free processing on their next roll of film. For each roll of film for which the processing is paid under this program, the Company defers a portion of the revenue received and recognizes this upon processing of the free roll, so that revenue from customers in this program is recognized ratably over all film rolls processed. Management currently plans to discontinue this program by the end of the first quarter of fiscal 2004.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE D -- INVENTORIES

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies.

NOTE E -- SEGMENT REPORTING

      The Company currently operates in one business segment.

NOTE F - RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE G -- INCOME TAXES

      Due to the uncertainty of the recoverability of net deferred tax assets of $12,013,000, a valuation allowance for the same amount has been recorded. The Company's net operating loss carryforwards are subject to limitations under Internal Revenue Code (IRC) Section 382.

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

      The Company recorded $25,000 in the third quarter of fiscal 2003 for estimated income taxes payable as a result of alternative minimum tax calculations for fiscal 2003.

NOTE H -- EARNINGS (LOSS) PER SHARE

      Earnings per share is computed based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Convertible preferred shares, outstanding warrants and stock options to purchase shares of common stock were excluded from the computations of loss per share because their effect was antidilutive.

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                Third Quarter Ended                    Nine Months Ended
                                                         --------------------------------      -------------------------------
                                                         June 28, 2003      June 29, 2002      June 28, 2003     June 29, 2002
==============================================================================================================================
Numerator for basic and diluted earnings per share:
     Net income (loss)                                   $ (2,205,000)      $   (441,000)      $ (4,703,000)      $ 2,233,000
                                                         ============       ============       ============       ===========

Denominator:
     Denominator for basic earnings
          per  share - weighted-average shares             16,657,000         16,655,000         16,656,000        16,655,000

        Net effect of dilutive stock options                       --                 --                 --           405,000
                                                         ------------       ------------       ------------       -----------
        Denominator for diluted earnings per share         16,657,000         16,655,000         16,656,000        17,060,000
                                                         ============       ============       ============       ===========

        Basic earnings (loss) per  share                 $       (.13)      $       (.03)      $       (.28)      $       .13
                                                         ============       ============       ============       ===========
        Diluted earnings (loss) per share                $       (.13)      $       (.03)      $       (.28)      $       .13
                                                         ============       ============       ============       ===========

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

      Shares of Common Stock reserved for issuance under these stock option plans totaled 3,681,840 at June 28, 2003, of which 671,146 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

      The Company applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for stock options.

      Pro forma information regarding net income (loss) and earnings (loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                            June 28, 2003          June 29, 2002
================================================================================

      Risk free interest rate                  1.51%                  3.49%
      Expected volatility                    147.59%                134.82%
      Expected option life                     3.13 years             2.79 years
      Dividend yield                           0.00%                  0.00%

      Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net income would have been reduced as follows:

                                                                    Third Quarter Ended                  Nine Months Ended
                                                       --------------------------------------    --------------------------------
                                                            June 28, 2003       June 29, 2002    June 28, 2003      June 29, 2002
                                                       ==========================================================================
Net income (loss) as reported                               $  (2,205,000)      $    (441,000)   $  (4,703,000)     $   2,233,000
Add: Stock-based compensation expense
    included in net income, net of related tax effects                 --                  --               --                 --
Deduct: Stock-based compensation as determined
    under FAS 123, net of related tax effects                     (89,000)            (90,000)        (357,000)          (424,000)
                                                            -------------       -------------    -------------      -------------
Pro forma net income (loss)                                 $  (2,294,000)      $    (531,000)   $  (5,060,000)     $   1,809,000
                                                            =============       =============    =============      =============

Basic earnings (loss) per share as reported                 $        (.13)      $        (.03)   $        (.28)     $         .13
                                                            =============       =============    =============      =============
Diluted earnings (loss) per share as reported               $        (.13)      $        (.03)   $        (.28)     $         .13
                                                            =============       =============    =============      =============
Pro forma basic earnings (loss) per share                   $        (.14)      $        (.03)   $        (.30)     $         .11
                                                            =============       =============    =============      =============
Pro forma diluted earnings (loss) per share                 $        (.14)      $        (.03)   $        (.30)     $         .11
                                                            =============       =============    =============      =============

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J -- CONTINGENCIES

      Fuji Photo Film Co., Ltd - The Company was a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleged that a number of companies, including the Company's OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting the Company and its subsidiaries from importing and selling imported recycled single-use cameras. The Company appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals and that Court issued a decision in November 2001, upholding the order against the Company.

      In July 2001, the ITC commenced enforcement and advisory opinion proceedings against the Company and several other respondents, based on a complaint filed by Fuji with the ITC. This complaint alleged that the Company infringed certain claims of six of Fuji's patents on single use cameras, through the importation and sale of certain newly manufactured reloadable cameras. The complaint requested that the ITC determine that, through these imports and sales, the Company violated the ITC's previous order. It also requested that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurred in an amount up to the maximum provided by the governing statute. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's reloadable camera infringes three patents owned by Fuji Photo Film Co., Ltd for single-use cameras and recommended that the Commission assess a penalty of $1.6 million for such infringement.

      The Commission upheld the infringement determination and, in May 2003, upheld the penalty assessment of $1,600,000. As such, the Company accrued the $1,600,000 penalty assessment in the third quarter of fiscal 2003. This action by the International Trade Commission has been appealed to the Federal District Court of Appeals. The Company believes it has strong arguments regarding the infringement determination and penalty assessment and intends to pursue such challenges to the extent it deems appropriate. If the Company is required to pay the penalty amount, it would have a significantly negative impact on the financial condition and liquidity of the Company.

      Washington Department of Revenue - The Company has an outstanding tax issue with the Washington State Department of Revenue related to use taxes owed as a result of advertising materials, including order forms, mailed to out-of-state customers. The Company is seeking resolution of the issues involved, primarily related to future periods, as this is an ongoing issue for the Company for tax reporting periods after January 1, 1998. That is, it is reasonable that a future routine audit by the Department of Revenue will result in a further use tax assessment unless the issue can be resolved in a manner favorable to the Company prior to such audit assessment. The Company believes its accrual of approximately $150,000 is adequate for possible assessments related to the outstanding issue.

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

      In July 2003, without admitting wrongdoing or liability, and for the sole purpose of settling disputed claims and avoiding costs and risks of further litigation, PhotoWorks and Electronics for Imaging agreed to a settlement amount of $90,000, payable in two payments of $45,000. The full settlement amount was recorded as an expense in the third quarter of fiscal 2003. The first payment is due in August 2003 and the second payment is due in August 2004.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J -- CONTINGENCIES (Continued)

      Sharon Drinkard, et al vs. PhotoWorks, Inc. - A complaint was filed in March 2000, alleging that the Company had engaged in unfair and deceptive practices by allegedly misrepresenting that film received from the Company, must be processed only by the Company and that replacement film is "free". Without admitting wrongdoing or liability, and for the sole purpose of compromising disputed claims and avoiding costs and risks of further litigation, PhotoWorks and the plaintiffs, who represented the Class, agreed to a settlement which was approved by the Court in July 2001. In fiscal 2001, the Company accrued a total of $675,000 related to the future distribution of 900,000 rolls of film pursuant to the terms of the final settlement. As of September 28, 2002, the Company had distributed approximately $675,000 of film, thus fully discharging its liability under the settlement.

      Although the Company believes it has a reasonable position relative to the unresolved claims listed above, it is not possible to predict an outcome at this time or the potential affect on its business or financial condition. The Company's defense of these claims will cause it to incur additional legal expenses.

      The Company is also involved in various routine legal proceedings in the ordinary course of its business.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

      This report contains forward-looking statements that relate to future events, product or service offerings, or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect Company management's expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the ability to generate cash to fund operating activities or obtain additional funding, effective execution of product launches or marketing programs, pricing and other activities by competitors, economic and industry factors, system performance problems due to technical difficulties, and other risks, including those described in the Company's Annual Report on Form 10-K and those described in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading photo services company dedicated to providing its customers with innovative ways to enjoy and use their photos. PhotoWorks is committed to helping digital photographers capture, manage, store, and share their images and enjoy professional-quality prints. The Company offers an array of complementary services and products, primarily under the PhotoWorks(R) brand name.

      The net loss for the first nine months of fiscal 2003 was $4,703,000, or a loss of $.28 per share, compared to net income of $2,233,000, or earnings of $.13 per share for the first nine months of fiscal 2002. The fiscal 2003 results include a non-cash charge in the third quarter of $1,600,000 as the result of a penalty assessment issued by the International Trade Commission in May 2003 (see Note J in Notes to Consolidated Financial Statements). The prior year results included tax benefits of $4,242,000 related to refunds received for tax years 2001 and 2002, pursuant to the "Job Creation and Worker Assistance Act."

      Operating results may fluctuate in the future due to changes in the mix of sales, marketing and promotional activities, introductions of new products, research and development requirements, actions by competitors, price increases by suppliers, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic and political conditions, and other factors.

      Demand for the Company's services and products is generally seasonal. However, seasonality of demand may be offset by changes in the effectiveness of marketing programs, the introduction of new services and products, actions by competitors and other factors. Operating results are affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix, and product development and marketing expenditures.

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

      Deferred Revenues

      The Company's deferred revenues relate primarily to a Frequent Customer Program, which the Company began testing during the second quarter of fiscal 2002. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer receives free processing on their next roll of film. For each roll of film for which the processing is paid under this program, the Company defers a portion of the revenue received and recognizes the revenue upon processing of the free roll, so that revenue from customers in this program is recognized ratably over all film rolls processed. Management believes it is unlikely that all customers in this program will process the requisite number of rolls that entitle them to the free processing. However, because there was not historical data on which to estimate a percentage of customers that would not achieve this benefit the Company was deferring the maximum amount of revenue. During the third quarter of fiscal 2003, management believed it had obtained adequate information on certain customer segments to begin reducing the percentage of revenue deferred for these groups. As this program nears its expiration in December 2004 and more information is obtained, management will likely reduce this percentage within a reasonable range and reduce its deferral of revenues under this program accordingly. Such a reduction may have a material impact on the reported revenues of the Company in the period the reduction is recognized.

      Deferred Tax Assets

      The Company has net deferred tax assets totaling $12,013,000, comprised primarily of net operating loss carryforwards. Due to its recent history of operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, management has recorded a valuation allowance of $12,013,000 against its net deferred tax assets.

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

                                   Third Quarter Ended         Nine Months Ended
                                  ---------------------     ---------------------
                                  June 28,     June 29,     June 28,     June 29,
                                    2003         2002         2003         2002
-===============================================================================
Net revenues                       100.0%       100.0%       100.0%       100.0%
Cost of goods and services          70.7         72.8         77.4         76.5
                                   -----        -----        -----        -----

Gross profit                        29.3         27.2         22.6         23.5

Operating expenses:
   Marketing                         7.7         16.9          8.9         11.8
   Research and development         11.1          3.8          9.3          4.0
   General and administrative       18.4         15.0         18.6         13.8
   ITC penalty                      22.9           --          7.3           --
                                   -----        -----        -----        -----
     Total operating expenses       60.1         35.7         44.1         29.6
                                   -----        -----        -----        -----

Loss from operations               (30.8)        (8.5)       (21.5)        (6.1)

Total other expense                  (.4)         (.3)         (.4)         (.4)
                                   -----        -----        -----        -----

Loss before income taxes           (31.2)        (8.8)       (21.9)        (6.5)
Income tax benefit (expense)         (.4)         4.6           .4         13.7
                                   -----        -----        -----        -----

Net income (loss)                  (31.6)%       (4.2)%      (21.5)%        7.2%
                                   =====        =====        =====        =====

      Net revenues for the third quarter of fiscal 2003 were $6,987,000, compared to net revenues of $10,514,000 in the third quarter of fiscal 2002. For the nine months ended June 28, 2003, net revenues were $21,840,000 compared to $30,846,000 for the same period of fiscal 2002. The decline in net revenues was primarily due to lower film processing volumes and it is expected that this trend will continue. Management believes that travel and leisure activities were affected by events surrounding the war in Iraq and thereby contributed to a reduction in overall film processing volumes. In addition, the transition from film to digital cameras has been a factor in the declining film processing volumes for the photofinishing industry. The lower film processing volumes were slightly offset by increases in net revenues from digital printing services. In the third quarter of fiscal 2003, net revenues from digital printing services increased to approximately $586,000, or 8.4% of net revenues, compared to $247,000 or 2.3% of net revenues in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, net revenues from digital printing services were $1,946,000 or 8.9% of net revenues, compared to $951,000 or 3.1% of net revenues in the prior year. In addition, net revenues for the third quarter of the prior year included approximately $643,000 from sales of the Company's preloaded cameras. There were no sales of preloaded cameras in the current fiscal year. Net revenues in the third quarter of fiscal 2002 also include approximately $218,000 from retail locations that were closed during the last twelve months. Over the past two years, the Company has closed a majority of its retail stores and plans to close its remaining eight retail store locations by the end of September 2003. The costs associated with store closures are not expected to be material to the operating results of the Company.

      Cost of goods and services consists of labor, processing materials and supplies, shipping and handling costs and fixed operating costs related to the Company's services and products. Gross profit in the third quarter of fiscal 2003 increased to 29.3% compared to 27.2% of net revenues in the third quarter of fiscal 2002. The increase was due primarily to lower labor and material costs from efficiencies in digital printing plus lower customer service and other overhead costs due to cost savings initiatives. In addition, margin on certain digital print services increased due to higher selling prices in the third quarter of fiscal 2003. Prior to the third quarter, the Company was marketing an introductory $.19 print offer for 4 x 6 digital prints. The Company currently offers 4 x 6 digital prints at a price of $.29. For the first nine months of fiscal 2003, gross profit decreased to 22.6% compared to 23.5% for the same period of fiscal 2002. The decrease in gross margin year-to-date was primarily due to lower revenues (in absolute dollars) and lower margins on certain digital print services, primarily the Company's $.19 digital print price promotion which was effective through March 31, 2003. Gross profit fluctuates due to the seasonality of processing volumes and revenues against fixed production costs associated with equipment, facilities and other overhead costs related to services and products.

      Total operating expenses in the third quarter of fiscal 2003 increased to $4,202,000 compared to $3,750,000 in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, total operating expenses increased to $9,639,000 compared to $9,144,000 for the same period of fiscal 2002. The increase in operating expenses in the third quarter was primarily due to a $1,600,000 penalty assessment by the ITC that was recorded in the third quarter of fiscal 2003 (see Note J in Notes to Consolidated Financial Statements). Exclusive of the ITC penalty, operating costs in the third quarter decreased compared to the prior year to $2,602,000. The fiscal 2003 periods reflect a reduction in marketing and general and administrative expenses, partially offset by increased expenditures for research and development related to new digital services and products. Future operating costs may fluctuate due to the timing and magnitude of research and development, marketing and other activities.

      Marketing expenses in the third quarter of fiscal 2003 decreased to $543,000 compared to $1,779,000 in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, marketing expenses decreased to $1,955,000 compared to $3,659,000 for the same period in fiscal 2002. Marketing expenditures in fiscal 2003 were lower primarily due to the Company's focus on its existing customers through targeted retention and reactivation programs. The Company continues to test and evaluate new marketing programs and generate awareness through public relations efforts to effectively acquire new customers and promote the Company's digital products and services. Marketing expenditures for fiscal 2003 are expected to be lower as compared to fiscal 2002.

      Research and development expenses increased to $774,000 for the third quarter of fiscal 2003 compared to $400,000 in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, research and development costs increased to $2,025,000 as compared to $1,228,000 for the same period of fiscal 2002. The increase was due primarily to investments in new digital related services. Research and development expenses consist primarily of costs incurred in developing solutions for digital print services, online photo archiving and sharing services, image management and creating equipment necessary to provide customers with new digital photographic services and products. Current projects focus on digital-related products that management believes offer digital camera users with solutions to their digital imaging needs and products that offer film-based customers the convenience of digital services.

      General and administrative expenses decreased to $1,285,000 for the third quarter of fiscal 2003 compared to $1,571,000 for the third quarter of fiscal 2002. For the nine months ended June 28, 2003, general and administrative expenses decreased to $4,059,000 compared to $4,257,000 for the same period of fiscal 2002. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

      In March 2002, Congress enacted changes in the tax law that allowed the Company to carryback additional tax losses that resulted in tax refunds of $3,865,000, received in July 2002 and $1,808,000 received in January 2003. In fiscal 2003, an adjustment was made to the 2002 AMT calculation, resulting in an additional tax benefit of $107,000, which is recorded as income tax receivable. Income tax expense of $25,000 reflects estimated amounts due as a result of alternative minimum tax calculations for the current fiscal year.

Liquidity and Capital Resources

      As of August 1, 2003, the Company's principal source of liquidity included approximately $4,577,000 in cash and cash equivalents. In addition, during the first nine months of fiscal 2003, the Company generated cash from operating activities of $3,766,000 compared to $579,000 in the first nine months of fiscal 2002. The increase was primarily due to a tax refund received in January 2003 of $1,808,000 and certain expenditures made in September 2002 of $3,455,000, primarily for prepayment of postage and other shipping costs and maintenance contracts, which are being utilized in fiscal 2003. As of June 28, 2003, approximately $68,000 of the prepaid expenditures remain.

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

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      For an update concerning the legal proceeding filed by Fuji Photo Film Co., Ltd. on February 13, 1998, and legal proceeding filed by Massachusetts Institute of Technology/Electronics for Imaging on April 25, 2002, see Note J of Notes to Consolidated Financial Statements in Part I above.

ITEM 5 - CONTROLS AND PROCEDURES

      At the end of the period covered by this report, as part of our quarterly review, we evaluated, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

            10.1  Employment and Severance and Release for Gary R.
                  Christophersen

            31 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

            32 Certification of Principal Executive Officers pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

      (b) Reports on Form 8-K.

            Form 8-K dated May 22, 2003 - Item 5 - Other Events related to the International Trade Commission penalty of $1.6 million against the Company.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       PHOTOWORKS, INC.


DATED: August 11, 2003                            /s/ Gary R. Christophersen
                                            ------------------------------------
                                                    Gary R. Christophersen
                                            Chief Executive Officer and Chairman
                                                (Principal Executive Officer)


                                                   /s/ Loran Cashmore Bond
                                            ------------------------------------
                                                      Loran Cashmore Bond
                                                Vice President Administration
                                             Treasurer/Chief Accounting Officer

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                          Quarterly Report on Form 10-Q
                       For The Quarter Ended June 28, 2003

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

10.1        Employment and Severance Agreement and Release with Gary R.                  SEC Electronic
            Christophersen dated June 13, 2003                                               Filing

31          Certification Pursuant to Rule 13a-14 of the Securities Exchange Act
            of 1934 as Adopted Pursuant to Section 302 of the Sarbannes-Oxley
            Act of 2002                                                                       19-20

32          Certification of Principal Executive Officers Pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the
            Sarbannes-Oxley Act of 2002                                                         21