Form 10-K
period 2003-09-27
PHOTOWORKS INC /WA
filed 2003-12-23
CIK 791050

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 27, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes: |X| No: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act). Yes: |_| No: |X|

      As of March 29, 2003 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $2,462,971 based on the last sale price of the Registrant's Common Stock as reported by the Over the Counter Bulletin Board Market.

      As of December 5, 2003, there were issued and outstanding 16,682,285 shares of Common Stock, par value $.01 per share.

                      Documents incorporated by reference:

      Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders, to be held on February 3, 2004, are incorporated by reference into Part III.

                                        1
                            Exhibit Index at Page 46

                                     PART I

ITEM 1 - BUSINESS

Description of Business

      PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a leading photo services company, dedicated to providing our customers with innovative ways to enjoy and use their photos through online and mail-order channels. PhotoWorks offers processing and printing services to both traditional and digital camera users, primarily in the United States, providing customers with the ability to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo related products.

      PhotoWorks draws upon a unique dual heritage as a top-rated photofinisher with over twenty-five years of experience along with a tradition of innovation and leadership in digital and online photo services. We provide digital camera owners with easy ways to get professional quality digital prints in addition to providing online image storage and management services. PhotoWorks can also process any brand of 35mm film, Advanced Photo Systems (24mm) film or 35mm single-use cameras, and offers prints, slides, digital images and online archiving, all from the same roll of 35mm film.

      PhotoWorks was incorporated in Washington State in June 1976. The executive offices are located at 1260 Sixteenth Avenue West, Seattle, Washington 98119, and the telephone number is (206) 281-1390. References to PhotoWorks and the Company in this Report include PhotoWorks, Inc., and its wholly-owned subsidiaries.

Forward-Looking Information

      This report contains forward-looking statements including, without limitation, statements identified by an asterisk (*). These statements relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect expectations and estimates of the Company's management. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading "Risk Factors" and elsewhere in this report and those described from time to time in the Company's other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect PhotoWorks' expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Industry Overview

      The dominant method of distributing photofinishing services and products is through retail stores, including discount and mass merchants, drugstores, supermarkets and camera/specialty stores. The majority of prints are processed through wholesale photofinishing laboratories or processed in-store using on-site equipment.

      Digital cameras are becoming more mainstream as quality increases and price decreases. In 2003, sales of digital cameras surpassed sales of traditional cameras. We believe that we can serve consumers using digital cameras by offering professional quality digital prints and innovative products through convenient online services.* Digital cameras and the Internet are creating new opportunities for people to use and share their photos.

Operating Strategy

      The principal elements of our operating strategy are the introduction of innovative, convenient and easy to use digital services and products and a commitment to service and customer satisfaction. We will continue to emphasize excellent service, professional quality, value, and convenience rather than try to be a low-price or rapid turnaround provider.

      Digital Services and Products. We believe that PhotoWorks can distinguish itself from its online and traditional photofinishing competitors through value-added digital services and product differentiation. We believe that our complementary value-added services and products promote customer loyalty and increase customer demand.* We also believe that our online archive of customer images is a viable and economic opportunity to monetize a customer's "personal equity" by providing image storage and management services for digital and film based camera users and through photo output, in the form of digital prints, reprints and gifts. Our commitment to ease of use and expanded service and product offerings, is intended to support this strategy.*

      Over the years, we have been a leader in providing digital-imaging technologies. Some products incorporating these technologies include (i) PhotoDVD(TM) and PhotoVHS, an animated show of personal photos on DVD or VHS;
(ii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film or digital camera; and, (iii) our online image management system which gives customers a simple and convenient way to buy prints and view, share, and organize their photos online. We plan to introduce new digital services and products in 2004 to inspire people to share their photographic memories.*

Marketing Strategy

      Our strategy for generating revenues is to leverage the strength of our services and products for both film-based and digital camera users. In recent years, we have seen a significant decline in our sales of traditional photofinishing services and products and we believe that the traditional photofinishing market will decline further as the digital camera market continues to expand.*

      We offer services and products, primarily in the United States, to digital camera users and believe we can compete effectively in this market by providing digital camera owners with professional quality photo output in the form of prints, reprints and other photo related items.* Net revenues generated by sales outside the United States accounted for less than 1% of our total net revenues in fiscal years 2003, 2002 and 2001.

      We believe that our future success is dependent on our ability to transition our services and products to meet the needs of digital camera users by delivering innovative digital services and products and complete customer satisfaction. We will continue to introduce or enhance digital related service and product offerings to support this strategy.*

      Commitment to Customer Satisfaction. We seek to develop and provide high-quality and reliable services and products to enhance brand recognition for "PhotoWorks" and maintain customer loyalty and we believe that a significant portion of our business comes from repeat customers.* As part of our dedication to customer service, PhotoWorks offers a 100% satisfaction guarantee. See "Business--Customer Service and Support."

      New Customers. In recent years, we have seen a decline in the effectiveness of our customer acquisition programs and we are evaluating and testing various marketing programs that would generate new customers cost effectively.* Our primary methods to acquire new customers have been low priced or free introductory offers. We promote our products and services online and through our Web site (www.photoworks.com) and we have a customer referral program for online and mail order customers which encourages existing customers to suggest family and friends that may be interested in our services and products. "See "Risk Factors."

Services and Products

      PhotoWorks offers a variety of value-added, innovative and high-quality services through which it seeks to differentiate itself from its competitors.* Although mail-order photofinishing is generally longer than many alternative sources for photofinishing services, the PhotoWorks(R) online service improves turnaround time by offering immediate viewing and sharing of images online with prints to follow in the mail. Turnaround time for traditional mail-in processing services remains a competitive disadvantage for us. However, we believe that our turnaround time for online digital printing services is highly competitive within the marketplace.

      PhotoWorks has an established tradition of service and product innovation for both traditional and digital camera users. The following table illustrates recent service and product introductions:

      Service or Product                                          Year of Introduction
      ------------------                                          --------------------
      Print Wizard for Microsoft Windows(R)XP users ............            2003
      Pick Your Prints .........................................            2003
      Next Day Prints ..........................................            2003
      Mail in service for memory cards and CD's ................            2002
      PhotoVHS .................................................            2002
      Year in Photos(TM)CD .....................................            2002
      PhotoWorks(R)Designer & Custom Greeting Cards Online .....            2001
      PhotoDVD(TM) .............................................            2001
      Browser Uploader .........................................            2001
      Pocket Photo Books .......................................            2000
      Photo Gifts Online .......................................            2000

      In 2003, we added several innovative and convenient services; (i) "Next Day Prints" provides same day shipping for digital prints ordered online if customers request overnight shipping; (ii) Print Wizard for Microsoft Windows XP users allows customers to order professional quality digital prints directly from their computer through a convenient online order form; and (iii) "Pick Your Prints" allows film customers that select this option to view high-resolution photos online and choose only the photos they want printed from their online account.

      In 2002, we introduced the Year in Photos(TM) CD, an affordable and convenient way for customers to save an entire year of their personal photos on one CD. We introduced PhotoVHS, a multi-media, movie-like presentation, complete with a theme, background music, and other professional-quality effects. We also launched a service to make it even easier for digital camera owners to purchase professional-quality prints and Pictures On Disk(TM) CDs by allowing them to mail their memory cards and CDs of their digital images to PhotoWorks for developing.

      In 2001, we introduced several innovative digital and traditional products and services. PhotoWorks PhotoDVD(TM) allowed customers to view their photos in a multi-media, movie-like presentation, complete with a theme, background music, credits and other professional-quality effects. Browser Uploader enabled customers to easily upload digital images from digital cameras, scanners and computers to their PhotoWorks online archive and "The Works" provided customers an easy way to order the most popular PhotoWorks film processing package which contains two sets of prints, a Pictures On Disk(TM) CD, high resolution scanning, an index print and negatives in a money-saving bundle. We also extended our line of digital photo greeting cards by adding Designer Photo Cards and Custom Photo Cards.

Research and Development

      Through internal and external research and development efforts, we have developed innovative digital media and photofinishing services and products. We seek to identify customer needs and shifts in consumer preferences in order to design and refine our services and products. In fiscal years 2003, 2002, and 2001, we incurred research and development expenses of $2,442,000, $1,891,000 and $3,966,000, respectively, primarily in connection with development and enhancement of our online digital services and products. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customer Service and Support

      The direct-to-consumer photofinishing business involves contacts with a large number of customers. For customer convenience, we provide toll-free telephone access at 1-800-746-8696. We believe that customer satisfaction is critical to our ongoing success. PhotoWorks has a 100% satisfaction-guarantee policy under which we will provide a full refund if a customer's complaint cannot otherwise be resolved. As of November 30, 2003, we had a customer service staff of 19. These personnel have direct access to our database and are trained to promote certain of our services and products, as well as to answer questions regarding order status, basic photography and photofinishing, and use of PhotoWorks(R) digital and online services.

      PhotoWorks maintains a Web site on the Internet (www.photoworks.com). While online, customers may use the PhotoWorks(R) service to privately view, upload, store, share, manage, post or email their photos to friends and family and order prints and photo gifts. Customers may also obtain the status of their orders, access answers to frequently asked questions, order products and services, and send email messages to customer service.

Management Information Systems and Technology

      We have implemented technology to support customer order processing, image archiving, and Internet accessibility. These services and systems use a combination of proprietary technologies and commercially available, licensed technologies. Internal development is focused on creating and enhancing the specialized, proprietary software that is unique to the business. We use a set of applications for:

      o     Accepting and validating customer orders
      o     Archiving images
      o     Internet image viewing, ordering prints and other products
      o Managing shipment of products to customers based on various ordering criteria

      Systems have been designed based on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. The systems provide a 24-hour-a-day, seven-day-a-week availability. We use load balancing systems and redundant servers to provide for fault tolerance.

      The market in which PhotoWorks competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements, and changing customer demands. Accordingly, future success will depend on our ability to:

      o     Adapt to rapidly changing technologies
      o     Adapt services to evolving industry standards
      o Continually improve the performance, scalability, features, and reliability of service in response to competitive service and product offerings and evolving demands of the marketplace

      Failure to adapt to such changes would have a material adverse effect on our business, results of operations, and financial condition. In addition, new Internet, storage, networking, telecommunications technologies, or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure.

      PhotoWorks has taken a number of precautions against certain events that could disrupt the operation of our management information systems, including events associated with continuing software and hardware upgrades. However, we could still experience systems failures or interruptions, which could have a material adverse effect on our business, financial condition and operating results.* See "Risk Factors".

Operations

      We operate a single laboratory in Seattle, Washington, which is designed to produce consistent, high-quality photofinishing. Our photo processing system is designed for 24-hour in-house processing of most digital and photofinishing orders. Images are printed on photographic paper using state-of-the-art equipment. Customers are notified via email when their order is shipped and when the images are available to view online. Although much of the photofinishing and order handling process has been automated, trained personnel operate machinery and regularly monitor product quality with the assistance of computerized control and measurement systems. Other vendors fulfill most photo gift or photo related merchandise orders.

      PhotoWorks can process and print digital images from digital memory cards, CD's or from digital images uploaded to our website. We have the ability to process any brand of 35mm color film, 24mm format Advanced Photo System film, and all 35mm reloadable or single-use cameras.

      We believe we have sufficient production capacity with existing facilities and equipment but could expand our processing facility if necessary to support increased production levels.

Competition

      PhotoWorks faces competition in the consumer digital and photofinishing market from other online and direct marketers. We also face competition in other distribution channels from companies that provide digital and photofinishing services on a wholesale basis to independent retail outlets, and from mass merchant retail outlets (such as Wal-Mart and Costco), many of which provide photofinishing services within hours. The largest of the wholesale photofinishers are Qualex Inc. and Fuji TruColor, Inc. Management believes that the largest mail order photofinisher is District Photo Inc. (dba York, Clark Labs, Mystic Color Lab and Snapfish). We also face competition in the online digital market with competitors such as Ofoto (a Kodak Company) and Shutterfly. Many of our competitors have substantially greater financial, technical, and other resources than PhotoWorks.

      Management believes its success in the digital and photofinishing industry will be based on its ability to generate brand awareness through excellent service, innovative products, excellent quality and excellent value. PhotoWorks has sought to differentiate its services by offering a number of value-added services and products and by emphasizing quality and convenience. We also offer competitive prices for our digital and film based print services. Other competitors can and do provide similar services and products.* There are no significant proprietary or other barriers to entry into the digital or consumer photofinishing industry.

      The digital photography industry is characterized by rapidly evolving technology and consumer demand for services and products. The introduction of photographic services and products involving new technologies could render existing services and products obsolete.* Our future success will depend on our ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs.* For example, the commercialization of digital imaging technologies is having an adverse impact on the photofinishing industry and has among other factors, accounted for our recent declines in revenues. The continued development of these or other new technologies or any failure by us to anticipate or successfully respond to such developments could have a material adverse effect on our business, financial condition and operating results.* See "Risk Factors."

Suppliers

      PhotoWorks obtains its conventional 35mm film from a few large manufacturers of photographic film, primarily Ferrania USA, and its photographic paper and chemicals from a single supplier, Eastman Kodak Company. Currently, substantially all of our purchases from foreign suppliers are paid for in U.S. dollars. Our mail-order services and products are handled largely through the U.S. Postal Service and other common carriers. See "Risk Factors."

Proprietary Technology

      We currently market our services and products under registered and common-law trademarks and service marks, including PhotoWorks(R), Seattle FilmWorks(R), PhotoMail(R), Pictures On Disk(TM), and Pictures On Disk(TM) on CD. See "Risk Factors."

      We consider a large portion of our PhotoWorks(R) software, process for production of Pictures On Disk(TM) and certain other processes to be proprietary. We make limited patent filings, in part to avoid disclosure of our competitive strengths. However, we do attempt to protect our proprietary rights to software through a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, restricting access to certain portions of our premises, and contractual restrictions on use and disclosure in our end-user licenses. The legal and practical enforceability and extent of liability for violations of license agreements are unclear. *

      This Report contains trademarks other than those of PhotoWorks.

Governmental Regulation

      PhotoWorks' operations, including transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission, and various state, local, and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, privacy issues, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which makes the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime.

      Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet or in the imposition of taxes or fees on transactions conducted over the Internet.* This could result in significant potential liability to PhotoWorks, as well as additional costs and technological challenges in complying with mandatory requirements.* See "Risk Factors."

Environmental Compliance

      Our photofinishing operations involve the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. We actively monitor our compliance with applicable regulations and work with regulatory authorities to ensure compliance. To the best of our knowledge, we have never received a significant citation or fine for failure to comply with applicable environmental requirements. However, changes in environmental regulations or in the kinds of chemicals used by us could impose the need for additional capital equipment or other requirements.* See "Risk Factors."

Employees

      As of November 30, 2003 PhotoWorks had 208 employees, of whom approximately 133 were engaged in production operations, 29 in administration, 11 in marketing and business development, 19 in customer service and 16 in research and development. None of our employees are covered by a collective bargaining agreement, and we believe relations with our employees are good.

Executive Officers of the Registrant

The executive officers of PhotoWorks as of December 9, 2003 were:

Name                     Age      Position
--------------------------------------------------------------------------------
Philippe Sanchez         39       President/Chief Executive Officer
Michael F. Lass          49       Vice President Operations/Business Development
Loran Cashmore Bond      46       Vice President Administration/Treasurer/Chief
                                  Accounting Officer/Corporate Secretary

      Philippe Sanchez has been the President and Chief Operating Officer since October 2003. From 2001 to 2003, Mr. Sanchez was senior Vice President of Marketing at Getty Images, a leading imagery company, where he managed worldwide strategic brand initiatives. From 1995 to 2001, Mr. Sanchez worked for Nike, Inc. serving in various general management, product marketing and merchandising roles in Europe, Asia and the Americas. From 1993 to 1995, Mr. Sanchez served as a licensing manager for Disney's Consumer Products Europe and Middle East out of the company's European headquarters in Paris.

      Michael F. Lass has been a Vice President since September 1988 and is currently serving as Vice President of Operations and Business Development. Mr. Lass joined PhotoWorks in 1984 as Manager of Operations. From 1982 to 1984, Mr. Lass was Vice President and General Manager of Breezin' Sportswear, a manufacturer and marketer of sportswear, and, from 1980 to 1982, General Manager and a director of Mountain Safety Research, Inc., a manufacturer of outdoor recreational products.

      Loran Cashmore Bond has been the Vice President of Administration since October 2001. She has been the company's Chief Accounting Officer and Treasurer since August 1999. Ms. Cashmore Bond also serves as Corporate Secretary. Ms. Cashmore Bond joined PhotoWorks in January 1986 as Accounting Manager, and, from 1989 to 1994 was the Controller. In 1994, Ms. Cashmore Bond became an officer of the Company and Corporate Controller.

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

We may require additional funding

      At the end of our 2003 fiscal year, we had cash and cash equivalents of $4,756,000. We believe that, under our current operational plans, cash balances, and projected future cash flow from operations, we will have sufficient funds for our operations through at least the next twelve months.* Although we have reduced our operating expenses, we had significant operating losses in fiscal years 2002 and 2003. If we are not able to generate sufficient cash from operations, we may not be able to maintain our business as currently conducted. In such event, we may need to further reduce our expenditures or seek additional capital to continue operations.

Declines in photofinishing industry could adversely affect our revenues

      We have experienced significant declines in revenues during fiscal years 2003, 2002 and 2001. We believe that this is primarily attributable to declines in the mail order photofinishing market and the photofinishing industry in general. This may be in part due to the availability of low priced film processing options from mass merchants such as Wal-Mart and Costco. In addition, we believe the market shift away from traditional 35mm film and towards digital cameras will continue due to the declining prices for and increased availability and consumer acceptance of digital cameras. We may not be successful in sustaining profitable film-based photofinishing customers.

We may be unsuccessful in increasing revenues from digital services, which would adversely affect our results of operations.

      We are developing additional products and services designed to establish us as the choice for digital camera users for printing, archiving, sharing, viewing and managing personal digital images. We believe that this may contribute to increases in our digital photofinishing revenues and sales of other image-related services. However, a number of other companies are attempting to establish this position. Competitors in this area include Ofoto (a Kodak Company), Snapfish, Shutterfly and other traditional providers of photofinishing services. We may not be successful against this competition. The digital print market has not been fully established. Even if we establish a strong position among consumers for digital services, we may not be able to generate significant revenues from this market.

We may be adversely affected by actions of competitors

      The market for consumer photofinishing and digital imaging services is highly competitive. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition in consumer photofinishing and digital imaging services from other direct marketers, online companies, and competitors in other distribution channels, including much larger companies. Many of these companies provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher or online service providers. Many of these competitors also provide photofinishing services within hours. There are no significant proprietary or other barriers to entry into the traditional photofinishing or digital imaging industry. Many of our competitors offer similar photofinishing and digital imaging services and products at lower prices and with a more rapid turnaround time than we offer. Our ability to compete effectively depends on our ability to differentiate our services by offering innovative and value-added services and products. Although we believe we are a leader in developing and marketing innovative photo-related services and products for traditional and digital camera users, competitors can and do provide similar services and products. There can be no assurance we will continue to compete effectively through development of innovative services and products or that we will respond appropriately to industry trends or to activities of competitors.

We may be adversely affected by the outcome of litigation

      Fuji Photo Film Co., Ltd - We were a defendant in a claim filed by Fuji Photo Film Co., Ltd., with the International Trade Commission. Fuji alleged that a number of companies, including the Company's OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting PhotoWorks and our subsidiaries from importing and selling imported recycled single-use cameras. We appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals and that Court issued a decision in November 2001, upholding the order against us.

      In July 2001, the ITC commenced enforcement and advisory opinion proceedings against us and several other respondents, based on a complaint filed by Fuji with the ITC. This complaint alleged that we infringed certain claims of six of Fuji's patents on single use cameras, through the importation and sale of certain newly manufactured reloadable cameras. The complaint requested that the ITC determine that, through these imports and sales, we violated the ITC's previous order. It also requested that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurred in an amount up to the maximum provided by the governing statute. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that our reloadable camera infringed three patents owned by Fuji Photo Film Co., Ltd., for single-use cameras and recommended that the Commission assess a penalty of $1,600,000 against us for such infringement.

      The Commission upheld the infringement determination and, in May 2003, upheld the $1,600,000 penalty assessment. In September 2003, we negotiated a settlement agreement with the ITC to reduce the penalty by $600,000 to a total of $1,000,000. The settlement also included a payment schedule of $250,000 in each of the next four years beginning in July 2004. We have accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000) in our fiscal 2003 financial statements for this matter.

      There is a risk that Fuji could bring a civil action against us for damages for patent infringement by reason of sales of cameras that have been found in the ITC proceedings to infringe Fuji patents. If such a suit was filed against us, it could have a significantly harmful impact on our financial condition, results of operations and liquidity. We are unable to determine the probability or likelihood of such an action.

We may not be able to retain existing customers or acquire new customers at a reasonable cost

      Future revenues and profitability depends in large part on our ability to retain our current customers and our ability to acquire new digital customers at a reasonable cost. Historically, we used, and we continue to use, direct-marketing programs offering low-priced or free introductory offers as our primary customer acquisition technique. Over the past few years, the cost for these programs has increased and we have seen a decline in customer response rates. Our current marketing focuses on customer reactivation and retention and opportunities to acquire new customers at a reasonable cost. Our customer acquisition and retention efforts may not be effective. If we do not find a way to successfully acquire new digital customers, retain our current customers, or market successfully against competitors, our business, financial condition and operating results could be harmed.

We may not be able to keep up with rapid technological change in the photofinishing industry

      The photography industry is currently characterized by rapidly evolving technology and consumer demand for services and products. The introduction of digital services and products that use new technologies could render existing services and products obsolete. Our future success will depend on our ability to adapt to new technologies and develop new or modify existing services, products and marketing techniques to satisfy changing consumer needs and attract new customers. The expanded use of digital cameras has had a negative impact on companies such as PhotoWorks that have primarily processed traditional film-based images and slides. The development of these or other new technologies, or failure by us to anticipate or successfully respond to such developments, could harm our business, financial condition and operating results.

We may be adversely affected by national events

      We rely on the United States Postal Service and other common carriers to receive and deliver orders. Terrorist attacks and anthrax contamination have disrupted our deliveries. Additional terrorist attacks or certain alternatives to safeguard the mail through mail purification devices could cause serious harm to our business, financial condition and operating results.

A sale or liquidation of the Company may not generate sufficient proceeds for any distribution to the common shareholders

      We have approximately $3,100,000 of long-term liabilities, including $2,500,000 of subordinated debentures. The debentures are convertible into Series B Preferred Stock that has a preference on sale or liquidation of the Company of $5,000,000. In addition, the holders of the Series A Preferred Stock have a preference on the sale or liquidation of the Company in the amount of $15,000,000 plus an amount equal to either, (i) the amount, if any, of accrued and unpaid dividends up to the time of such payment, or (ii) if no dividends have been declared by the Board of Directors, an amount equal to the amount of dividends which would have accrued up to the time of such payment at an annual dividend rate equal to 6% of the Series A issue price. If the Company were to be sold for an amount less than the aggregate liquidation preferences on the Series A and Series B Preferred Stock, it is unlikely that any proceeds would be available for distribution to the common shareholders.

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

      In November 2001, Congress extended for two years, the Internet Tax Freedom Act, which placed a moratorium on state and local taxes on Internet access and on discriminatory taxes on electronic commerce. H.R. Bill 49 seeks to make the Internet Tax Freedom Act permanent and is currently in the Senate. If the Senate chooses not to pass this legislation, U.S. state and local governments would be free to impose new taxes on electronically purchased goods. The imposition of taxes on goods sold over the Internet by U.S. state and local governments would create administrative burdens for us and could reduce one competitive advantage that the purchase of goods over the Internet now possesses.

We rely on key vendors, suppliers and foreign sourcing

      We obtain our conventional 35mm film primarily from Ferrania USA, and our photographic paper and chemicals from a single supplier, Eastman Kodak. In addition, we acquire photofinishing equipment to maintain and increase production capacity from various vendors. As there are relatively few suppliers of film, photographic paper and chemicals, and photofinishing equipment, the elimination of any one supplier or failure of a supplier to deliver specified goods could cause a material disruption in our operations and could harm our business, financial condition and operating results.

      We have no significant long-term purchase contracts or agreements to ensure continued supply, pricing or access to film, paper or chemicals. While we believe that alternate sources of film, paper, chemicals and equipment are available, it is possible that we will not be able to continue to meet our requirements for supplies and equipment, or purchase supplies and equipment in sufficient quantities or on terms as favorable to us as those currently available. Also, changing to an alternate supplier may cause delays, reduced quality or other problems. Our operations may be harmed by political instability causing disruption of trade with foreign countries in which our contractors and suppliers may be located. Existing or potential duties, tariffs or quotas may limit the quantity of certain types of goods that may be imported into the United States. Sales of our services and products on a direct-to-consumer mail-order basis largely depend on the U.S. Postal Service and other common carriers for receipt of orders and delivery of processed film or other products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or other common carriers or extended interruptions in postal deliveries could harm our business, financial condition and operating results.

Our production capabilities, management information systems and technology may not be viable

      We depend on our management information systems and technology systems to communicate with customers, process orders, provide rapid response to customer inquiries, manage inventory, and purchase, sell and ship products efficiently. We periodically replace and upgrade certain portions of our systems software and hardware. We take a number of precautions against certain events that could disrupt our management information systems, including events associated with continuing software and hardware upgrades. Any damages or failures to our computer equipment, technology systems and the information stored in our data center could harm our business, financial condition, and operating results.

      We continually face risks regarding the availability and cost of labor, the potential need for additional capital equipment, plant and equipment obsolescence, quality control, excess or insufficient capacity and disruption in our operations. Our inability to adapt our systems to new technology or service our customers with our existing technology could result in a disruption in our online or photofinishing services and could harm our business, financial condition and operating results.

Governmental regulation could harm our business

      Our operations, including our transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local, and private consumer protection and other regulatory authorities. In general, these regulations govern privacy, the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time, and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. The federal government has not adopted many laws and regulations to specifically regulate online commerce and communications. However, Congress has enacted legislation addressing such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation which made the transmission of certain kinds of information, such as obscene content and information which facilitates the commission of criminal acts, a crime.

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

ITEM 2 - PROPERTIES

      The Company's headquarters are located in Seattle, Washington. This 60,000 square foot building which houses our photofinishing and mail order operations, is occupied under a lease which expires in September 2010.

      We also have a lease agreement for 51,000 square feet of office and production space adjoining our headquarters. This lease expires in September 2005, with an option to extend for an additional five years. In September 2001, we vacated a portion of the office space and relocated employees to the headquarters location. We are evaluating any available opportunities regarding the vacated office space of the building.

      We had various leases for our retail store locations. In fiscal 2003, we negotiated termination agreements for several retail leases. We currently have three leases for unoccupied space with terms that expire no later than March 2004. All costs related to the retail lease costs were accrued in fiscal year 2003 and were not material to our results of operations.

ITEM 3 - LEGAL PROCEEDINGS

      Fuji Photo Film Co., Ltd - We were a defendant in a claim filed by Fuji Photo Film Co., Ltd., with the International Trade Commission. Fuji alleged that a number of companies, including the Company's OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting PhotoWorks and its subsidiaries from importing and selling imported recycled single-use cameras. We appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals and that Court issued a decision in November 2001, upholding the order against us.

      In July 2001, the ITC commenced enforcement and advisory opinion proceedings against us and several other respondents, based on a complaint filed by Fuji with the ITC. This complaint alleged that we infringed certain claims of six of Fuji's patents on single use cameras, through the importation and sale of certain newly manufactured reloadable cameras. The complaint requested that the ITC determine that, through these imports and sales, we violated the ITC's previous order. It also requested that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurred in an amount up to the maximum provided by the governing statute. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that our reloadable camera infringed three patents owned by Fuji Photo Film Co., Ltd., for single-use cameras and recommended that the Commission assess a penalty of $1,600,000 million against us for such infringement.

      The Commission upheld the infringement determination and, in May 2003, upheld the $1,600,000 penalty assessment. In September 2003, we negotiated a settlement agreement with the ITC to reduce the penalty by $600,000 to a total of $1,000,000. The settlement also included a payment schedule of $250,000 in each of the next four years beginning in July 2004. We have accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000) in our fiscal 2003 financial statements for this matter.

      There is a risk that Fuji could bring a civil action against us for damages for patent infringement by reason of sales of cameras that have been found in the ITC proceedings to infringe Fuji patents. If such a suit was filed against us, it could have a significantly harmful impact on our financial condition, results of operations and liquidity. We are unable to determine the probability or likelihood of such an action.

      We are also involved in various routine legal proceedings in the ordinary course of our business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

      Our common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "FOTO." The following table sets forth, for the periods indicated, the high and low sale prices of our Common Stock as reported on the OTCBB.

                                                              High           Low
                                                              ----           ---

      Fiscal Year Ended September 27, 2003
           First Quarter ...........................          $.20          $.07
           Second Quarter ..........................           .26           .10
           Third Quarter ...........................           .36           .16
           Fourth Quarter ..........................           .42           .22

      Fiscal Year Ended September 28, 2002
           First Quarter ...........................          $.20          $.05
           Second Quarter ..........................           .54           .12
           Third Quarter ...........................           .34           .18
           Fourth Quarter ..........................           .21           .15

      On December 5, 2003, the last sale price reported for the Company's common stock was $.59 per share and as of that date, the common stock was held by an estimated 4,800 shareholders with approximately 467 holders of record.

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

ITEM 6 - SELECTED FINANCIAL DATA

      The selected financial data set forth below with respect to the Company's consolidated statements of operations for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 and the Company's consolidated balance sheets at September 27, 2003 and September 28, 2002 are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and their related footnotes. The selected statements of operations data for the years ended September 30, 2000 and September 25, 1999 and selected balance sheet data at September 29, 2001, September 30, 2000 and September 25, 1999 are derived from audited consolidated financial statements, which are not included in this report.

                                PHOTOWORKS, INC.
                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and share data)

                                                                             Fiscal Years
                                           -------------------------------------------------------------------------------
                                                2003             2002             2001             2000             1999
==========================================================================================================================
Consolidated Statements of Operations Data:

Net revenues                               $     29,416     $     42,093     $     56,690     $     82,061     $     89,613

Gross profit                                      7,287           10,474          12,496           21,858           32,645

Operating expenses                               11,334           12,351          24,584           57,323           48,940

Net income (loss)                                (4,075)           3,581(*)      (12,122)         (34,794)         (10,127)

Net income (loss) attributable to
    common shareholders                    $     (4,075)    $      3,581    $    (12,122)    $    (37,817)    $    (10,127)
                                           ============     ============    ============     ============     ============

Diluted earnings (loss) per share          $       (.24)    $        .21    $       (.73)    $      (2.12)    $       (.62)
                                           ============     ============    ============     ============     ============
Diluted earnings (loss) per share
    attributable to common shareholders    $       (.24)    $        .21    $       (.73)    $      (2.31)    $       (.62)
                                           ============     ============    ============     ============     ============

Weighted average shares and
   equivalents outstanding - diluted         16,657,000       17,043,000      16,563,000       16,389,000       16,299,000
                                           ============     ============    ============     ============     ============

Consolidated Balance Sheet Data:

Total assets                               $      7,662     $     11,822    $     12,381     $     24,662     $     41,100

Long-term obligations                             3,142            2,500           2,594            1,523              521

Shareholders' equity                       $        564     $      4,638    $      1,045     $     13,004     $     32,321

See notes to consolidated financial statements.

(*) During fiscal 2002, the Company realized $5,673,000 of income tax benefits.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

      This report contains forward-looking statements including, without limitation, statements identified by an asterisk (*). These statements relate to future events, product or service offerings or the future financial performance of PhotoWorks. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology. These statements only reflect expectations and estimates of PhotoWorks' management. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading "Risk Factors" and elsewhere in this report and those described from time to time in PhotoWorks' other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect expectations at the time of this report only, and PhotoWorks disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Controls and Procedures

      As of September 27, 2003, as part of our annual audit, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Overview

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a leading photo services company dedicated to providing our customers with innovative and inspiring ways to enjoy and share their photographic memories. PhotoWorks is committed to helping digital photographers capture, manage, store, and share their images and enjoy professional-quality prints. We offer an array of complementary services and products, primarily under the PhotoWorks(R) brand name.

      To promote our services and products, we rely primarily on direct marketing and online email programs. We believe our complementary value-added services and products promote customer loyalty and increase customer demand.* We strive to increase both average order size and order frequency by informing our existing customer base of our integrated array of services and products. * We also believe that our online archive of customer images is a viable and economic opportunity to monetize a customer's "personal equity" by providing image storage and management services for digital and film based camera users and through photo output, in the form of digital prints, reprints and gifts.* Our commitment to expanding our digital service and product offerings, is intended to support this strategy.* We use email and other direct-marketing media to communicate with our existing and inactive customers.

      Our net loss for fiscal 2003 was $4,075,000, compared to net income of $3,581,000 in fiscal 2002 and a net loss of $12,122,000 for fiscal 2001. Our net loss for fiscal 2003 was primarily due to a decrease in net revenues, which reduced our ability to cover our overhead costs, and a penalty amount of $875,000 (see Item 3 - Legal Proceedings) assessed by the ITC in fiscal 2003. Net income for fiscal 2002 was primarily due to income tax benefits of $5,673,000 as a result of the "Job Creation and Worker Assistance Act enacted by Congress in March 2002 which provided for an economic stimulus package of temporary business tax incentives. We benefited from a business tax incentive contained in the bill, which allowed businesses to extend the net operating loss carry-back period to five years (previously two years) for net operating losses arising in taxable years ending in 2001 and 2002 (See Note F of Notes to Consolidated Financial Statements). In fiscal 2002, we also had lower net revenues as compared to fiscal 2001, which was partially offset by lower operating expenses. Operating results will fluctuate in the future due to a number of factors including lower sales, the level and nature of marketing activities, price increases or decreases by suppliers, introductions of new products, research and development requirements, legal issues, actions by competitors, economic conditions, and conditions in the online and direct-to-consumer market and the digital imaging and photofinishing industry in general.*

      Cost of goods and services consist of labor, postage, supplies, and fixed costs of production related to our services and products. Marketing expenses include costs associated with customer acquisition and retention, building brand awareness, and testing of new marketing programs. Research and development expenses consist primarily of costs incurred in developing computerized online image management concepts, developing online photo archiving and photo sharing services, other digital related services, and creating equipment necessary to provide customers with new computer-related photographic services and products. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations, and general corporate activities.

Critical Accounting Policies

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues, and expenses. Our estimates and judgments are based upon our historical experience, knowledge of economic and market factors, and various other factors that we believe to be relevant given the circumstances. Significant policies, methodologies, estimates, and the factors used therein, are reviewed on at least a quarterly basis with PhotoWorks' Audit Committee. Actual results may differ from these estimates.

      The following is a discussion of the estimates included in our financial statements that encompass matters of uncertainty, whereby different estimates could have reasonably been made or changes in such estimates could have a material impact on the financial statements of PhotoWorks.

      Allowance for Doubtful Accounts

      The allowance for doubtful accounts is based on our historical percentage for bad debts as a percentage of sales with consideration given to the aging of the receivables. Additionally, we review customers with large past due balances on at least a monthly basis. Based on our assessment of the financial condition of such customers, past payment history, and other circumstances, we record a specific allowance for those accounts that we determine may be uncollectible. We are unable to predict changes in the financial condition of our customers, or general economic conditions. Accordingly, if circumstances related to either of these change, our estimate of an appropriate allowance for doubtful accounts could be materially affected and we may be required to record additional allowances.

      Reserve for Obsolete Inventory

      We regularly assess the valuation of our inventory and write down those inventories that are obsolete, or in excess of forecasted usage, to their estimated realizable value. A reserve for obsolescence is recorded against inventory for any film or paper inventories that are nearing their expiration dates. Additional reserves are recorded for slow-moving or discounted stock to the extent it is estimated the materials may go unused based on historical inventory turnover, planned changes in marketing promotions or other anticipated changes in product mix over the next year, seasonality, or other factors. Estimates of future usage are based on estimates of future sales and product mix. If actual sales or product mix differs from our estimates, we may need to record additional reserves for obsolete inventory.

      Deferred Revenues

      Our deferred revenues relate primarily to a Frequent Customer Program. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer receives free processing on their next roll of film. For each roll of film for which the processing is paid under this program, we defer a portion of the revenue received and recognize the revenue upon processing of the free roll, so that revenue from customers in this program is recognized ratably over all film rolls processed. As of September 27, 2003, we had $300,000 of deferred revenues remaining under this program. We believe it is unlikely that all customers in this program will process the requisite number of rolls that entitle them to the free processing. However, because we had a limited amount of historical data on which to estimate a percentage of customers that would not achieve this benefit, we had been deferring the maximum amount of revenue. During the third quarter of fiscal 2003, we believed we had obtained adequate information on certain customer segments to begin reducing the percentage of revenue deferred for these groups. As this program nears its expiration, we will likely continue to reduce this percentage within a reasonable range and reduce our deferral of revenues under this program accordingly. In any event, the net deferred revenues of $300,000 under this program will be recognized as revenue by January 31, 2004, the expiration date of the program.

      Deferred Tax Assets

      We have net deferred tax assets totaling $12,094,000, comprised primarily of net operating loss carryforwards. Due to our recent history of operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, we have recorded a valuation allowance of $12,094,000 against our net deferred tax assets.

      Contingencies

      We are subject to various legal proceedings and claims (see Part I, Item 3
- Legal Proceedings and Note K of Notes to Consolidated Financial Statements), the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that estimated amounts relating to a contingency should be recorded if it is probable that a liability or gain has been incurred and the amount can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss may have been incurred. We evaluate, among other factors, the degree of probability of the outcome and the ability to make a reasonable estimate of the amounts.

Results of Operations

      The following table presents information from our consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                Fiscal Years Ended
                                     -------------------------------------------
                                     September 27,  September 28,  September 29,
                                         2003           2002           2001
================================================================================
Net revenues                            100.0%         100.0%         100.0%
Cost of goods and services               75.2           75.1           77.9
                                        -----          -----          -----
GROSS PROFIT                             24.8           24.9           22.1

Operating expenses:
   Marketing                              9.1           10.9           19.5
   Research and development               8.3            4.5            7.0
   General and administrative            18.2           14.0           13.4
   Legal settlements                      3.0             --            1.9
   Accrued lease obligations               --             --            1.6
                                        -----          -----          -----
     Total operating expenses            38.6           29.4           43.4
                                        -----          -----          -----

LOSS FROM OPERATIONS                    (13.8)          (4.5)         (21.3)

Total other expense                       (.4)           (.5)           (.1)
                                        -----          -----          -----

LOSS BEFORE INCOME TAXES                (14.2)          (5.0)         (21.4)
Income tax benefits                        .3           13.5             --
                                        -----          -----          -----

NET INCOME (LOSS)                       (13.9)%          8.5%         (21.4)%
                                        =====          =====          =====

      Net revenues decreased 30.1% to $29,416,000 in fiscal 2003 compared to $42,093,000 in fiscal 2002. Net revenues decreased 25.7% to $42,093,000 in fiscal 2002 from $56,690,000 in fiscal 2001. The decreases in net revenues for fiscal years 2003 and 2002 were primarily due to declines in film-based processing volumes which we attribute to increased competition, primarily mass merchants. In addition, we believe that travel and leisure activities were adversely affected by events surrounding the war in Iraq and the terrorist attacks in September 2001, thereby contributing to a reduction in overall film processing volumes. Net revenues from digital-based processing increased in fiscal 2003 to approximately $2,631,000 compared to approximately $1,267,000 in fiscal year 2002 and $842,000 in fiscal 2001.

      We have experienced declines in the effectiveness of our customer acquisition programs and have focused our marketing on programs designed to retain or reactivate customers. Our marketing expenditures in fiscal years 2003 and 2002 have declined significantly as compared to fiscal 2001. Net revenues from traditional film processing are expected to decline further in fiscal year 2004 as we continue to transition our business to meet the demands of the digital camera market.*

      In fiscal 2002, net revenues included approximately $4,759,000 from ancillary business, primarily our reloadable camera and retail sales. These ancillary businesses were phased out during fiscal years 2002 and 2003.

      Gross profit as a percentage of net revenues for fiscal 2003 was relatively unchanged at 24.8%, compared to 24.9% for fiscal 2002. Gross profit in fiscal 2001 was 22.1%. The increases in gross profit percentage in fiscal 2003 and 2002 was primarily due to an overall increase in net revenue per roll and increased selling prices for digital services in the second half of fiscal 2003. In addition, we have realized lower labor and materials costs from efficiencies in digital printing, plus lower customer service and other indirect overhead costs due to cost savings initiatives. Gross profit fluctuates due to the seasonal nature of revenues and revenue per order, combined with fixed operating costs associated with equipment, facilities and fixed overhead costs related to our products and services. *

      Total operating expenses for fiscal 2003 were $11,334,000 or 38.6% of net revenues, compared to $12,351,000 or 29.4% of net revenues for fiscal 2002, and $24,584,000 or 43.4% of net revenues for fiscal 2001. The increase in operating costs as a percentage of net revenues for fiscal 2003 was primarily due to increased costs for research and development, offset by lower marketing and general and administrative expenses. In addition, fiscal 2003 operating expenses included $875,000 for costs related to the settlement of a penalty assessment with the International Trade Commission (see Part I, Item 3 - Legal Proceedings). The decrease in operating costs in fiscal 2002 compared to fiscal 2001 was primarily due to a significant reduction in marketing expenses and lower costs for research and development. In addition, fiscal 2001 operating expenses included $1,094,000 for costs related to the settlement of a class action lawsuit and $908,000 for estimated costs related to unused facility costs and store closure reserve. Future periods may reflect increased or decreased operating expenses due to the timing and magnitude of marketing activities as well as expenditures related to development of our digital services and products.*

      Marketing expenses in fiscal 2003 decreased to $2,662,000 or 9.1% of net revenues, compared to $4,567,000 or 10.9% of net revenues in fiscal 2002, and $11,033,000 or 19.5% of net revenues in fiscal 2001. The decreases in marketing expenses in fiscal 2003 and fiscal 2002 were primarily due to a shift in our marketing strategy to target our customer base through retention and reactivation marketing programs compared to expenditures focused on customer acquisition. We continue to test and evaluate marketing programs related to effective customer acquisition. We do not anticipate a significant increase in the level of marketing expenditures in fiscal 2004. *

      Research and development expenses in fiscal 2003 were $2,442,000 compared to $1,891,000 in fiscal 2002. Research and development expenses in fiscal 2002 were $1,891,000 compared to $3,966,000 for fiscal 2001. The increase in research and development expenditures in fiscal 2003 was primarily due to increased investments in new digital related services and products. The decrease in research and development expenses in fiscal 2002 compared to fiscal 2001 was primarily due to reductions in staff and related overhead costs. We expect continued investments in research and development in fiscal 2004. *

      General and administrative expenses decreased to $5,355,000 compared to $5,893,000 in fiscal 2002. General and administrative expenses decreased to $5,893,000 in fiscal 2002 compared to $7,583,000 in fiscal 2001. General and administrative costs decreased in fiscal years 2003 and 2002 primarily due to reductions in staff and related overhead costs, which were partially offset by increased legal fees.

      Other operating expenses for fiscal 2003 included costs related to the settlement of a penalty assessment with the ITC of $875,000 and fiscal 2001 included costs of $1,094,000 related to the settlement of a class action lawsuit (see Note K of Notes to Consolidated Financial Statements). In addition, fiscal 2001 operating expenses included $908,000 for estimated costs related to unused facility costs and a store closure reserve.

      Total other expense in fiscal 2003 was $120,000, compared to $215,000 in fiscal 2002. Other expense in fiscal 2002 was $215,000, compared to $34,000 in fiscal 2001. Other expense in fiscal 2003 and 2002 consists primarily of interest expense. Other expense for fiscal 2001 consists primarily of interest expense and losses on disposals of assets, offset by a negotiated vendor discount of approximately $675,000 from a fiscal 2000 expenditure.

      In fiscal 2003, we recorded net tax benefits of $92,000 related to an AMT adjustment. Fiscal 2002 included tax benefits of $5,673,000 as a result of a business tax incentive contained in the "Job Creation and Worker Assistance Act" a bill, which allowed a business to extend the net operating loss carryback period to five years (from two years) for net operating losses arising in taxable years ending in 2001 and 2002. In July 2002, we received a tax refund of $3,865,000 for our 2001 tax loss and in fiscal year 2003 we received tax refunds of $1,915,000 related to our 2002 tax loss.

Liquidity and Capital Resources

      Net cash generated from operating activities in fiscal 2003 was $3,930,000 compared to $1,445,000 in fiscal 2002 and net cash used of $4,596,000 in fiscal 2001. In fiscal 2003, we generated cash from operating activities primarily due to tax refunds we received of $1,915,000 and the utilization of certain prepayments for expenditures made in fiscal 2002 of $3,455,000, primarily for prepayment of postage and other shipping costs and maintenance contracts. In fiscal 2002, we generated cash from operations due to a decrease in operating costs as compared to fiscal 2001, combined with the tax benefits discussed above. In fiscal 2001, we incurred a net loss of $12,122,000 that was partially offset by non-cash charges related to depreciation and various other operating expense accruals.

      Net cash used in investing activities was $256,000 in fiscal 2003 compared to $583,000 in fiscal 2002. Net cash used in investing activities was $583,000 in fiscal 2002 compared to net cash generated from investing activities of $842,000 in fiscal 2001. In fiscal 2003 and 2002, we purchased additional equipment to support our digital strategy. The increase in net cash generated from investing activities for fiscal 2001 was primarily due to sales of securities available-for-sale.

      Net cash used in financing activities was $93,000 compared to net cash used of $2,548,000 in fiscal 2002 and net cash from financing activities of $4,620,000 in fiscal 2001. Fiscal 2003 included payments for lease obligations and in fiscal 2002, we paid off our bank loan of $2,350,000. In fiscal 2001, net cash from financing activities included proceeds from a bank loan and issuance of Subordinated Convertible Debentures.

      The ratio of current assets to current liabilities was 1.46 to 1 at the end of fiscal 2003 compared to 1.80 to 1 at the end of fiscal 2002 and .67 to 1 at the end of fiscal 2001. The decrease in fiscal 2003 compared to fiscal 2002 is primarily due to a decrease in income tax receivable and prepaid expenses as discussed above, partially offset by increased cash and cash equivalents and a decrease in accounts payable. The increase in fiscal 2002 compared to fiscal 2001 is primarily due to an increase in income tax receivable and prepaid expenses, partially offset by decreases in inventory, accounts payable, and bank loan payable.

      Net capital expenditures during fiscal 2003 totaled $270,000 compared to $668,000 in fiscal 2002 and $187,000 in fiscal 2001. The expenditures related primarily to the purchase of additional digital processing equipment. We have plans for capital expenditures as needed, although at this time we have no binding commitments.*

      As of December 12, 2003, our principal source of liquidity included approximately $4,094,000 of cash and cash equivalents. We currently anticipate that existing cash and cash equivalents and projected future cash flows from operations will be sufficient to fund our operations, including any capital expenditures, and to service our indebtedness through at least the next twelve months. * However, if we do not generate sufficient cash from operations to satisfy our ongoing expenses, we may be required to seek external sources of financing or refinance our obligations. Possible sources of financing include the sale of equity securities or bank borrowings. There can be no assurance that we will be able to obtain adequate financing in the future. See Item 1 of Part I-"Risk Factors."

      As of September 27, 2003, our principal commitments consisted of obligations outstanding under operating leases, our settlement with the ITC, and our convertible debentures, detailed as follows (in thousands):

                          Fiscal    Fiscal    Fiscal    Fiscal    Fiscal   Future
                           2004      2005      2006      2007      2008     Years
                          --------------------------------------------------------
      Lease               $1,345    $1,070    $  429    $  413    $  410    $  820
      ITC                    250       250       250       250        --        --
      Convertible debt        --        --     2,500        --        --        --
                          --------------------------------------------------------
                          $1,595    $1,320    $3,179    $  663    $  410    $  820
                          ========================================================

Inflation

      The results of our operations have not been significantly affected by inflation during any of the last three fiscal years.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not material.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See pages 23 through 39.

                Report of Ernst & Young LLP, Independent Auditors

Shareholders and Board of Directors
PhotoWorks, Inc.

      We have audited the accompanying consolidated balance sheets of PhotoWorks, Inc. (the Company) as of September 27, 2003, and September 28, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 27, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhotoWorks, Inc. at September 27, 2003 and September 28, 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/ ERNST & YOUNG LLP

Seattle, Washington
November 7, 2003

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                     ASSETS

                                                                                September 27,    September 28,
                                                                                    2003             2002
                                                                                -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $  4,756         $  1,175
    Accounts receivable, net of allowance for doubtful accounts
       of $56 and $28 in 2003 and 2002, respectively                                    28              548
    Inventories                                                                        652              934
    Prepaid expenses                                                                   354            3,978
    Income taxes receivable                                                             --            1,808
                                                                                  --------         --------
       TOTAL CURRENT ASSETS                                                          5,790            8,443

Furniture, fixtures, and equipment,
    at cost, less accumulated depreciation (Note D)                                  1,821            3,346
Lease deposits                                                                          51               33
                                                                                  --------         --------

TOTAL ASSETS                                                                      $  7,662         $ 11,822
                                                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                              $  1,376         $  2,024
    Accrued compensation                                                             1,260            1,392
    ITC penalty, current portion (Note K)                                              239               --
    Accrued taxes                                                                      150              150
    Income taxes payable                                                                14               --
    Current portion of capital lease obligation                                          2               94
    Other accrued expenses                                                             438              495
    Deferred revenues                                                                  477              529
                                                                                  --------         --------
      TOTAL CURRENT LIABILITIES                                                      3,956            4,684

Subordinated convertible debentures (Note E)                                         2,500            2,500
ITC penalty, non-current portion                                                       636               --
Capital lease obligations, net of current portion (Note C)                               6               --
                                                                                  --------         --------

TOTAL LIABILITIES                                                                    7,098            7,184

SHAREHOLDERS' EQUITY (Notes G and I)
    Preferred Stock, $.01 par value; authorized 2,000,000 shares;
      15,000 shares Series A Convertible Preferred Stock authorized, issued and outstanding in 2003 and 2002, with a liquidation preference of $15,000,000, plus any unpaid dividends of 6% per year
      36,830 shares Series B Convertible Preferred Stock authorized,
        none issued or outstanding in 2003 and 2002                                     --               --
    Common Stock, $.01 par value, authorized 101,250,000 shares, issued and
      outstanding 16,660,285 and 16,655,285 in 2003 and 2002, respectively             167              167
    Additional paid-in capital                                                      15,803           15,802
    Retained deficit                                                               (15,406)         (11,331)
                                                                                  --------         --------
      TOTAL SHAREHOLDERS' EQUITY                                                       564            4,638
                                                                                  --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $  7,662         $ 11,822
                                                                                  ========         ========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share and share data)

                                                              Fiscal Years Ended
                                             ------------------------------------------------------
                                             September 27,        September 28,       September 29,
                                                  2003                 2002                2001
===================================================================================================
Net revenues                                 $     29,416         $     42,093         $     56,690
Cost of goods and services                         22,129               31,619               44,194
                                             ------------         ------------         ------------

GROSS PROFIT                                        7,287               10,474               12,496

Operating expenses:
   Marketing                                        2,662                4,567               11,033
   Research and development                         2,442                1,891                3,966
   General and administrative                       5,355                5,893                7,583
   Legal settlements (Note K)                         875                   --                1,094
   Accrued lease obligations (Note C)                  --                   --                  908
                                             ------------         ------------         ------------
       Total operating expenses                    11,334               12,351               24,584
                                             ------------         ------------         ------------

LOSS FROM OPERATIONS                               (4,047)              (1,877)             (12,088)

Other income (expense):
   Interest expense                                  (173)                (286)                (539)
   Interest income                                     42                   43                   89
   Other income (expense), net                         11                   28                  416
                                             ------------         ------------         ------------
     Total other expense                             (120)                (215)                 (34)
                                             ------------         ------------         ------------

LOSS BEFORE INCOME TAXES                           (4,167)              (2,092)             (12,122)

Income tax benefits (Note F)                           92                5,673                   --
                                             ------------         ------------         ------------

NET INCOME (LOSS)                            $     (4,075)        $      3,581         $    (12,122)
                                             ============         ============         ============

Diluted earnings (loss) per share            $       (.24)        $        .21         $       (.73)
                                             ============         ============         ============
Basic earnings (loss) per share              $       (.24)        $        .22         $       (.73)
                                             ============         ============         ============

Weighted average shares diluted                16,657,000           17,043,000           16,563,000
                                             ============         ============         ============
Weighted average shares basic                  16,657,000           16,655,000           16,563,000
                                             ============         ============         ============

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)

                                      Preferred Stock          Common Stock
                                      ---------------          ------------
                                     Shares        Par      Shares           Par          Paid-In        Retained
                                   Outstanding    Value   Outstanding       Value         Capital         Deficit          Total
===================================================================================================================================
BALANCE AS OF SEPTEMBER 30, 2000        15,000    $  --   16,505,659     $       165    $    15,629     $    (2,790)    $    13,004

   Warrants issued                          --       --           --              --             83              --              83
   Purchase of Storycatcher.com             --       --       86,500               1             59              --              60
   Employee stock purchase plan             --       --       63,812               1             19              --              20
   Net loss                                 --       --           --              --             --         (12,122)        (12,122)
                                   -----------    -----  -----------     -----------    -----------     -----------     -----------

BALANCE AS OF SEPTEMBER 29, 2001        15,000       --   16,655,971             167         15,790         (14,912)          1,045

   Warrants issued                          --       --           --              --             12              --              12
   Employee stock purchase plan             --       --         (686)             --             --              --              --
   Net income                               --                    --              --             --           3,581           3,581
                                   -----------    -----  -----------     -----------    -----------     -----------     -----------

BALANCE AS OF SEPTEMBER 28, 2002        15,000       --   16,655,285             167         15,802         (11,331)          4,638

   Stock options exercised                  --       --        5,000              --              1              --               1
   Net loss                                 --                    --              --             --          (4,075)         (4,075)
                                   -----------    -----  -----------     -----------    -----------     -----------     -----------

BALANCE AS OF SEPTEMBER 27, 2003        15,000    $  --   16,660,285     $       167    $    15,803     $   (15,406)    $       564
                                   ===========    =====  ===========     ===========    ===========     ===========     ===========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Fiscal Years Ended
                                                                     -------------------------------------------
                                                                     September 27,  September 28,  September 29,
                                                                         2003            2002          2001
================================================================================================================
OPERATING ACTIVITIES:
Net income (loss)                                                      $ (4,075)      $  3,581       $(12,122)
 Charges to income not affecting cash:
    Depreciation                                                          1,802          3,711          5,361
    Legal settlements                                                       875             --            705
    Deferred revenues                                                       (52)           430              5
    (Gain) loss on disposal of furniture, fixtures, and equipment           (13)            55            277
    Accrued lease obligations                                                --             --            908
 Net change in receivables, inventories, payables and other               3,571         (4,524)          (700)
 Income taxes receivable/payable                                          1,822         (1,808)           970
                                                                       --------       --------       --------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                    3,930          1,445         (4,596)

INVESTING ACTIVITIES:
 Purchase of furniture, fixtures, and equipment                            (270)          (668)          (187)
 Proceeds from sales of furniture, fixtures, and equipment                   14             85              7
 Sales of securities available-for-sale                                      --             --          1,022
                                                                       --------       --------       --------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                                     (256)          (583)           842

FINANCING ACTIVITIES:
 Payment on capital lease obligations                                       (94)          (198)          (250)
 Proceeds from issuance of Common Stock                                       1             --             20
 Repayment of bank note payable                                              --         (2,350)            --
 Proceeds from bank note payable                                             --             --          2,350
 Proceeds from Subordinated Convertible Debentures                           --             --          2,500
                                                                       --------       --------       --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                      (93)        (2,548)         4,620
                                                                       --------       --------       --------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         3,581         (1,686)           866

Cash and cash equivalents at beginning of year                            1,175          2,861          1,995
                                                                       --------       --------       --------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                                        $  4,756       $  1,175       $  2,861
                                                                       ========       ========       ========

Supplemental cash flow information:
 Cash paid for interest                                                $    175       $    261       $    356
 Cash received from income tax refund                                  $  1,915       $  3,865       $     --

Supplemental non-cash financing and investing activity:
  Capital lease obligation incurred                                    $      8       $     --       $     --
  Stock warrants issued for bank financing                             $     --       $     12       $     83
  Purchase of StoryCatcher.com                                         $     --       $     --       $     98

See notes to consolidated financial statements

                                PHOTOWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a leading photo services company, dedicated to providing its customers with innovative and inspiring ways to enjoy and share their photographic memories, primarily through online and mail-order channels. The PhotoWorks service provides film and image processing and online image storage and management services to both traditional and digital camera users, primarily in the United States, which allow customers to store and organize photos online, share them with friends and family, and order reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand name PhotoWorks(R).

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include PhotoWorks, Inc. and its subsidiaries, all of which are wholly-owned. Significant inter-company accounts and transactions have been eliminated in consolidation.

SEGMENT REPORTING: The Company currently operates in one business segment.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, credit card receivables, and highly liquid short-term investments with a maturity date of three months or less on date of purchase.

OTHER FINANCIAL INSTRUMENTS: The carrying values of financial instruments such as trade receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The ITC penalty settlement and capital lease obligations were entered into shortly before the end of the fiscal period and there have been no significant changes in interest rates or credit risk of the Company since; therefore the carrying values of those financial instruments also approximate their fair values.

ACCOUNTS RECEIVABLE: Accounts receivable primarily includes amounts due from wholesale customers from the sale of single-use camera shells. An allowance for doubtful accounts is established based on the Company's historical loss percentage for bad debts as a percentage of sales with consideration given the aging of the receivables.

INVENTORIES: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film, and photofinishing supplies. An inventory reserve is established based on the valuation of the Company's inventory, and those inventories which are obsolete or in excess of forecasted usage or their estimated net realizable value.

DEPRECIATION: Furniture, fixtures, and equipment are depreciated using the straight-line method based on the estimated useful asset lives, ranging from two to five years. Expenditures for major remodeling and improvements of leasehold properties are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset.

INCOME TAXES: The benefit or provision for federal income taxes is generally computed based on pretax income. However, the benefit or provision may differ from income taxes currently payable or receivable, because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. As more fully described in Note F, the net operating losses for both book and tax purposes exceed amounts available for operating loss carrybacks. Due to the uncertainty of the recoverability of these deferred assets, a valuation allowance has been recorded. Amounts available through operating loss carrybacks are recorded as income taxes receivable.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosures," and applies Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant.

Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net income (loss) would have been changed as follows:

                                                              September 27,     September 28,     September 29,
                                                                   2003              2002              2001
                                                              -------------------------------------------------
                                                                    (in thousands, except per share data)
Net income (loss) as reported                                  $   (4,075)       $    3,581        $  (12,122)
Add:  Stock-based compensation expense
    included in net income, net of related tax benefits                --                --                --
Deduct:  Stock based compensation as determined
    under FAS 123, net of related tax effects                        (446)             (544)             (620)
                                                               ----------        ----------        ----------
Pro forma net income (loss)                                    $   (4,521)       $    3,037        $  (12,742)
                                                               ==========        ==========        ==========

Basic earnings (loss) per share as reported                    $     (.24)       $      .22        $     (.73)
Diluted earnings (loss) per share as reported                  $     (.24)       $      .21        $     (.73)
Pro forma basic earnings (loss) per share                      $     (.27)       $      .18        $     (.77)
Pro forma diluted earnings (loss) per share                    $     (.27)       $      .18        $     (.77)

Pro forma information regarding net income (loss) and diluted earnings (loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                       Fiscal 2003        Fiscal 2002       Fiscal 2001
==========================================================================================
        Risk free interest rate           2.23%             2.68%             3.81%
        Expected volatility             180.85%           134.95%           314.64%
        Expected option life              3.33 years        3.00 years        2.70 years
        Dividend yield                    0.00%             0.00%             0.00%

The pro forma effects on net income (loss) for fiscal years 2003, 2002, and 2001 are not indicative of pro forma effects in future years because additional grants in future years are anticipated.

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company's products and services will not be returned but customers can request a refund if not satisfied. During fiscal year 2003 refunds were less than 1% of net revenues. An allowance is recorded for expected future returns.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

DEFERRED REVENUES: Deferred revenues relate primarily to a Frequent Customer Program. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer receives free processing on their next roll of film. For each roll of film for which the processing is paid under this program, the Company defers a portion of the revenue received and recognizes the revenue upon processing of the free roll, so that revenue from customers in this program is recognized ratably over all film rolls processed.

EARNINGS (LOSS) PER SHARE: - The Company calculates earnings per share based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the period. Net loss per share is based on the weighted average number of common shares outstanding during the period. See Note H.

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

NOTE B - LIQUIDITY

The Company has experienced significant revenue declines and has incurred operating losses in recent years. Cash flows from operations were positive in fiscal 2003 and 2002 primarily due to income tax refunds of $5,780,000 related to the carryback of taxable losses. Management has taken various actions, including workforce reductions, store closures, and reduced marketing and administrative expenditures to more closely align its cost structure with its reduced revenue levels and to improve its cash flows.

Management believes that under current operational plans, its current cash balances and projected future cash flows from operations will be sufficient to fund operations through at least the next twelve months. Further, management has both the ability and intent to undertake additional actions to reduce expenses to ensure cash balances are sufficient to meet its obligations as they fall due. However, the Company's inability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position and liquidity and may require the Company to seek additional sources of funding to enable it continue operations for at least the next twelve months.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--PROPERTY AND LEASES

The Company has two separate leases related to its main operating facilities, totaling approximately 110,000 square feet. One of these leases, with lease costs of approximately $473,000 per year, expires in September 2005, with an option to extend through September 2010. The other lease, with lease costs of approximately $410,000 per year, expires in September 2010.

The Company leases the majority of the equipment needed to archive and retrieve customers' digital images under three-year operating leases. These leases commenced on the in-service date of the particular equipment and generally expire during fiscal 2005. Total payments under these equipment leases are approximately $394,000 annually.

At September 27, 2003, future minimum payments under capital leases and non-cancelable operating leases are as follows:

                                                          Capital      Operating
                                                           Lease         Leases
================================================================================
                                                              (in thousands)

Fiscal 2004                                               $     3         1,342
Fiscal 2005                                                     3         1,067
Fiscal 2006                                                     3           426
Fiscal 2007                                                     3           410
Fiscal 2008                                                    --           410
Thereafter                                                     --           820
                                                          -------       -------
                                                               12       $ 4,475
                                                                        =======
Amounts representing interest                                  (4)
                                                          -------
Present value of net minimum lease payments               $     8
                                                          =======

Rental expense relating to facilities operating leases for fiscal years 2003, 2002, and 2001, was $1,067,000, $1,303,000 and $1,910,000, respectively. Rental expense relating to equipment operating leases for fiscal years 2003, 2002, and 2001 was $424,000, $778,000, and $1,132,000, respectively. Interest expense relating to the capital lease was $2,000, $13,000, $28,000, for fiscal years 2003, 2002 and 2001, respectively.

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D -- FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment, at cost, consist of the following:

                                                     September 27,   September 28,
                                                          2003            2002
==================================================================================
                                                             (in thousands)
Furniture, fixtures, and equipment                      $ 22,301       $ 21,347
Equipment under capital lease                                  8          1,028
Leasehold improvements                                     4,318          4,313
                                                        --------       --------
                                                          26,627         26,688
Less accumulated depreciation and amortization           (24,806)       (23,342)
                                                        --------       --------

                                                        $  1,821       $  3,346
                                                        ========       ========

The Company had been leasing the majority of its archive equipment under a 5-year capital lease, which expired in March 2003. Upon expiration of the lease, the Company exercised its $20 option to buy the equipment. Therefore, those assets are no longer categorized as equipment under capital lease.

NOTE E -- CONVERTIBLE DEBENTURES

In April 2001, the Company issued $2,500,000 of convertible debentures carrying a 7% interest rate and convertible, at the discretion of the holders, into Series B Preferred Stock at a conversion price of $75.00 per share, one year after closing. Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time into 100 shares of Common Stock (Series B conversion to common stock results in $.75 per common share). If not previously converted, the debentures are required to be repaid five years from closing. In 2002, the Company filed a registration statement with the SEC for common shares attributable to Series A and Series B preferred shares.

NOTE F-- INCOME TAXES

The benefit (provision) for income taxes is as follows (in thousands):

                                                   2003        2002        2001
================================================================================

Benefit (provision) for income taxes:
         Current                                  $   92      $5,673      $    0
         Deferred                                      0           0           0
                                                  ------      ------      ------
                                                  $   92      $5,673      $    0
                                                  ======      ======      ======

In March 2002, Congress enacted changes in the tax law that allowed the Company to carryback tax losses that resulted in tax refunds of $1,915,000 and $3,865,000 in 2003 and 2002, respectively.

A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:

                                                   2003        2002       2001
================================================================================

Statutory tax rate                                 34.0%       34.0%      34.0%
Non-deductible ITC penalty                         (7.2)         --         --
Other, net                                         (0.1)        3.0        0.9
Valuation allowance on deferred tax assets        (24.5)      234.2      (34.9)
                                                 ------      ------     ------
                                                    2.2%      271.2%       0.0%
                                                 ======      ======     ======

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F -- INCOME TAXES (Continued)

The Company has net deferred tax assets totaling $12,094,000, comprised primarily of net operating loss carryforwards. Due to the recent history of operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance of $12,094,000 has been recorded against our net deferred tax assets.

Principal items comprising cumulative deferred income taxes are as follows:

                                                        2003             2002
===============================================================================
                                                           (in thousands)
Deferred tax assets:
   Net operating loss carryforward                    $ 10,182         $ 10,622
   Depreciation and amortization                         1,109            1,155
   Accrued expenses                                        306              213
   Tax credit carryforwards                                364              482
   Deferred revenues                                       162              180
   Other                                                    85               67
                                                      --------         --------
Total deferred tax assets                               12,208           12,719
                                                      ========         ========

Deferred tax liabilities:
   Prepaid expenses                                       (108)          (1,339)
   Other liabilities                                        (6)              (4)
                                                      --------         --------
Total deferred tax liabilities                            (114)          (1,343)
                                                      --------         --------

Valuation Allowance                                    (12,094)         (11,376)
                                                      --------         --------

Net deferred tax asset                                $      0         $      0
                                                      ========         ========

The net operating loss carry forward begins expiring in 2020. Tax credit carry forwards of $115,000 relate to minimum tax credits and have no expiration date. The remaining carry forwards are related to research and development credits and charitable contributions. These credits and the net operating loss carryforwards expire as follows:

                                                   NOL            Tax Credit
                                              Carryforward       Carryforwards
===============================================================================
                                                       (in thousands)

      Fiscal 2020                                $29,095           $   117
      Fiscal 2021                                     --                82
      Fiscal 2022                                    851                50
                                                 -------           -------
                                                 $29,946           $   249
                                                 =======           =======

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G-- SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The shares of Series A preferred stock have a conversion price of $4.75 and include warrants to purchase common stock at an exercise price of $6.00 per share. The shares of Series A preferred stock are convertible into a total of 3,157,895 shares of common stock and the warrants are exercisable to purchase a total of 789,474 shares of common stock which are reserved for issuance. The shares are convertible at the holder's option at any time and may be redeemed by the Company for $4.75 per share any time. Under the anti-dilution provisions of the Series A rights agreement, upon conversion by Subordinated Convertible Debenture holders to Series B Preferred Stock, the conversion price of Common stock will be reduced to $4.25 per share and the exercise price for warrants will be reduced to $5.37 per share.

The holders of the Series A Preferred Stock have a preference on the sale or liquidation of the Company. The aggregate amount of the liquidation preference is $15,000,000. The holders of Series A preferred stock also have preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company's Board of Directors. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted.

Warrants

In addition to the warrants issued to the Series A preferred shareholders, the Company issued warrants in conjunction with its bank note payable as follows:

Issue date                Warrants issued     Exercise price   Expiration Date
--------------------------------------------------------------------------------
December 20, 2000              72,727             $1.00        December 20, 2010
July 23, 2001                  50,000             $ .66        July 23, 2011
October 11, 2001              150,000             $ .20        October 11, 2011

The Company amortized the fair value of the warrants as interest expense over the applicable loan periods.

Common Shares Reserved

At September 27, 2003, shares of common stock reserved for future issuance were as follows:

      Outstanding stock options                                  2,993,622
      Stock options available for grant                            688,218
      Warrants to purchase common stock                            272,727
      Common stock under Series A conversion                     3,157,895
      Warrants issued to Series A shareholders                     789,474
                                                                 ---------
                                                                 7,901,936
                                                                 =========

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under covenants of a bank agreement from declaring any dividends on shares of its capital stock without the bank's prior consent. In addition, the Company may not pay any dividends on shares of Common Stock, unless prior to such payment, it has paid in full all cumulative dividends which would have accrued on the Series A Preferred shares, from date of issuance until the date of such payment, whether or not such dividends have been declared by the Board of Directors. The Company currently intends to retain earnings, if any, for developing its business.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of earnings (loss) per common share:

                                                             2003             2002            2001
======================================================================================================
    Numerator for earnings (loss) per common share:
     Net income (loss)                                  $  (4,075,000)    $  3,581,000    $(12,122,000)
                                                        =============     ============    ============

    Denominator for basic earnings (loss) per share:
         Weighted-average number
           of common shares                                16,657,000       16,655,000      16,563,000

    Effect of dilutive securities:
       Stock options                                               --          388,000              --
     Warrants                                                      --               --              --
                                                        -------------     ------------    ------------

   Denominator for diluted earnings (loss)
        per common share                                   16,657,000       17,043,000      16,563,000
                                                        =============     ============    ============

Basic earnings (loss) per share                         $        (.24)    $        .22    $       (.73)
                                                        =============     ============    ============
Diluted earnings (loss) per share                       $        (.24)    $        .21    $       (.73)
                                                        =============     ============    ============

At September 27, 2003, and September 29, 2001, there were 7,213,718, 5,782,258 stock options, warrants and common stock upon conversion of Series A preferred shares, respectively, that were excluded from the computation of diluted loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

Excluded from the computation of diluted earnings per common share for the year ended September 28, 2002 are options to acquire 1,443,176 shares of common stock with a weighted average exercise price of $3.73, common shares of 3,157,895 related to convertible preferred stock with an exercise price of $4.75, 789,474 common stock warrants with an exercise price of $6.00, 72,727 common stock warrants with an exercise price of $1.00, and 50,000 common stock warrants with an exercise price of $.66 and 150,000 common stock warrants with an exercise price of $.20.

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

In February 2000, shareholders approved the 1999 Stock Incentive Compensation Plan. Officers, directors, employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Pursuant to this plan, options may be granted to purchase up to 800,000 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted. In February 2001, shareholders approved an amendment to increase the number of shares reserved for issuance to 1,300,000 and in February 2003, shareholders approved an amendment to increase the number of shares reserved for issuance to 1,800,000 shares.

Shares of Common Stock reserved for issuance under stock option plans totaled 3,681,840 at September 27, 2003, of which 688,218 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

The following schedule summarizes stock option activity for fiscal years 2001, 2002, and 2003.

                                                     Number             Price Per      Weighted Average
                                                    of Shares             Share         Exercise Price
=======================================================================================================
    Balance at September 30, 2000                   2,026,682         $1.00 - $13.06        $5.14
        Granted during 2001                         1,370,950         $ .16 - $ 2.38        $ .78
        Expired/Canceled during 2001               (1,685,470)        $ .66 - $12.00        $3.67
        Exercised during 2001                               -         $ .00 - $  .00        $ .00
                                                   ----------

    Balance at September 29, 2001                   1,712,162         $ .16 - $13.06        $4.37
        Granted during 2002                         1,468,500         $ .12 - $  .26        $ .12
        Expired/Canceled during 2002                 (445,349)        $ .12 - $13.06        $4.75
        Exercised during 2002                               -         $ .00 - $  .00        $ .00
                                                   ----------

    Balance at September 28, 2002                   2,735,313         $ .12 - $12.00        $2.03
        Granted during 2003                           518,900         $ .09 - $  .30        $ .14
        Expired/Canceled during 2003                 (255,591)        $ .09 - $10.00        $3.03
        Exercised during 2003                          (5,000)        $ .12 - $  .12        $ .12
                                                   ----------

    Balance at September 27, 2003                   2,993,622         $ .09 - $12.00        $1.62

Options considered fully vested as of September 27, 2003, September 28, 2002, and September 29, 2001, were 1,734,675, 970,749, and 912,767, respectively, at weighted average exercise prices of $2.51, $4.55, and $4.88, respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 27, 2003.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I -- STOCK-BASED COMPENSATION (Continued)

                                        Options Outstanding                       Options Exercisable
                          ---------------------------------------------       ---------------------------
                                             Remaining        Wtd. Avg.                         Wtd. Avg.
Range of                    Options         Contractual       Exercise          Options         Exercise
Exercise Prices           Outstanding       Life (Years)        Price         Exercisable         Price
---------------           -----------       ------------        -----         -----------         -----
$  0.00 - $ 0.20          1,773,851             3.4           $   .13           685,959          $   .13
$  0.21 - $  .50             10,400             4.2           $   .24             1,667          $   .24
$  0.51 - $ 1.00            305,950             2.4           $   .70           207,706          $   .72
$  1.01 - $ 2.00                  -             0.0           $   .00                 0          $   .00
$  2.01 - $ 3.00             55,750             1.8           $  2.75            55,646          $  2.75
$  3.01 - $ 4.00            449,421             0.9           $  3.30           419,921          $  3.30
$  4.01 - $ 6.00            239,850             1.5           $  4.81           205,928          $  4.79
$  6.01 - $ 8.00             58,400             1.4           $  6.90            57,848          $  6.91
$  8.01 - $10.00                  -             0.0           $   .00                 0          $   .00
$10.01 - $12.00             100,000             1.8           $ 12.00           100,000          $ 12.00
                          ---------                                           ---------
                          2,993,622             2.7           $  1.62         1,734,675          $  2.51

The per share weighted average fair value of stock options granted during fiscal years 2003, 2002, and 2001 was $.12, $.10, and $.77 respectively.

Subsequent to year-end, pursuant to an employment agreement with Mr. Philippe Sanchez, the Company's new President and CEO, the Company granted a stock option for 250,000 shares with an exercise price of $.01 and a stock option for 750,000 shares at the fair market value on the date of grant.

Employee Stock Purchase Plan

The Company had an Employee Stock Purchase Plan under which substantially all employees had the option to purchase shares of the Company's Common Stock at six-month intervals at 85% of its fair market value on the first or last day of the six-month offering period, whichever is lower. Employees could elect to contribute up to 10% of their gross compensation during the purchase period. The Plan was discontinued effective October 1, 2001. During fiscal 2001, shares totaling 63,812 were issued under the Plan at an average price of $.31.

NOTE J -- 401(K) RETIREMENT PLAN

The Company maintains a 401(k) Plan for substantially all employees. For fiscal years, 2003, 2002 and 2001, the Company's contributions were based on matching a percentage of up to 4% of voluntary employee contributions, plus a discretionary profit sharing contribution determined by the Board of Directors. Beginning in fiscal year 2004, the Company will allocate matching or profit sharing contributions on a discretionary basis determined at the end of the fiscal year. No profit sharing contributions were made for fiscal 2003, 2002 or 2001. The Company's contributions totaled $259,000, $287,000, and $401,000 for fiscal years 2003, 2002 and 2001, respectively.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K -- CONTINGENCIES

Fuji Photo Film Co., Ltd - The Company was a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. Fuji alleged that a number of companies, including the Company's OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting PhotoWorks and its subsidiaries from importing and selling imported recycled single-use cameras. The Company appealed the ITC Commissioners' order to the Federal Circuit Court of Appeals and that Court issued a decision in November 2001, upholding the order against the Company.

In July 2001, the ITC commenced enforcement and advisory opinion proceedings against the Company and several other respondents, based on a complaint filed by Fuji with the ITC. This complaint alleged that PhotoWorks infringed certain claims of six of Fuji's patents on single use cameras, through the importation and sale of certain newly manufactured reloadable cameras. The complaint requested that the ITC determine that, through these imports and sales, the Company violated the ITC's previous order. It also requested that the ITC bring an action in an appropriate U.S. District Court to seek an injunction and civil penalties for each day in which an importation or sale violating the order occurred in an amount up to the maximum provided by the governing statute. In May 2002, an Administrative Law Judge of the International Trade Commission issued an initial determination that the Company's reloadable camera infringed three patents owned by Fuji Photo Film Co., Ltd., for single-use cameras and recommended that the Commission assess a penalty of $1.6 million against the Company for such infringement.

The Commission upheld the infringement determination and, in May 2003, upheld the penalty assessment of $1,600,000.

In September 2003, the Company negotiated a settlement agreement with the ITC, whereby the Company gives up its appeal rights, to reduce the penalty by $600,000 to a total of $1,000,000. The settlement also included a payment schedule of $250,000 in each of the next four years beginning in July 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 million penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in the fiscal 2003 financial statements for this matter.

There is a risk that Fuji could bring a civil action against the Company for damages for patent infringement by reason of sales of cameras that have been found in the ITC proceedings to infringe Fuji patents. If such a suit was filed against the Company, it could have a significantly harmful impact on its financial condition, results of operations and liquidity. The Company is unable to determine the probability or likelihood of such an action.

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K -- CONTINGENCIES (Continued)

The Company and one if its service providers are in discussions relating to fees billed in connection with services provided. The negotiations are in an early stage and at this time, the Company cannot reasonably estimate the likelihood of realizing a reduction in amounts incurred. These amounts were accrued in the periods in which they were incurred. If the Company were successful in negotiating a reduction of the amounts, which could be significant, it would recognize reduced expenses in a future period.

The Company is also involved in various routine legal proceedings in the ordinary course of its business.

NOTE L -- SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The Company's fiscal year consists of four 13-week quarters. The following table sets forth summary financial data for the Company by quarter for fiscal years 2003 and 2002 (in thousands, except per share data).

                                                                      Quarters
                                           ----------------------------------------------------------------
                                             First            Second            Third             Fourth
-----------------------------------------------------------------------------------------------------------
Fiscal 2003
-----------
Net revenues                               $ 8,353           $ 6,500           $ 6,987           $ 7,576
Gross profit                                 1,875             1,023             2,048             2,341
ITC penalty                                     --                --            (1,600)              725
Pretax income (loss)                        (1,050)           (1,555)           (2,180)              618
Tax benefit (provision)                         --               107               (25)               10
Net income (loss)                           (1,050)           (1,448)           (2,205)              628
Basic earnings (loss) per share               (.06)             (.09)             (.13)              .04
Diluted earnings (loss) per share             (.06)             (.09)             (.13)              .04

                                             First            Second            Third             Fourth
-----------------------------------------------------------------------------------------------------------
                                                                      Quarters
                                           ----------------------------------------------------------------
Fiscal 2002
-----------
Net revenues                               $11,063           $ 9,269           $10,514           $11,247
Gross profit                                 2,573             1,834             2,857             3,210
Pretax loss                                   (167)             (917)             (925)              (83)
Tax benefit                                     --             3,758               484             1,431
Net income (loss)                             (167)            2,841              (441)            1,348
Basic earnings (loss) per share               (.01)              .17              (.03)              .08
Diluted earnings (loss) per share             (.01)              .17              (.03)              .08

The significant tax benefits recognized in the second, third and fourth quarters of fiscal 2002 result from benefits of loss carrybacks under the "Job Creation and Workers Assistance Act" and the utilization of net operating loss carryforwards to the extent they are no longer restricted under IRC Section 382.

The sum of quarterly loss per share may not necessarily equal the loss per share reported for the entire year since the weighted average shares outstanding used in the loss per share computation changes throughout the year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A - CONTROLS AND PROCEDURES

      See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART III

ITEMS 10, 11, 12, 13 AND 14

      The information called for by Part III (Items 10, 11,12,13 and 14) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on February 3, 2004, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's last fiscal year-end, September 27, 2003. Information with respect to the Company's executive officers appears under "Executive Officers of the Company" in Item 1 of Part I above.

      We have adopted the PhotoWorks Finance Code of Professional Conduct (the code of ethics for senior financial officers), a code of ethics that applies to our Chief Executive Officer, Chief Accounting Officer and Controller. The finance code of ethics is filed as an exhibit to the Form 10-K for September 27, 2003.

                                     PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

(1)    Consolidated Financial Statements                                                              Page
       Report of Ernst & Young LLP, Independent Auditors                                               23

       Consolidated Balance Sheets as of September 27, 2003 and September 28, 2002                     24

       Consolidated Statements of Operations for the years ended September 27, 2003,
       September 28, 2002, and September 29, 2001                                                      25

       Consolidated Statements of Shareholders' Equity for the years ended
       September 27, 2003, September 28, 2002, and September 29, 2001                                  26

       Consolidated Statements of Cash Flows for the years ended September 27, 2003,
       September 28, 2002, and September 29, 2001                                                      27

       Notes to Consolidated Financial Statements                                                     28-39

      Supplemental Consolidated Financial Statement Schedule. The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company included in Part II, Item 8.

(2)   Schedule Page

      II - Valuation and Qualifying Accounts 44

      All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

b. Reports on Form 8-K

      Form 8-K dated September 26, 2003 - Item 5 - Other Events related to reduction and settlement of the International Trade Commission penalty.

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

10.13 PhotoWorks, Inc. 1999 Stock Incentive Compensation Plan as amended. (Incorporated by reference to the Form S-8 filing dated April 4, 2003, File #333-104308.)

10.14 Loan and Security Agreement, Form of Warrant with Comerica Bank. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.15 First Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank (formerly Imperial Bank) dated July 23, 2001. (Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-K for the year ended September 29. 2001.)

10.16 Second Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank dated October 11, 2001. (Incorporated by reference to Exhibit 10.19 filed with the Company's Annual Report on Form 10-K for the year ended September 29, 2001.)

10.17 Third Amendment to Loan & Security Agreement dated January 3, 2002 with Comerica Bank, Inc. (Incorporated by reference to
                  Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2001.)

10.18 Fourth Amendment to Loan and Security Agreement with Comerica Bank, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.)

10.19 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.20 Second amendment to lease agreement dated June 14, 2000 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.23 filed with Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.21*            Eastman Kodak Supply Agreement effective November 1, 2000.
                  (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.22 Change in Control Agreement with Michael F. Lass and Loran Cashmore Bond dated April 25, 2001. (Incorporated by reference to Exhibit 10.33 filed with the Company's Annual Report on Form 10-K for the year ended September 29, 2001.)

10.23             Employment and Severance and Release with Gary. R.
                  Christophersen dated June 13, 2003. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.)

10.24** Employment and Separation Agreement and Release with Mickey Lass dated September 23, 2003.

10.25** Employment and Separation Agreement and Release with Loran Cashmore Bond dated September 23, 2003.

10.26**           Employment Agreement with Philippe Sanchez dated October 3,
                  2003.

21**              PhotoWorks, Inc. Subsidiaries

23**              Consent of Ernst & Young LLP, Independent Auditors

31.1** Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

31.2** Certification of Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

32** Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 Sarbanes-Oxley Act of 2002

99**              Code of Ethics for Senior Financial Officers

*     Exhibit for which confidential treatment has been granted.
**    Filed herewith.

                                PHOTOWORKS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                    Additions
                                                      --------------------------------

                                         Balance at   Charged (Credited)    Charged to                         Balance
                                         Beginning       to Costs and          Other                           at End
Description                               of Year          Expenses          Accounts        Deductions       of Period
-----------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
SEPTEMBER 29, 2001

Allowance for doubtful accounts             $ 79             $  0              $  0             $ 34             $ 45

FOR THE YEAR ENDED
SEPTEMBER 28, 2002

Allowance for doubtful accounts             $ 45             $(12)             $  0             $  5             $ 28

FOR THE YEAR ENDED
SEPTEMBER 27, 2003

Allowance for doubtful accounts             $ 28             $ 32              $  0             $  4             $ 56

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    PHOTOWORKS, INC.
                                                      (REGISTRANT)


DATED: December 22, 2003                        By: /s/ Philippe Sanchez
                                                    --------------------
                                                    Philippe Sanchez
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                        TITLE                              DATE
By: /s/ Philippe Sanchez                    President and                      December 22, 2003
    -----------------------------           Chief Executive Officer
    Philippe Sanchez                        Director
                                            (Principal Executive Officer)


By: /s/ Gary R. Christophersen              Chairman and Director              December 22, 2003
    -----------------------------
    Gary R. Christophersen


By: /s/ Ross K. Chapin                      Director                           December 22, 2003
    -----------------------------
    Ross K. Chapin


By: /s/ Paul B. Goodrich                    Director                           December 22, 2003
    -----------------------------
    Paul B. Goodrich


By: /s/ Matthew A. Kursh                    Director                           December 22, 2003
    -----------------------------
    Matthew A. Kursh


By: /s/ Douglas A. Swerland                 Director                           December 22, 2003
    -----------------------------
    Douglas A. Swerland


By: /s/ Douglas M. Rowan                    Director                           December 22, 2003
    -----------------------------
    Douglas M. Rowan


By: /s/ Loran Cashmore Bond                 Chief Accounting Officer           December 22, 2003
    -----------------------------
    Loran Cashmore Bond

                                  EXHIBIT INDEX

                           Annual Report on Form 10-K
                      For The Year Ended September 27, 2003

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

10.13 PhotoWorks, Inc. 1999 Stock Incentive Compensation Plan as amended. (Incorporated by reference to the Form S-8 filing dated April 4, 2003, File #333-104308.)

10.14 Loan and Security Agreement, Form of Warrant with Comerica Bank. (Incorporated by reference to Exhibit 10.2 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.15 First Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank (formerly Imperial Bank) dated July 23, 2001. (Incorporated by reference to Exhibit 10.18 filed with the Company's Annual Report on Form 10-K for the year ended September 29. 2001.)

10.16 Second Amendment to Loan and Security Agreement, Form of Warrant with Comerica Bank dated October 11, 2001. (Incorporated by reference to Exhibit 10.19 filed with the Company's Annual Report on Form 10-K for the year ended September 29, 2001.)

10.17 Third Amendment to Loan & Security Agreement dated January 3, 2002 with Comerica Bank, Inc. (Incorporated by reference to
                  Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 2001.)

10.18 Fourth Amendment to Loan and Security Agreement with Comerica Bank, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.)

10.19 Lease agreement dated March 4, 1997 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.3 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997.)

10.20 Second amendment to lease agreement dated June 14, 2000 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.23 filed with Company's Annual Report on Form 10-K for the year ended September 30, 2000.)

10.21*            Eastman Kodak Supply Agreement effective November 1, 2000.
                  (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 2000.)

10.22 Change in Control Agreement with Michael F. Lass and Loran Cashmore Bond dated April 25, 2001. (Incorporated by reference to Exhibit 10.33 filed with the Company's Annual Report on Form 10-K for the year ended September 29, 2001.)

10.23             Employment and Severance and Release with Gary. R.
                  Christophersen dated June 13, 2003. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.)

10.24** Employment and Separation Agreement and Release with Mickey Lass dated September 23, 2003.

10.25** Employment and Separation Agreement and Release with Loran Cashmore Bond dated September 23, 2003.

10.26**           Employment Agreement with Philippe Sanchez dated October 3,
                  2003.

21**              PhotoWorks, Inc. Subsidiaries

23**              Consent of Ernst & Young LLP, Independent Auditors

31.1** Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

31.2** Certification of Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

32** Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 Sarbanes-Oxley Act of 2002

99**              Code of Ethics for Senior Financial Officers

*     Exhibit for which confidential treatment has been granted.
**    Filed herewith.