Form 10-Q
period 2003-12-27
PHOTOWORKS INC /WA
filed 2004-02-10
CIK 791050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 27, 2003    Commission file No. 0-15338
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

                              Yes |X|    No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                              Yes |_|    No |X|

 As of January 30, 2004, there were issued and outstanding 16,690,706 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 16

                                PHOTOWORKS, INC.

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I -- FINANCIAL INFORMATION

         Item 1 - Financial Statements                                            3-10

              Consolidated Balance Sheets as of December 27, 2003
                and September 27, 2003                                              3

              Consolidated Statements of Operations for the first quarter
                ended December 27, 2003 and December 28, 2002                       4

              Consolidated Statements of Cash Flows for the first quarter
                ended December 27, 2003 and December 28, 2002                       5

              Notes to Consolidated Financial Statements                          6-10

         Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                     10-13

PART II -- OTHER INFORMATION

         Item 1 - Legal Proceedings                                                14

         Item 5 - Controls and Procedures                                          14

         Item 6 - Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                         15

INDEX TO EXHIBITS                                                                  16

CERTIFICATIONS                                                                    17-19

                         PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            (UNAUDITED)        (NOTE)
                                                                            December 27,    September 27,
ASSETS                                                                          2003            2003
                                                                            =============================
CURRENT ASSETS
    Cash and cash equivalents                                                $  3,751         $  4,756
    Accounts receivable, net of allowance for doubtful accounts                    58               28
    Inventories                                                                   751              652
    Prepaid expenses                                                              290              354
                                                                             --------         --------
 TOTAL CURRENT ASSETS                                                           4,850            5,790

Furniture, fixtures, and equipment at cost, less accumulated depreciation       1,781            1,821
Lease deposits                                                                     51               51
                                                                             --------         --------

TOTAL ASSETS                                                                 $  6,682         $  7,662
                                                                             ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                         $  1,321         $  1,376
    Accrued compensation                                                          893            1,260
    Other accrued expenses                                                        556              588
    ITC penalty, current portion                                                  243              239
    Current portion of capital lease obligations                                    2                2
    Income taxes payable                                                           --               14
    Deferred revenues                                                             387              477
                                                                             --------         --------
TOTAL CURRENT LIABILITIES                                                       3,402            3,956

Subordinated convertible debentures                                             2,500            2,500
ITC penalty, non-current portion                                                  646              636
Capital lease obligations, net of current portion                                   6                6
                                                                             --------         --------

TOTAL LIABILITIES                                                               6,554            7,098

SHAREHOLDERS' EQUITY
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
      issued  and outstanding 15,000 shares                                        --               --
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,685,285                                   167              167
    Additional paid-in capital                                                 15,834           15,803
    Accumulated deficit                                                       (15,873)         (15,406)
                                                                             --------         --------

TOTAL SHAREHOLDERS' EQUITY                                                        128              564
                                                                             --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  6,682         $  7,662
                                                                             ========         ========

Note: The September 27, 2003 consolidated balance sheet has been derived from audited consolidated financial statements. See accompanying notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                                            First Quarter Ended
                                                     ---------------------------------
                                                     December 27,         December 28,
                                                         2003                 2002
======================================================================================
Net revenues                                         $      5,755         $      8,353
Cost of goods and services                                  4,053                6,478
                                                     ------------         ------------

GROSS PROFIT                                                1,702                1,875

Operating expenses:
   Marketing                                                  577                  919
   Research and development                                   465                  536
   General and administrative                               1,093                1,435
                                                     ------------         ------------
      Total operating expenses                              2,135                2,890
                                                     ------------         ------------

LOSS FROM OPERATIONS                                         (433)              (1,015)

Other income (expense):
   Interest expense                                           (58)                 (42)
   Other income (expense), net                                 24                    7
                                                     ------------         ------------
       Total other expense                                    (34)                 (35)
                                                     ------------         ------------

NET LOSS                                             $       (467)        $     (1,050)
                                                     ============         ============

Loss per share                                       $       (.03)        $       (.06)
                                                     ============         ============

Weighted average number of shares outstanding          16,667,000           16,655,000
                                                     ============         ============

See accompanying notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                          First Quarter Ended
                                                                                      ----------------------------
                                                                                      December 27,    December 28,
                                                                                          2003            2002
==================================================================================================================
OPERATING ACTIVITIES:
   Net loss                                                                             $  (467)        $(1,050)
   Charges to income not affecting cash:
      Depreciation                                                                          236             655
      Deferred revenues                                                                     (90)             50
      Stock-based compensation                                                               29              --
      Imputed interest on ITC penalty                                                        14              --
      (Gain) loss on disposal of furniture, fixtures and equipment                           (8)              7
    Net change in receivables, inventories, prepaid expenses, payables and other           (533)          1,218
                                                                                        -------         -------

NET CASH FROM (USED IN) OPERATING ACTIVITIES                                               (819)            880

INVESTING ACTIVITIES:
   Purchases of furniture, fixtures, and equipment                                         (196)             --
   Proceeds from sales of furniture, fixtures and equipment                                   8              --
                                                                                        -------         -------

NET CASH USED IN INVESTING ACTIVITIES                                                      (188)             --

FINANCING ACTIVITIES:
   Payments on capital lease obligations                                                     --             (47)
   Proceeds from issuance of Common Stock                                                     2              --
                                                                                        -------         -------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                                                  2             (47)
                                                                                        -------         -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (1,005)            833

Cash and cash equivalents at beginning of period                                          4,756           1,175
                                                                                        -------         -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                     $ 3,751         $ 2,008
                                                                                        =======         =======

See accompanying notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

      PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a photo services company dedicated to providing its customers with innovative and inspiring ways to create, share and preserve their photographic memories, primarily through online and mail-order channels. The PhotoWorks service provides film and image processing and online image storage and management services to both traditional and digital camera users, primarily in the United States, which allows customers to store and organize photos online, share them with friends and family, and order reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand name PhotoWorks(R).

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the three-months ended December 27, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2004. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 27, 2003 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

NOTE B - LIQUIDITY

      The Company has experienced significant revenue declines and has incurred operating losses in recent years. Cash flow used in operations during the first quarter of fiscal 2004 was $819,000, primarily due to lower revenues that were partially offset by lower operating costs. Cash flows from operations were positive in fiscal 2003 and 2002 primarily due to income tax refunds aggregating $5,780,000 related to tax net operating loss carrybacks. Management has taken various actions, including workforce reductions, store closures, and reduced marketing and administrative expenditures to more closely align its cost structure with its reduced revenue levels and to improve its cash flows.

      Management believes that under current operational plans, its current cash balances and projected future cash flows from operations will be sufficient to fund operations through at least the next twelve months. Further, management has both the ability and intent to undertake additional actions to reduce expenses to ensure cash balances are sufficient to meet its obligations as they become due. However, the Company's inability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position and liquidity and may require the Company to seek additional sources of funding to enable it continue operations for at least the next twelve months.

NOTE C - DEFERRED REVENUES

      At the end of fiscal 2003, the Company primarily deferred revenue pursuant to its Frequent Customer Program. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer received free processing on their next roll of film. For each roll of film for which the processing is paid under this program, the Company deferred a portion of the revenue received and recognized the revenue upon processing of the free roll, so that revenue from customers in this program was recognized ratably over all film rolls processed. The Frequent Customer Program expired in January 2004.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C - DEFERRED REVENUES (Continued)

      During the fourth quarter of fiscal 2003, the Company launched its Pick Your Prints service for film processing orders. Under this service, a customer's images are digitized and only the negatives are initially mailed back. As part of the initial transaction, a customer is issued one print credit per image developed, which they can then use to purchase only the photos they want to develop into prints. Prints are then produced utilizing the digital images. A portion of the initial purchase is deferred equal to the relative fair value of the digital prints. Revenue is recognized upon utilization of the print credits to order the digital prints.

      In November 2004, the Company began offering a prepaid print credit product, whereby customers can buy online digital print credits to use on future print orders. Amounts received for the purchase of these credits are deferred and revenue is recognized upon fulfillment of digital print orders.

      As of December 27, 2003, approximately $100,000 is deferred under each of these three programs.

NOTE D - INVENTORIES

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies. An inventory reserve is established based on the valuation of the Company's inventory, and those inventories which are obsolete or in excess of forecasted usage or their estimated net realizable value.

NOTE E - RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE F - INCOME TAXES

      The Company has net deferred tax assets totaling $11,976,000, comprised primarily of net operating loss carryforwards. Due to the recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance of $11,976,000 has been recorded against net deferred tax assets.

NOTE G - STOCK-BASED COMPENSATION

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G - STOCK-BASED COMPENSATION (Continued)

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

      Under this plan, pursuant to an employment agreement with Mr. Philippe Sanchez, the Company's President and CEO, the Company granted a stock option on October 28, 2003, for 250,000 shares with an exercise price of $.01. Based on the fair market value of $.70 on the date of grant, the Company will recognize stock compensation expense of $172,500 ratably over the twelve-month vesting period of the option grant.

      In February 2004, shareholders approved an amendment to the 1999 Stock Incentive Compensation Plan, to increase the aggregate number of shares of Common Stock available for issuance under plan from 1,800,000 shares to 2,300,000 shares.

      Shares of Common Stock reserved for issuance under these stock option plans totaled 3,656,840 at December 27, 2003, of which 524,990 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

      In addition, as an incentive to employment, Mr. Sanchez was granted a stock option for 750,000 shares at a price equal to fair market value on the date of grant. These shares were granted outside of the above plans.

      Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                        December 27, 2003      December 28, 2002
                                        -----------------      -----------------
      Risk free interest rate             2.44%                  2.23%
      Expected volatility               185.74%                173.35%
      Expected option life                3.18 years             2.84 years
      Dividend yield                      0.00%                  0.00%

      Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net loss would have been increased as follows:

                                                                    First Quarter Ended
                                                              -------------------------------
                                                           December 27, 2003   December 28, 2002
                                                           =====================================
Net loss as reported                                          $  (467,000)        $(1,050,000)
Add: Stock-based compensation expense
    included in net income, net of related tax effects             29,000                  --
Deduct: Stock-based compensation as determined
    under FAS 123, net of related tax effects                    (331,000)           (150,000)
                                                              -----------         -----------
Pro forma net loss                                            $  (769,000)        $(1,200,000)
                                                              ===========         ===========

Loss per share as reported                                    $      (.03)        $      (.06)
                                                              ===========         ===========
Pro-forma loss per share                                      $      (.05)        $      (.07)
                                                              ===========         ===========

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H - EARNINGS (LOSS) PER SHARE

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

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                    First Quarter Ended
                                                                             ---------------------------------
                                                                           December 27, 2003    December 28, 2002
=================================================================================================================
Numerator for basic and diluted earnings per share:
   Net loss                                                                  $   (467,000)        $ (1,050,000)

Denominator:
   Denominator for basic earnings per share - weighted-average shares          16,667,000           16,655,000

   Effect of dilutive securities:
      Stock options, warrants, convertible preferred shares                            --                   --
                                                                             ------------         ------------
   Denominator for diluted earnings per share                                  16,667,000           16,655,000
                                                                             ============         ============

Net loss per share                                                           $       (.03)        $       (.06)
                                                                             ============         ============

      At December 27, 2003, and December 28, 2002, there were 8,101,946, 7,275,924 stock options, warrants and common stock upon conversion of Series A preferred shares, respectively, that were excluded from the computation of diluted loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

NOTE I - CONTINGENCIES

      Fuji Photo Film Co., Ltd - The Company was a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. The Commission upheld the infringement determination and, in May 2003, upheld a penalty assessment of $1,600,000.

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

      The Company and one of its service providers are in discussions relating to fees billed in connection with services provided. The negotiations are currently in process but no final agreement has been reached. These disputed amounts were accrued in the periods in which they were incurred. If the Company were successful in negotiating a reduction of the amounts, it would recognize reduced expenses in a future period thereby increasing income for that period.

      The Company is also involved in various routine legal proceedings in the ordinary course of its business.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J - SUBSEQUENT EVENT

      In January 2004, The Company initiated a reduction in force, representing approximately 18% of its current workforce and affecting all areas of the company. The Company will record a charge of approximately $195,000 related to workforce reductions in its second quarter ending March 27, 2004.

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

General

      ("PhotoWorks" or the "Company") is a photo services company dedicated to providing its customers with innovative and inspiring ways to create, share and preserve their photographic memories, primarily through online and mail-order channels. The PhotoWorks service provides film and image processing and online image storage and management services to both traditional and digital camera users, primarily in the United States, which allows customers to store and organize photos online, share them with friends and family, and order reprints, photo albums, and photo related products. The Company also offers an array of complementary products and services, primarily under the brand name PhotoWorks(R).

      The Company incurred a net loss of $467,000 or a loss of $.03 per share in the first quarter of fiscal 2004, compared to a net loss of $1,050,000, or a loss of $.06 per share for the first quarter of 2003. Although revenues for the first quarter of fiscal 2004 declined by approximately 31% compared to the first quarter of fiscal 2003, the Company reduced its net loss by improving operating efficiencies and lowering its operating costs.

      Operating results may fluctuate in the future due to changes in the mix of sales, marketing and promotional activities, introductions of new products, research and development requirements, actions by competitors, price increases or decreases by suppliers, conditions in the direct-to-consumer market and the photofinishing industry in general, national and global economic and political conditions, and other factors.

      Demand for the Company's services is generally seasonal, producing the highest volumes in the first and fourth quarters of the fiscal year. However, seasonality of demand may be offset by changes in the effectiveness of marketing programs, the introduction of new services and products, actions by competitors and other factors. Operating results are affected by the seasonality of the Company's net revenues due to the fixed nature of a portion of the Company's operating expenses, seasonal variation in sales mix, and product development and marketing expenditures.

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

      Revenue Recognition

      We recognize revenue when products are shipped or services are delivered. PhotoWorks provides its customers with a 100% satisfaction guarantee. The majority of the Company's products and services will not be returned but customers can request a refund if not satisfied. During fiscal year 2003, refunds were less than 1% of net revenues. An allowance is recorded for expected future returns.

      During fiscal 2003, we deferred revenues related primarily to a Frequent Customer Program. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer receives free processing on their next roll of film. For each roll of film for which the processing is paid under this program, we defer a portion of the revenue received and recognize the revenue upon processing of the free roll, so that revenue from customers in this program is recognized ratably over all film rolls processed. As of December 27, 2003, we had $100,000 of deferred revenues remaining under this program. The remaining net deferred revenues under this program will be recognized as revenue by January 31, 2004, the expiration date of the program.

      During the fourth quarter of fiscal 2003, we launched our Pick Your Prints service for film processing orders. Under this service, a customer's images are digitized and only the negatives are initially mailed back. As part of the initial transaction, a customer is issued one print credit per image developed, which they can then use to purchase only the photos they want to develop into prints. Prints are then produced utilizing the digital images. A portion of the initial purchase is deferred equal to the relative fair value of the digital prints. Revenue is recognized upon utilization of the print credits to order the digital prints. As of December 27, 2003, approximately $100,000 is deferred under this program.

      In November 2004, we began offering a prepaid print credit product, whereby customers can buy online digital print credits to use on future print orders. Amounts received for the purchase of these credits are deferred and revenue is recognized upon fulfillment of digital print orders. As of December 27, 2003, approximately $100,000 is deferred under this program.

      Deferred Tax Assets

      We have net deferred tax assets totaling $11,976,000, comprised primarily of net operating loss carryforwards. Due to our recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, we have recorded a valuation allowance of $11,976,000 against our net deferred tax assets.

      Contingencies

      We are subject to various legal proceedings and claims (see Part II, Item 1 - Legal Proceedings and Note I of Notes to Consolidated Financial Statements), the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that estimated amounts relating to a contingency should be recorded if it is probable that a liability or gain has been incurred and the amount can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss may have been incurred. We evaluate, among other factors, the degree of probability of the outcome and the ability to make a reasonable estimate of the amounts.

Results of Operations

      The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                                        First Quarter Ended
                                                      ----------------------
                                                   December 27,     December 28,
                                                       2003             2002
================================================================================

Net revenues                                          100.0%           100.0%
Cost of goods and services                             70.4             77.6
                                                      -----            -----
   Gross profit                                        29.6             22.4

Operating expenses:
    Marketing                                          10.0             11.0
    Research and development                            8.1              6.4
   General and administrative                          19.0             17.2
                                                      -----            -----
      Total operating expenses                         37.1             34.6
                                                      -----            -----

Loss from operations                                   (7.5)           (12.2)

Total other expense                                     (.6)             (.4)
                                                      -----            -----

Net loss                                               (8.1)%          (12.6)%
                                                      =====            =====

      Net revenues for the first quarter of fiscal 2004 were $5,755,000 as compared to net revenues of $8,353,000 in the first quarter of fiscal 2003. The decrease in net revenues was primarily due to declines in traditional film processing volumes, partially offset by growth in digital printing services. In the first quarter of fiscal 2004, net revenues from digital printing services increased to approximately 16% of net revenues, or $944,000, compared to 9% of net revenues, or $752,000, in the first quarter of the prior year. Additionally, net revenues in the first quarter of fiscal 2003 included approximately $350,000 from sales generated through retail stores. The Company closed its remaining retail stores in fiscal 2003 to focus resources on digital and online initiatives. Net revenues in fiscal 2004 are expected to be lower than fiscal 2003 primarily due to lower film processing volumes.

      Cost of goods and services consists of labor, postage, supplies and fixed operating costs related to the Company's services and products. Gross profit in the first quarter of fiscal 2004 increased to 29.6% of net revenues compared to 22.4% in the first quarter of fiscal 2003. The increase in gross profit is primarily due to lower labor and materials costs from efficiencies in digital printing and closing lower-margin retail operations. In addition, margins on certain digital print services increased due to price increases that were effective in April 2003. Gross profit fluctuates due to the seasonal nature of revenues when measured against relatively fixed overhead costs associated with equipment and facilities.

      Marketing expenses in the first quarter of fiscal 2004 decreased to $577,000, or 10% of net revenues, compared to $919,000 or 11% of net revenues in the first quarter of fiscal 2003. Marketing expenditures in the first quarter of fiscal 2004 were focused on existing customers. Marketing expenses will fluctuate due to the timing of product introductions.

      Research and development expenses decreased to $465,000 for the first quarter of fiscal 2004 compared to $536,000 in the first quarter of fiscal 2003. Research and development expenses consist primarily of costs incurred in developing online photo archiving and photo sharing services, computerized online image management concepts, other online services, and creating equipment necessary to provide customers with new digital photographic services and products.

      General and administrative expenses decreased to $1,093,000 for the first quarter of fiscal 2004 compared to $1,435,000 for the first quarter of fiscal 2003. The decrease was primarily due to lower staffing and professional service costs as well as a reduction of $135,000 to amounts previously accrued for an outstanding tax matter. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

      Total operating expenses in the first quarter of fiscal 2004 were $2,135,000 or 37.1% of net revenues, compared to $2,890,000 or 34.6% of net revenues in the first quarter of fiscal 2003. Future periods may reflect increased or decreased operating costs due the timing and magnitude of marketing activities and research and development activities.

      In January 2004, The Company initiated a reduction in force, representing approximately 18% of its current workforce and affecting all areas of the company. PhotoWorks anticipates a total annual cost savings of nearly $1.8 million in salaries and benefits related to workforce reductions. The Company will record a charge of approximately $195,000 related to workforce reductions in its second quarter ending March 27, 2004.

Liquidity and Capital Resources

      As of January 30, 2004, the Company's principal source of liquidity included approximately $3,346,000 in cash and cash equivalents. The Company's current ratio as of December 27, 2003 was 1.43 compared to 1.46 at the end of fiscal 2003.

      In the first quarter of fiscal 2004, the Company had negative cash flows from operating activities of $819,000, primarily due to payments of liabilities and expenses accrued at the end of its fiscal year and the net loss for the quarter. Based on current operating plans, it is anticipated that the Company's negative operating cash flows will not be as significant in its third and fourth quarters will be lower primarily due to the timing of promotional activities and seasonality of the photofinishing season.*

      Based on current projections, the Company currently anticipates that existing cash and cash equivalents and projected future cash flows from operations will be sufficient to fund its operations, including any capital expenditures, if any, through at least December 31, 2004.* However, the Company's inability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position and liquidity and may be required to seek external sources of financing or refinance its obligations. There can be no assurance that the Company will be able to obtain adequate financing.*

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      For an update concerning the legal proceedings, see Note I of Notes to Consolidated Financial Statements in Part I above.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

            31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

            31.2 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

            32 Certification of Principal Executive Officers pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

      (b) Reports on Form 8-K.

            Form 8-K dated November 19, 2003 - Item 12 - Results of Operations and Financial Condition for fourth quarter and year ended September 27, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PHOTOWORKS, INC.


DATED: February 10, 2004                   /s/ Philippe Sanchez
                                           -------------------------------------
                                                     Philippe Sanchez
                                           President and Chief Executive Officer


                                           /s/ Loran Cashmore Bond
                                           -------------------------------------
                                                   Loran Cashmore Bond
                                           (Vice President Administration and
                                                Chief Accounting Officer)

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.
                          Quarterly Report on Form 10-Q
                     For The Quarter Ended December 27, 2003

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

4.1 Rights Agreement dated December 16, 1999 between the Registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

31.1      Certification Pursuant to Rule 13a-14 of the Securities
          Exchange Act of 1934 as Adopted Pursuant to Section 302
          of the Sarbannes-Oxley Act of 2002

31.2      Certification Pursuant to Rule 13a-14 of the Securities
          Exchange Act of 1934 as Adopted Pursuant to Section 302
          of the Sarbannes-Oxley Act of 2002

32 Certification of Principal Executive Officers pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbannes-Oxley Act of 2002