Form 10-Q
period 2004-03-27
PHOTOWORKS INC /WA
filed 2004-05-11
CIK 791050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 27, 2004       Commission file No. 0-15338
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

                                 Yes |_| No |X|

      As of May 1, 2004, there were issued and outstanding 16,839,041 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 18

                                PHOTOWORKS, INC.

                                      INDEX

                                                                                              Page No.
                                                                                              --------
PART I -- FINANCIAL INFORMATION

         Item 1 - Financial Statements                                                         3-10

              Consolidated Balance Sheets as of March 27, 2004
                and September 27, 2003                                                           3

              Consolidated Statements of Operations for the second quarter
                and six months ended March 27, 2004 and March 29, 2003                           4

              Consolidated Statements of Cash Flows for the six months
                ended March 27, 2004 and March 29, 2003                                          5

              Notes to Consolidated Financial Statements                                       6-10

         Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                  11-14

PART II -- OTHER INFORMATION

         Item 1 - Legal Proceedings                                                             15

         Item 4 - Submission of Matters to a Vote of Security Holders                           15

         Item 6 - Exhibits and Reports on Form 8-K                                              15

SIGNATURES                                                                                      17

INDEX TO EXHIBITS                                                                               18

CERTIFICATIONS                                                                                 19-21

                         PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           (UNAUDITED)    (NOTE)
                                                                            March 27,  September 27,
ASSETS                                                                        2004         2003
                                                                          ==========================
CURRENT ASSETS
    Cash and cash equivalents                                               $  2,339     $  4,756
    Accounts receivable, net of allowance for doubtful accounts                  175           28
    Income taxes receivable                                                      100           --
    Inventories                                                                  730          652
    Prepaid expenses                                                             343          354
                                                                            --------     --------
TOTAL CURRENT ASSETS                                                           3,687        5,790

Furniture, fixtures and equipment at cost, less accumulated depreciation       1,356        1,821
Long-term receivables                                                            248           --
Lease deposits                                                                    33           51
                                                                            --------     --------

TOTAL ASSETS                                                                $  5,324     $  7,662
                                                                            ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                        $    912     $  1,376
    Accrued compensation                                                         603        1,260
    Other accrued expenses                                                       284          588
    ITC penalty, current portion                                                 246          239
    Current portion of capital lease obligations                                   2            2
    Income taxes payable                                                          --           14
    Deferred revenues                                                            406          477
                                                                            --------     --------
TOTAL CURRENT LIABILITIES                                                      2,453        3,956

Subordinated convertible debentures                                            2,500        2,500
ITC penalty, non-current portion                                                 656          636
Capital lease obligations, net of current portion                                  5            6
                                                                            --------     --------

TOTAL LIABILITIES                                                              5,614        7,098

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
      issued  and outstanding 15,000 shares                                       --           --
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,792,540                                  168          167
    Additional paid-in capital                                                15,878       15,803
    Accumulated deficit                                                      (16,336)     (15,406)
                                                                            --------     --------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                            (290)         564
                                                                            --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  5,324     $  7,662
                                                                            ========     ========

Note: The September 27, 2003 consolidated balance sheet has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)

                                            Second Quarter Ended                Six Months Ended
                                         --------------------------        --------------------------
                                         March 27,        March 29,        March 27,        March 29,
                                           2004             2003             2004             2003
======================================================================================================
Net revenues                           $      4,553     $      6,500     $     10,308     $     14,853
Cost of goods and services                    3,708            5,477            7,761           11,955
                                       ------------     ------------     ------------     ------------
    Gross profit                                845            1,023            2,547            2,898

Operating expenses:
   Marketing                                    562              493            1,139            1,412
   Research and development                     435              715              900            1,251
   General and administrative                   377            1,339            1,470            2,774
                                       ------------     ------------     ------------     ------------
    Total operating expenses                  1,374            2,547            3,509            5,437
                                       ------------     ------------     ------------     ------------

Loss from operations                           (529)          (1,524)            (962)          (2,539)

Other income (expense):
    Interest expense                            (59)             (44)            (117)             (86)
    Other income, net                            25               13               49               20
                                       ------------     ------------     ------------     ------------
      Other expense, net                        (34)             (31)             (68)             (66)
                                       ------------     ------------     ------------     ------------

Loss before income taxes                       (563)          (1,555)          (1,030)          (2,605)
Benefit from income taxes                       100              107              100              107
                                       ------------     ------------     ------------     ------------

Net loss                               $       (463)    $     (1,448)    $       (930)    $     (2,498)
                                       ============     ============     ============     ============

Loss per share                         $       (.03)    $       (.09)    $       (.06)    $       (.15)
                                       ============     ============     ============     ============

Weighted average shares outstanding      16,719,000       16,655,000       16,693,000       16,655,000
                                       ============     ============     ============     ============

See accompanying notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                         Six Months Ended
                                                                       ---------------------
                                                                       March 27,   March 29,
                                                                         2004        2003
============================================================================================
OPERATING ACTIVITIES:
   Net loss                                                            $  (930)    $(2,498)
   Charges to income not affecting cash:
      Depreciation                                                         746       1,247
      Vendor settlement                                                   (738)         --
      Stock-based compensation                                              72          --
      Deferred revenues                                                    (71)        113
      Imputed interest                                                      25          --
      (Gain) loss on disposal of furniture, fixtures and equipment         (18)          7
   Income tax receivable                                                  (100)      1,701
   Net change in other receivables, inventories, payables and other     (1,143)      2,411
                                                                       -------     -------

NET CASH (USED IN) FROM OPERATING ACTIVITIES                            (2,157)      2,981

INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                         (281)       (193)
   Proceeds from sales of furniture, fixtures and equipment                 18          --
                                                                       -------     -------

NET CASH USED IN INVESTING ACTIVITIES                                     (263)       (193)

FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                    4          --
   Payments on capital lease obligation                                     (1)        (94)
                                                                       -------     -------

NET CASH FROM (USED IN) FINANCING ACTIVITIES                                 3         (94)
                                                                       -------     -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (2,417)      2,694

Cash and cash equivalents at beginning of period                         4,756       1,175
                                                                       -------     -------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD $                                                    2,339$       3,869
                                                                       =======     =======

Supplemental cash flow information
Cash paid for interest                                                 $    88     $    89
Cash received from income tax refund                                   $    --       1,808

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

      PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a full-service photography services company dedicated to providing its customers with innovative and inspiring ways to create, share and preserve their photographic memories, primarily through online and mail-order channels. The PhotoWorks(R) service provides image printing and online image storage and management services for both digital and film based camera users, primarily in the United States, which allows customers to store and organize photos online, share them with friends and family, and order prints, photo albums, and photo related products.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the six-months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2004. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 27, 2003 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

NOTE B - LIQUIDITY

      The Company has experienced significant revenue declines and has incurred operating losses in recent years. Cash flow used in operations during the first six months of fiscal 2004 was $2,157,000, primarily due to lower revenues that were partially offset by lower operating costs. Cash flows from operations were positive in fiscal 2003 and 2002 primarily due to income tax refunds aggregating $5,780,000 related to net operating tax loss carrybacks. Management has taken various actions, including workforce reductions, store closures, and reduced operating expenditures to more closely align its cost structure with its reduced revenue levels and to improve its operating margins and cash flows.

      Management believes that under current operational plans, its current cash balances and projected future cash flows from operations will be sufficient to fund operations through at least the next twelve months. Further, management has both the ability and intent to undertake additional actions to reduce expenses to ensure cash balances are sufficient to meet its obligations as they become due. However, the Company's inability to successfully generate sufficient cash flow from operations would have a material adverse impact on the Company's financial position and liquidity and may require the Company to seek additional sources of funding to enable it to continue operations for at least the next twelve months.

NOTE C - INVENTORIES

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies. An inventory reserve is established based on the valuation of the Company's inventory, and those inventories which are obsolete or in excess of forecasted usage or their estimated net realizable value.

NOTE D - RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the current year's presentation.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E - VENDOR SETTLEMENT

      During the second quarter of fiscal 2004, the Company reached a settlement agreement regarding disputed fees for services provided to the Company, resulting in a $738,000 reduction to administrative expenses. The settlement was recorded as a $398,000 reduction to accounts payable for previously invoiced amounts and $340,000 as receivables, which represents the proceeds to be received under the settlement agreement, net of a discount for interest using a 6% discount rate. The receivable is due in annual installments of $95,000 over the next four years.

NOTE F - PROPERTY AND LEASES

      In April 2004, the Company negotiated a termination agreement for one of its two leases for operating facilities, effective April 30, 2004. The lease formerly expired in September 2005 and cost approximately $473,000 per year. As a result, management revised the estimated life of the related leasehold improvements, resulting in additional depreciation charges to cost of goods sold of approximately $240,000 for the quarter ended March 27, 2004. The Company anticipates expenses of approximately $150,000 in the quarter ending June 26, 2004 for additional depreciation and costs related to the lease termination.

NOTE G - DEFERRED REVENUES

      At the end of fiscal 2003, the Company's deferred revenue was primarily attributable to its Frequent Customer Program. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer received free processing on their next roll of film. For each roll of film for which the processing is paid under this program, the Company deferred a portion of the revenue received and recognized the revenue upon processing of the free roll, so that revenue from customers in this program was recognized ratably over all rolls of film processed. The Frequent Customer Program expired in January 2004.

      During the fourth quarter of fiscal 2003, the Company launched its Pick Your Prints service for film processing orders. Under this service, a customer's images are digitized and only the negatives are initially mailed back. As part of the initial transaction, a customer is issued one print credit per image developed, which they can then use to purchase only the photos they want to have printed. Prints are then produced utilizing the digital images. A portion of the initial purchase is deferred equal to the relative fair value of the digital prints. Revenue is recognized upon utilization of the print credits to order digital prints. As of March 27, 2004, approximately $200,000 was deferred under this program.

      In November 2004, the Company began offering a prepaid print credit product, whereby customers can buy online print credits to use on future digital print orders. Amounts received for the purchase of these credits are deferred and revenue is recognized upon fulfillment of digital print orders. As of March 27, 2004, approximately $120,000 was deferred under this program.

NOTE H - INCOME TAXES

      During the second quarter of fiscal 2004, a tax benefit of $100,000 was recorded for refundable tax credit carrybacks for fiscal 2001 and 2002. The Company has net deferred tax assets totaling $12,112,000, comprised primarily of net operating loss carryforwards. Due to the recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance of $12,112,000 has been recorded against net deferred tax assets.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I - STOCK-BASED COMPENSATION

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

      In October 1999, the Board of Directors adopted the PhotoWorks, Inc. 1999 Employee Stock Option Plan. Employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Officers and directors are not eligible to participate. Pursuant to this plan, options may be granted to purchase up to 800,000 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted.

      In February 2000, shareholders approved the 1999 Stock Incentive Compensation Plan. Officers, directors, employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Pursuant to this plan, options may be granted to purchase up to 2,300,000 shares of Common Stock.

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

      Shares of Common Stock reserved for issuance under these stock option plans totaled 4,139,585 at March 27, 2004, of which 1,248,573 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five to seven years after the date of grant.

      In addition, as an incentive to employment, Mr. Sanchez was granted a stock option for 750,000 shares at a price equal to fair market value on the date of grant. These shares were granted outside of the above plans.

      Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                 March 27, 2004       March 29,2003
================================================================================
      Risk free interest rate        1.93%                2.78%
      Expected volatility          183.09%              146.43%
      Expected option life           3.08 years           3.15 years
      Dividend yield                 0.00%                0.00%

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I - STOCK-BASED COMPENSATION (Continued)

      Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options at grant date, net loss would have been increased as follows:

                                                             Second Quarter Ended                  Six Months Ended
                                                       --------------------------------    --------------------------------
                                                       March 27, 2004    March 29, 2003    March 27, 2004    March 29, 2003
                                                       ====================================================================
Net loss as reported                                    $  (463,000)      $(1,448,000)      $  (930,000)      $(2,498,000)
Add:  Stock-based compensation expense
    included in net loss, net of related tax effects         43,000                --            72,000                --
Deduct:  Stock-based compensation as determined
    under FAS 123, net of related tax effects               (74,000)         (115,000)         (405,000)         (270,000)
                                                        -----------       -----------       -----------       -----------
Pro forma net loss                                      $  (494,000)      $(1,563,000)      $(1,263,000)      $(2,768,000)
                                                        ===========       ===========       ===========       ===========

Loss per share as reported                              $      (.03)      $      (.09)      $      (.06)      $      (.15)
                                                        ===========       ===========       ===========       ===========
Pro-forma loss per share                                $      (.03)      $      (.09)      $      (.08)      $      (.17)
                                                        ===========       ===========       ===========       ===========

NOTE J - EARNINGS (LOSS) PER SHARE

      Earnings per share is computed based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Convertible preferred shares, outstanding warrants and stock options to purchase shares of common stock were excluded from the computations of loss per share because their effect was antidilutive.

      The following table sets forth the computation of basic and diluted loss per share:

                                                                 Second Quarter Ended               Six Months Ended
                                                           -------------------------------   -------------------------------
                                                           March 27, 2004   March 29, 2003   March 27, 2004   March 29, 2003
============================================================================================================================
Numerator for  basic and diluted earnings per share:
     Net loss                                               $   (463,000)    $ (1,448,000)    $   (930,000)    $ (2,498,000)
                                                            ============     ============     ============     ============

Denominator:
     Denominator for basic earnings
         per  share - weighted-average shares                 16,719,000       16,655,000       16,693,000       16,655,000

     Effect of dilutive securities:
         Options, warrants, convertible preferred shares              --               --               --               --
                                                            ------------     ------------     ------------     ------------
     Denominator for diluted earnings per share               16,719,000       16,655,000       16,693,000       16,655,000
                                                            ============     ============     ============     ============

     Net loss per share                                     $       (.03)    $       (.09)    $       (.06)    $       (.15)
                                                            ============     ============     ============     ============

      At March 27, 2004, and March 29, 2003, there were 7,711,108 and 7,331,497 stock options, warrants and common stock upon conversion of Series A preferred shares, respectively, that were excluded from the computation of loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K - ITC PENALTY

      In September 2003, the Company negotiated a settlement agreement with the International Trade Commission, whereby the Company pays $250,000 in July for each of the next four years beginning in 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 million penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in the fiscal 2003 financial statements for this matter.

NOTE L - CONTINGENCIES

      The Company was a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. There is a risk that Fuji could bring a civil action against the Company for damages for patent infringement by reason of sales of cameras that have been found in the International Trade Commission proceedings to infringe Fuji patents. If such a suit was filed against the Company, it could have a significantly harmful impact on its financial condition, results of operations and liquidity. The Company is unable to determine the probability or likelihood of such an action.

      The Company is also involved in various routine legal proceedings in the ordinary course of its business.

NOTE M - SUBSEQUENT EVENTS

      The Company has agreed in principle, to acquire substantially all of the assets of PhotoAccess Technologies Corporation in exchange for 1.2 million shares of PhotoWorks Common Stock and the assumption of approximately $150,000 in liabilities. It is anticipated that a definitive agreement will be executed in the near term. The transaction will broaden PhotoWorks' revenue and customer base, while providing advanced digital technology and an experienced team of engineers to continue to support the Company's digital and online initiatives.

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

General

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is a full-service photography services company dedicated to providing its customers with innovative and inspiring ways to create, share and preserve their photographic memories, primarily through online and mail-order channels. The PhotoWorks(R) service provides image printing and online image storage and management services for both digital and film based camera users, primarily in the United States, which allows customers to store and organize photos online, share them with friends and family, and order prints, photo albums, and photo related products.

      The Company incurred a net loss of $930,000 ($.06 per share) during the first six months of fiscal 2004, compared to a net loss of $2,498,000 ($.15 per share) for the first six months of 2003. Although revenues for the first six months of fiscal 2004 declined by approximately 31% compared to the same period for fiscal 2003, the Company reduced its net loss through improved operating efficiencies and lower operating costs.

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

      During the fourth quarter of fiscal 2003, we launched our Pick Your Prints service for film processing orders. Under this service, a customer's images are digitized and only the negatives are initially mailed back. As part of the initial transaction, a customer is issued one print credit per image developed, which they can then use to purchase only the photos they want to have printed. Prints are then produced utilizing the digital images. A portion of the initial purchase is deferred equal to the relative fair value of the digital prints. Revenue is recognized upon utilization of the print credits to order the digital prints. As of March 27, 2004, approximately $200,000 was deferred under this program.

      In November 2004, we began offering a prepaid print credit product, whereby customers can buy online digital print credits to use on future print orders. Amounts received for the purchase of these credits are deferred and revenue is recognized upon fulfillment of digital print orders. As of March 27, 2004, approximately $120,000 was deferred under this program.

      Deferred Tax Assets

      We have net deferred tax assets totaling $12,112,000, comprised primarily of net operating loss carryforwards. Due to our recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, we have recorded a valuation allowance of $12,112,000 against our net deferred tax assets.

      Contingencies

      We are subject to various legal proceedings and claims (see Part II, Item 1 - Legal Proceedings and Note L of Notes to Consolidated Financial Statements), the outcomes of which are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that estimated amounts relating to a contingency should be recorded if it is probable that a liability or gain has been incurred and the amount can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss may have been incurred. We evaluate, among other factors, the degree of probability of the outcome and the ability to make a reasonable estimate of the amounts.

Results of Operations

      The following table presents information from the Company's consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                   Second Quarter Ended      Six Months Ended
                                   ---------------------   ---------------------
                                   March 27,   March 29,   March 27,   March 29,
                                     2004        2003        2004        2003
================================================================================
Net revenues                        100.0%      100.0%      100.0%      100.0%
Cost of goods and services           81.4        84.3        75.3        80.5
                                    -----       -----       -----       -----

Gross profit                         18.6        15.7        24.7        19.5

Operating expenses:
   Marketing                         12.3         7.5        11.0         9.5
   Research and development           9.6        11.0         8.7         8.4
   General and administrative         8.3        20.6        14.3        18.7
                                    -----       -----       -----       -----
     Total operating expenses        30.2        39.1        34.0        36.6
                                    -----       -----       -----       -----

Loss from operations                (11.6)      (23.4)       (9.3)      (17.1)

Total other expense                   (.8)        (.5)        (.7)        (.4)

Loss before income taxes            (12.4)      (23.9)      (10.0)      (17.5)
Benefit from income taxes             2.2         1.6         1.0          .7
                                    -----       -----       -----       -----

Net loss                            (10.2)%     (22.3)%      (9.0)%     (16.8)%
                                    =====       =====       =====       =====

      Net revenues for the second quarter of fiscal 2004 were $4,553,000, compared to net revenues of $6,500,000 in the second quarter of fiscal 2003. For the six months ended March 27, 2004, net revenues were $10,308,000 compared to $14,853,000 for the same period of fiscal 2003. The decline in net revenues was primarily due to continued lower film processing volumes, partially offset by growth in digital printing services. Digital revenues in the second quarter of fiscal 2004 increased 5.0% to $606,000 compared to $578,000 in the second quarter of fiscal 2003. Year to date revenues from digital products and services increased 16.7% to $1,551,000 compared to $1,329,000 for the same period of fiscal 2003. In addition, net revenues in fiscal 2003 included approximately $609,000 from sales generated at retail stores, which were closed by the end of fiscal 2003 in order to focus resources on digital and online initiatives. Net revenues in fiscal 2004 are expected to continue to be lower than fiscal 2003 due to lower film processing volumes.

      Cost of goods and services consists of labor, processing materials and supplies, shipping and handling costs and fixed operating costs related to the Company's services and products. Gross profit in the second quarter of fiscal 2004 increased to 18.6% of net revenues compared to 15.7% of net revenues in the second quarter of fiscal 2003. For the first six months of fiscal 2004, gross profit increased to 24.7% compared to 19.5% for the same period of fiscal 2003. The increases were primarily due to lower labor and materials costs and closing lower margin retail stores, as well as a shift in the product mix towards digital products and services. Net revenues from digital products increased to 15.0% of total net revenues year to date, compared to 8.9% in the prior year. Margins on certain digital print services also increased due to higher selling prices in the first and second quarters of fiscal 2004 as compared to the first two quarters of fiscal 2003. Gross profit fluctuates due to the seasonal nature of revenues when measured against relatively fixed overhead costs associated with equipment and facilities.

      Marketing expenses in the second quarter of fiscal 2004 were $562,000 compared to $493,000 in the second quarter of fiscal 2003. For the first six months of fiscal 2004, marketing expenses decreased to $1,139,000 compared to $1,412,000 for the same period in fiscal 2003. Marketing expenditures in fiscal 2004 have been focused on new marketing programs designed to test acquisition and customer reactivation strategies through targeted mail and email campaigns. Marketing expenses will fluctuate due to the timing and magnitude of promotional activities and product and service introductions.

      Research and development expenses decreased to $435,000 for the second quarter of fiscal 2004 compared to $715,000 in the second quarter of fiscal 2003. For the first six months of fiscal 2004, research and development expenses decreased to $900,000 as compared to $1,251,000 for the same period of fiscal 2003. Research and development expenses consist primarily of costs incurred in developing online products and services for digital image management and print services, and creating equipment necessary to provide customers with new digital photographic services and products.

      General and administrative expenses decreased to $377,000 for the second quarter of fiscal 2004 compared to $1,339,000 for the second quarter of fiscal 2003. For the six months ended March 27, 2004, general and administrative expenses decreased to $1,470,000 compared to $2,774,000 for the same period of fiscal 2003. During the second quarter of fiscal 2004, PhotoWorks, Inc. and one of its service providers reached a settlement agreement regarding disputed fees for services provided to PhotoWorks resulting in a reduction of administrative expenses of $738,000. In addition, the quarter and year to date expenses were lower due to reduced staffing and professional service costs. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

      In January 2004, the Company initiated a reduction in force, representing approximately 18% of its workforce and affecting all areas of the Company. The Company recorded a charge of approximately $182,000 related to the workforce reduction in the quarter ended March 27, 2004.

      During the second quarter of fiscal 2004, an adjustment was made to reflect refundable tax credits available from fiscal 2001 and 2002. The adjustment resulted in an additional tax benefit of $100,000, which is recorded as income tax receivable.

Liquidity and Capital Resources

      As of May 1, 2004, the Company's principal source of liquidity included approximately $2,416,000 in cash and cash equivalents. The Company's current ratio as of March 27, 2004 was 1.50 compared to 1.46 at the end of fiscal 2003. During the first six months of fiscal 2004, the Company used cash from operating activities of $2,157,000, due primarily to the net operating loss and payments on accounts payable and accrued compensation.

      Based on current operating projections, the Company anticipates that existing cash and cash equivalents and projected future cash flows from operations will be sufficient to fund its operations, including the purchase of assets of PhotoAccess Technologies and any capital expenditures (See Note M - Subsequent Events of Notes to Consolidated Financial Statements in Part I above), through at least the next twelve months. However, if the Company does not meet its projections or generate sufficient cash from operations to satisfy its ongoing expenses, the Company will be required to seek external sources of financing or refinance its obligations. There can be no assurance that the Company will be able to obtain adequate financing in the future.

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

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      For an update concerning the legal proceedings, see Note L of Notes to Consolidated Financial Statements in Part I above.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      On February 3, 2004, the Company held its annual meeting of shareholders. The shareholders acted on the following matters at the annual meeting.

      The following individual was elected to the Company's Board of Directors, to hold office for a three-year term and until his respective successor is duly elected and qualified. The number of votes for and withheld are listed below:

                             For           Withheld
                             ---           --------
      Philippe Sanchez    18,211,621        86,823

      The following individuals were elected by the Preferred shareholders to the Company's Board of Directors, to hold office for a three-year term and until their respective successors are duly elected and qualified. The number of votes for and withheld are listed below:

                             For          Withheld
                             ---          --------
      Ross Chapin          3,136,842         0
      Paul Goodrich        3,136,842         0

      The proposal for an amendment to the Company's 1999 Stock Incentive Compensation Plan to increase by 500,000 the aggregate number of shares of Common Stock available for issuance under the plan was approved. The proposal received the following votes:

      For                  7,471,994
      Against                463,233
      Abstain                 30,577
      Broker non votes    10,332,640

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

            10.1 Lease Termination Agreement dated April 19, 2004 with Immunex Corporation.

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

                  Form 8-K dated January 21, 2004 - Item 12 - Results of Operations and Financial Condition for first quarter ended December 27, 2003.

                  Form 8-K dated February 18, 2004 - Item 5 - Other events related to settlement agreement with vendor providing services to PhotoWorks, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      PHOTOWORKS, INC.


DATED: May 11, 2004                     /s/ Philippe Sanchez
                                        ----------------------------------------
                                                      Philippe Sanchez
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)


                                        /s/ Loran Cashmore Bond
                                        ----------------------------------------
                                                     Loran Cashmore Bond
                                                Vice President Administration
                                              Treasurer/Chief Accounting Officer

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.
                          Quarterly Report on Form 10-Q
                      For The Quarter Ended March 27, 2004

Exhibit    Description

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

   3.7 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996)

   4.1 Rights Agreement dated December 16, 1999 between the Registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

   10.1* Lease Termination Agreement dated April 19, 2004 with Immunex Corporation.

   31.1* Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

   31.2* Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

   32*      Certification of Principal Executive Officers pursuant to 18 U.S.C
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

* Filed herewith