Form 10-Q
period 2004-06-26
PHOTOWORKS INC /WA
filed 2004-08-10
CIK 791050

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 26, 2004      Commission file No.  0-15338
                                 -------------                           -------


                                PHOTOWORKS, INC.
             (Exact name of registrant as specified in its charter.)


                  Washington                                  91-0964899
        -------------------------------                    ----------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

      1260 16th Avenue West, Seattle,  WA                        98119
      -----------------------------------                        -----
  (Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number, including area code:        (206) 281-1390
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

                                 Yes  X   No
                                     ---     ---
         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                                 Yes      No  X
                                     ---     ---

         As of July 30, 2004, there were issued and outstanding 16,850,041 shares of common stock, par value $.01 per share.

                          Index to Exhibits at Page 17

                                PHOTOWORKS, INC.

                                      INDEX
                                      -----

                                                                             Page No.
                                                                             --------
PART I -- FINANCIAL INFORMATION

         Item 1 - Financial Statements                                         3-10

              Consolidated Balance Sheets as of June 26, 2004
                and September 27, 2003                                            3

              Consolidated Statements of Operations for the third quarter
                and nine months ended June 26, 2004 and June 28, 2003             4

              Consolidated Statements of Cash Flows for the nine months
                ended June 26, 2004 and June 28, 2003                             5

              Notes to Consolidated Financial Statements                       6-10

         Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 11-15

PART II -- OTHER INFORMATION

         Item 1 - Legal Proceedings                                              15

         Item 6 - Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                       16

INDEX TO EXHIBITS                                                                17

CERTIFICATIONS                                                                18-20

                         PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           (UNAUDITED)      (NOTE)
                                                                             June 26,     September27,
ASSETS                                                                         2004          2003
                                                                           ===========================
CURRENT ASSETS
    Cash and cash equivalents                                                $  2,656      $  4,756
    Accounts receivable, net of allowance for doubtful accounts                   130            28
    Inventories                                                                   724           652
    Prepaid expenses                                                              222           354
                                                                             --------      --------
TOTAL CURRENT ASSETS                                                            3,732         5,790

Furniture, fixtures and equipment at cost, less accumulated depreciation        1,260         1,821
Long-term receivables                                                             252             -
Lease deposits                                                                     34            51
                                                                             --------      --------

TOTAL ASSETS                                                                 $  5,278      $  7,662
                                                                             ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                         $  1,416      $  1,376
    Accrued compensation                                                          676         1,260
    Other accrued expenses                                                        477           588
    ITC penalty, current portion                                                  250           239
    Current portion of capital lease obligations                                    2             2
    Income taxes payable                                                            -            14
    Deferred revenues                                                             485           477
                                                                             --------      --------
TOTAL CURRENT LIABILITIES                                                       3,306         3,956

Subordinated convertible debentures                                             2,500         2,500
ITC penalty, non-current portion                                                  666           636
Capital lease obligations, net of current portion                                   5             6
                                                                             --------      --------

TOTAL LIABILITIES                                                               6,477         7,098

SHAREHOLDERS' EQUITY (DEFICIT)
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
      issued  and outstanding 15,000 shares                                         -             -
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 16,839,041                                   168           167
    Additional paid-in capital                                                 15,926        15,803
    Accumulated deficit                                                       (17,293)      (15,406)
                                                                             --------      --------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                           (1,199)          564
                                                                             --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  5,278      $  7,662
                                                                             ========      ========

Note: The September 27, 2003 consolidated balance sheet has been derived from audited consolidated financial statements. See accompanying notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except share and per share data)

                                                  Third Quarter Ended                 Nine Months Ended
                                            ------------------------------      ------------------------------
                                               June 26,         June 28,          June 26,          June 28,
                                                 2004             2003              2004              2003
==============================================================================================================
Net revenues                                $      4,690      $      6,987      $     14,998      $     21,840
Cost of goods and services                         3,441             4,939            11,202            16,894
                                            ------------      ------------      ------------      ------------

Gross profit                                       1,249             2,048             3,796             4,946

Operating expenses:
   Marketing                                         694               543             1,833             1,955
   Research and development                          392               774             1,292             2,025
   General and administrative                      1,136             1,285             2,606             4,059
   ITC penalty                                         -             1,600                 -             1,600
                                            ------------      ------------      ------------      ------------
      Total operating expenses                     2,222             4,202             5,731             9,639
                                            ------------      ------------      ------------      ------------

Loss from operations                                (973)           (2,154)           (1,935)           (4,693)

Other income (expense):
   Interest expense                                  (58)              (43)             (175)             (129)
   Other income, net                                  59                17               108                37
                                            ------------      ------------      ------------      ------------
      Total other income (expense), net                1               (26)              (67)              (92)
                                            ------------      ------------      ------------      ------------

Loss before income taxes                            (972)           (2,180)           (2,002)           (4,785)
Income tax benefit (expense)                          15               (25)              115                82
                                            ------------      ------------      ------------      ------------
Net loss                                    $       (957)     $     (2,205)     $     (1,887)     $     (4,703)
                                            ============      ============      ============      ============

Basic and diluted net loss per share        $       (.06)     $       (.13)     $       (.11)     $       (.28)
                                            ============      ============      ============      ============

Basic and diluted weighted average
   shares outstanding                         16,835,000        16,657,000        16,740,000        16,656,000
                                            ============      ============      ============      ============

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)
                                                                   Nine Months Ended
                                                                  --------------------
                                                                  June 26,    June 28,
                                                                    2004        2003
======================================================================================
OPERATING ACTIVITIES:
   Net loss                                                       $(1,887)     $(4,703)
   Charges to income not affecting cash:
      Depreciation and amortization                                 1,013        1,566
      Vendor settlement                                              (738)           -
      Stock-based compensation                                        115            -
      Gain on disposal of furniture, fixtures and equipment           (34)           -
      Imputed interest                                                 33            -
      Deferred revenues                                                 8           53
      Accrued ITC penalty                                               -        1,600
   Income taxes receivable/payable                                    (15)       1,726
   Net change in receivables, inventories, payables and other        (185)       3,524
                                                                  -------      -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                (1,690)       3,766

INVESTING ACTIVITIES:
   Purchase of furniture, fixtures, and equipment                    (454)        (263)
   Proceeds from sales of furniture, fixtures and equipment            36            -
                                                                  -------      -------

NET CASH USED IN INVESTING ACTIVITIES                                (418)        (263)

FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock                               9            1
   Payments on capital lease obligation                                (1)         (94)
                                                                  -------      -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     8          (93)
                                                                  -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (2,100)       3,410

Cash and cash equivalents at beginning of period                    4,756        1,175
                                                                  -------      -------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                               $ 2,656      $ 4,585
                                                                  =======      =======



Supplemental cash flow information
Cash paid for interest                                            $    88      $    89
Cash received from income tax refund                              $   100      $ 1,808

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is a full-service photography services company dedicated to providing its customers with innovative and inspiring ways to create, share and preserve their memories, primarily through online and mail-order channels. The PhotoWorks(R) service provides image printing and online image storage and management services for both digital and film based camera users, primarily in the United States, which allows customers to store and organize photos online, share them with friends and family, and order prints, photo albums, and photo related products.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the nine-months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 25, 2004. For further information, refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 27, 2003 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

NOTE B - LIQUIDITY

         The Company has experienced significant revenue declines and has incurred operating losses in recent years. For the first nine months of fiscal 2004, cash flow used in operations was $1,690,000, primarily attributable to a net loss of $1,887,000. As compared to prior periods the net loss is primarily due to lower revenues partially offset by lower operating costs. While cash flows from operations were positive in fiscal 2003 and 2002, this was primarily due to income tax refunds aggregating $5,780,000 related to net operating tax loss carrybacks. Cash and cash equivalents declined from $4,756,000 at the beginning of the fiscal year to $2,656,000 as of June 26, 2004 and the Company's current ratio declined from 1.46 to 1.13. The Company expects a further decline in cash and cash equivalents in the fourth quarter primarily due to a payment to the International Trade Commission (see Note K), continued declines in film revenues and the cost of initiatives to improve the online customer experience, including a new Web site infrastructure and an enhanced product offering. Based on current operating plans, management expects cash and cash equivalents of approximately $1,500,000 at the end of the fourth quarter.

         Management has taken various actions, including workforce reductions, store closures, and reduced operating expenditures to more closely align its cost structure with its reduced revenue levels and to improve its operating margins and cash flows. Management believes its investments in technology and marketing will offer consumers innovative and easy to use digital products and services. The Company also expects to lower its costs through a combination of technology upgrades and more efficient production and customer service operations. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources and the risks of executing on the current business plan.

         Management believes that, under its current operational plans, current cash balances and future cash flows will be sufficient to fund its operations through September 2005. Nonetheless, if the Company is not able to successfully execute on its current business strategy there will be a material adverse impact on the Company's financial position and liquidity that will require the Company to further reduce its expenditures or seek additional capital to enable it to continue operations for at least the next twelve months. The financial statements do not include adjustments that might result from the uncertainty of the Company's ability to execute on its current business strategy and its ability to continue to fund its operations.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE F - PROPERTY AND LEASES

         The Company negotiated a termination agreement for one of its two leases for operating facilities, effective April 30, 2004. The lease formerly expired in September 2005 and annual lease payments totaled approximately $473,000 per year. As a result, management revised the estimated life of the related leasehold improvements, resulting in additional depreciation charges to cost of goods sold of approximately $80,000 for the quarter ended June 26, 2004.

NOTE G - DEFERRED REVENUES

         At the end of fiscal 2003, the Company's deferred revenue was primarily attributable to its Frequent Customer Program. Under this program, after processing a certain number of rolls of film within a stated period of time, a customer received free processing on their next roll of film. For each roll of film for which the processing was paid under this program, the Company deferred a portion of the revenue received and recognized the revenue upon processing of the free roll, so that revenue from customers in this program was recognized ratably over all rolls of film processed. The Frequent Customer Program expired in January 2004.

         During the fourth quarter of fiscal 2003, the Company launched its Pick Your Prints service for film processing orders. Under this service, a customer's images are digitized and only the negatives are initially mailed back. As part of the initial transaction, a customer is issued one print credit per image developed, which they can then use to purchase only the photos they want to have printed. Prints are then produced utilizing the digital images. A portion of the initial purchase is deferred equal to the relative fair value of the digital prints. Revenue is recognized upon utilization of the print credits to order digital prints. As of June 26, 2004, approximately $265,000 was deferred under this program.

         In November 2004, the Company began offering a prepaid print credit product, whereby customers can buy online print credits to use on future digital print orders. Amounts received for the purchase of these credits are deferred and revenue is recognized upon fulfillment of digital print orders. As of June 26, 2004, approximately $140,000 was deferred under this program.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H - INCOME TAXES

               During the third quarter of fiscal 2004, a tax benefit of $15,000 was recorded for a refund of federal income taxes recognized in fiscal 2003. The Company has net deferred tax assets totaling $12,371,000, comprised primarily of net operating loss carryforwards. Due to the recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance of $12,371,000 has been recorded against net deferred tax assets.

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

         Shares of Common Stock reserved for issuance under these stock option plans totaled 4,093,084 at June 26, 2004, of which 616,845 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five to seven years after the date of grant.

         In addition, as an incentive to employment, Mr. Sanchez was granted a stock option for 750,000 shares at a price equal to fair market value on the date of grant. These shares were granted outside of the above plans.

         Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                   June 26, 2004         June 28, 2003
================================================================================
    Risk free interest rate            3.24%                  1.51%
    Expected volatility              182.95%                147.59%
    Expected option life               3.04 years             3.13 years
    Dividend yield                     0.00%                  0.00%

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I - STOCK-BASED COMPENSATION (Continued)

         Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options at grant date, net loss would have been increased as follows:

                                                             Third Quarter Ended                Nine Months Ended
                                                       ------------------------------    ------------------------------
                                                       June 26, 2004    June 28, 2003    June 26, 2004    June 28, 2003
                                                       ================================================================
Net loss as reported                                     $  (957,000)     $(2,205,000)     $(1,887,000)     $(4,703,000)
Add:  Stock-based compensation expense
    included in net loss, net of related tax effects          43,000                -          115,000                -
Deduct:  Stock-based compensation as determined
    under SFAS No. 123, net of related tax effects          (116,000)         (89,000)        (508,000)        (357,000)
                                                         -----------      -----------      -----------      -----------
Pro forma net loss                                       $(1,030,000)     $(2,294,000)     $(2,280,000)     $(5,060,000)
                                                         ===========      ===========      ===========      ===========

Net loss per share as reported                           $      (.06)     $      (.13)     $      (.11)     $      (.28)
                                                         ===========      ===========      ===========      ===========
Pro forma net loss per share                             $      (.06)     $      (.14)     $      (.14)     $      (.30)
                                                         ===========      ===========      ===========      ===========

NOTE J - EARNINGS (LOSS) PER SHARE

         Earnings per share is computed based on the weighted average number of common shares and dilutive common stock equivalents outstanding during the period. Convertible preferred shares, outstanding warrants and stock options to purchase shares of common stock were excluded from the computations of net loss per share because their effect was antidilutive.

         The following table sets forth the computation of basic and diluted loss per share:

                                                                  Third Quarter Ended                  Nine Months Ended
                                                            -------------------------------     -------------------------------
                                                            June 26, 2004     June 28, 2003     June 26, 2004     June 28, 2003
===============================================================================================================================
Numerator for basic and diluted earnings per share:
     Net loss                                                $   (957,000)     $ (2,205,000)     $ (1,887,000)     $ (4,703,000)
                                                             ============      ============      ============      ============

Denominator:
     Denominator for basic earnings
          per share - weighted-average shares                  16,835,000        16,657,000        16,740,000        16,656,000

     Effect of dilutive securities:
         Options, warrants, convertible preferred shares                -                 -                 -                 -
                                                             ------------      ------------      ------------      ------------
     Denominator for diluted earnings per share                16,835,000        16,657,000        16,740,000        16,656,000
                                                             ============      ============      ============      ============

     Net loss per share                                      $       (.06)     $       (.13)     $       (.11)     $       (.28)
                                                             ============      ============      ============      ============

         At June 26, 2004, and June 28, 2003 there were 8,296,335 and 7,230,790 stock options, warrants and common stock upon conversion of Series A preferred shares, respectively, that were excluded from the computation of net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

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

NOTE M - SUBSEQUENT EVENT

         On August 4, 2004, the Company completed a transaction structured as an asset purchase, under which it acquired substantially all of the assets of PhotoAccess Technologies Corporation ("PhotoAccess"). PhotoAccess provides online digital camera photofinishing solutions for consumers and business customers including retailers, professional photographers and newspapers. The assets include PhotoAccess' fixed assets, customer list, and digital platform -- including back-end technologies for transaction processing, print fulfillment workflow, customer service and billing.

         In exchange for the assets, PhotoWorks assumed $150,000 of PhotoAccess' liabilities and accrued expenses and issued 1,200,000 shares of PhotoWorks common stock. The total cost of the acquisition is estimated to be approximately $650,000, based on the fair value of PhotoWorks common stock of $.33, (the average price of the common stock during a seven-day period beginning three trading days before and ending three trading days after the public announcement of the acquisition on April 21, 2004), the assumption of $150,000 of PhotoAccess' liabilities, and related transaction costs of approximately $100,000.

         In addition, pursuant to the definitive agreement signed May 13, 2004, PhotoWorks assumed fulfillment obligations for PhotoAccess' customer orders. Revenues and fulfillment costs for orders received from PhotoAccess customers have been included in PhotoWorks net revenues and cost of goods sold since May 1, 2004.

         The acquisition is expected to be accounted for in the fourth quarter of fiscal 2004 as a business combination. The total purchase price, as discussed above, will be allocated to PhotoAccess' tangible and intangible assets, based on their relative fair values as of August 4, 2004.

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

         PhotoWorks incurred a net loss of $1,887,000 ($.11 per share) during the first nine months of fiscal 2004, compared to a net loss of $4,703,000 ($.28 per share) for the first nine months of 2003. Although revenues for the first nine months of fiscal 2004 declined by approximately 31% compared to the same period for fiscal 2003, the Company reduced its net loss through improved operating efficiencies and lower operating costs. The 2004 net loss included the benefit of a gain of $738,000 in the second quarter from the settlement of a dispute with a vendor. The 2003 net loss included a charge of $1,600,000 in the third quarter to record a penalty assessment.

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

         During the fourth quarter of fiscal 2003, we launched our Pick Your Prints service for film processing orders. Under this service, a customer's images are digitized and only the negatives are initially mailed back. As part of the initial transaction, a customer is issued one print credit per image developed, which they can then use to purchase only the photos they want to have printed. Prints are then produced utilizing the digital images. A portion of the initial purchase is deferred equal to the relative fair value of the digital prints. Revenue is recognized upon utilization of the print credits to order the digital prints. As of June 26, 2004, approximately $265,000 was deferred under this program.

         In November 2004, we began offering a prepaid print credit product, whereby customers can buy online digital print credits to use on future print orders. Amounts received for the purchase of these credits are deferred and revenue is recognized upon fulfillment of digital print orders. As of June 26, 2004, approximately $140,000 was deferred under this program.

         Deferred Tax Assets

         We have net deferred tax assets totaling $12,371,000, comprised primarily of net operating loss carryforwards. Due to our recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, we have recorded a valuation allowance of $12,371,000 against our net deferred tax assets.

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

                                      Third Quarter Ended            Nine Months Ended
                                     ----------------------        ----------------------
                                     June 26,       June 28,       June 26,       June 28,
                                      2004           2003           2004           2003
=======================================================================================
Net revenues                         100.0%         100.0%         100.0%         100.0%
Cost of goods and services            73.4           70.7           74.7           77.4
                                     -----          -----          -----          -----

Gross profit                          26.6           29.3           25.3           22.6

Operating expenses:
   Marketing                          14.8            7.7           12.2            8.9
   Research and development            8.3           11.1            8.6            9.3
   General and administrative         24.2           18.4           17.4           18.6
   ITC penalty                         -             22.9            -              7.3
                                     -----          -----          -----          -----
     Total operating expenses         47.3           60.1           38.2           44.1
                                     -----          -----          -----          -----

Loss from operations                 (20.7)         (30.8)         (12.9)         (21.5)

Total other expense                    -              (.4)           (.5)           (.4)
                                     -----          -----          -----          -----

Loss before income taxes             (20.7)         (31.2)         (13.4)         (21.9)
Income tax benefit (expense)            .3            (.4)            .8             .4
                                     -----          -----          -----          -----

Net loss                             (20.4)%        (31.6)%        (12.6)%        (21.5)%
                                     =====          =====          =====          =====

         Net revenues for the third quarter of fiscal 2004 were $4,690,000, compared to net revenues of $6,987,000 in the third quarter of fiscal 2003. For the nine months ended June 26, 2004, net revenues were $14,998,000 compared to $21,840,000 for the same period of fiscal 2003. The decline in net revenues was primarily due to continued lower film processing volumes, partially offset by growth in digital printing services. Digital revenues in the third quarter of fiscal 2004 increased 12.0% to $642,000 compared to $573,000 in the third quarter of fiscal 2003. Year to date revenues from digital products and services increased 15.3% to $2,193,000 compared to $1,902,000 for the same period of fiscal 2003. In addition, net revenues in fiscal 2003 included approximately $911,000 from sales generated at retail stores, which were closed by the end of fiscal 2003 in order to focus resources on digital and online initiatives. Net revenues in fiscal 2004 are expected to be lower than fiscal 2003 due to lower film processing volumes.

         Cost of goods and services consists of labor, processing materials and supplies, shipping and handling costs and fixed operating costs related to the Company's services and products. Gross profit in the third quarter of fiscal 2004 decreased to 26.6% of net revenues compared to 29.3% of net revenues in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, gross profit increased to 25.3% compared to 22.6% for the same period of fiscal 2003. The decrease for the third quarter was primarily due to lower revenues over certain relatively fixed overhead costs associated with equipment and facilities. The increase in the gross margin year to date was primarily due to lower labor and materials costs, partially offset by approximately $320,000 of additional depreciation charges related to a negotiated lease termination (see Note F in Notes to Consolidated Financial Statements). Margins on certain digital print services also increased due to higher selling prices in the first and second quarters of fiscal 2004 as compared to the first two quarters of fiscal 2003. Gross profit fluctuates due to the seasonal nature of revenues when measured against relatively fixed overhead costs associated with equipment and facilities.

         Marketing expenses in the third quarter of fiscal 2004 were $694,000 compared to $543,000 in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, marketing expenses decreased to $1,833,000 compared to $1,955,000 for the same period in fiscal 2003. Marketing expenditures in fiscal 2004 have been focused on developing new programs for acquiring new customers and customer retention opportunities through enhanced customer relationship management capabilities. Marketing expenses will fluctuate due to the timing and magnitude of promotional activities and product and service introductions.

         Research and development expenses decreased to $392,000 for the third quarter of fiscal 2004 compared to $774,000 in the third quarter of fiscal 2003. For the first nine months of fiscal 2004, research and development expenses decreased to $1,292,000 as compared to $2,025,000 for the same period of fiscal 2003. In fiscal 2003, the Company incurred costs related to the development of its PhotoWorks Digital Partner software product. We expect continued investment in research and development as we rebuild our technology infrastructure and develop a new Web site and enhanced product line.

         General and administrative expenses decreased to $1,136,000 for the third quarter of fiscal 2004 compared to $1,285,000 for the third quarter of fiscal 2003. Expenses in the third quarter of fiscal 2004 include approximately $100,000 related to the PhotoAccess transaction (see Note M of Notes to Consolidated Financial Statements). For the nine months ended June 26, 2004, general and administrative expenses decreased to $2,606,000 compared to $4,059,000 for the same period of fiscal 2003. During the second quarter of fiscal 2004, PhotoWorks, Inc. and one of its service providers reached a settlement agreement regarding disputed fees for services provided to PhotoWorks, resulting in a reduction of administrative expenses of $738,000. In addition, the quarter and year to date expenses were lower due to reduced staffing and professional service costs. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations and general corporate activities.

         Operating expenses for fiscal 2003 included a $1,600,000 penalty assessment by the ITC that was recorded in the third quarter of fiscal 2003 (see Note K of Notes to Consolidated Financial Statements).

              Other income in the third quarter of fiscal 2004 consists of interest income of approximately $30,000 related to a tax refund received for additional credit available from NOL carrybacks in fiscal 2001 and 2002, partially offset by interest expense for the quarter.


Liquidity and Capital Resources

         The Company has experienced significant revenue declines and has incurred operating losses in recent years. For the first nine months of fiscal 2004, cash flow used in operations was $1,690,000, primarily attributable to a net loss of $1,887,000. As compared to prior periods the net loss is primarily due to lower revenues partially offset by lower operating costs. While cash flows from operations were positive in fiscal 2003 and 2002, this was primarily due to income tax refunds aggregating $5,780,000 related to net operating tax loss carrybacks. Cash and cash equivalents declined from $4,756,000 at the beginning of the fiscal year to $2,656,000 as of June 26, 2004 and the Company's current ratio declined from 1.46 to 1.13. The Company expects a further decline in cash and cash equivalents in the fourth quarter primarily due to a payment to the International Trade Commission (see Note K of Notes to Consolidated Financial Statements), continued declines in film revenues and the cost of initiatives to improve the online customer experience, including a new Web site infrastructure and an enhanced product offering. In addition, the Company completed a transaction to purchase assets of PhotoAccess Technologies (See Note M - Subsequent Event of Notes to Consolidated Financial Statements in Part I above).

         As of July 30, 2004, the Company's principal source of liquidity included approximately $2,400,000 in cash and cash equivalents. Based on current operating plans, management expects cash and cash equivalents of approximately $1,500,000 at the end of the fourth quarter.

         Management has taken various actions, including workforce reductions, store closures, and reduced operating expenditures to more closely align its cost structure with its reduced revenue levels and to improve its operating margins and cash flows. Management believes its investments in technology and marketing will offer consumers innovative and easy to use digital products and services. The Company also expects to lower its costs through a combination of technology upgrades and more efficient production and customer service operations. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources and the risks of executing on the current business plan.

         Management believes that, under its current operational plans, current cash balances and future cash flows will be sufficient to fund its operations through September 2005. Nonetheless, if the Company is not able to successfully execute on its current business strategy there will be a material adverse impact on the Company's financial position and liquidity that will require the Company to further reduce its expenditures or seek additional capital to enable it to continue operations for at least the next twelve months. The financial statements do not include adjustments that might result from the uncertainty of the Company's ability to execute on its current business strategy and its ability to continue to fund its operations.

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

                          PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         For an update concerning legal proceedings, see Note L of Notes to Consolidated Financial Statements in Part I above.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              10.1 Third Amendment to Lease dated June 29, 2004 with Immunex Corporation.

              31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

              31.2 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

               32 Certification of Principal Executive Officers pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbannes-Oxley Act of 2002

         (b) Reports on Form 8-K.
                  Form 8-K dated April 21, 2004 - Item 12 - Results of Operations and Financial Condition for second quarter ended March 27, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PHOTOWORKS, INC.


DATED:  August 10, 2004                    /s/ Philippe Sanchez
                                           -------------------------------------
                                                    Philippe Sanchez
                                            Chief Executive Officer and Chairman
                                               (Principal Executive Officer)

                                           /s/ Loran Cashmore Bond
                                           -------------------------------------
                                                  Loran Cashmore Bond
                                             Vice President Administration
                                           Treasurer/Chief Accounting Officer

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.

                          Quarterly Report on Form 10-Q
                       For The Quarter Ended June 26, 2004

  Exhibit   Description
  -------   -----------

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

     3.7 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996)

     4.1 Rights Agreement dated December 16, 1999 between the Registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

     10.1*  Third Amendment to Lease dated June 29, 2004 with Immunex
            Corporation.

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