Form 10-K
period 2004-09-25
PHOTOWORKS INC /WA
filed 2004-12-27
CIK 791050

FORM 10-K

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 25, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                           Commission file No. 0-15338

                                PHOTOWORKS, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

              Washington                                         91-0964899
              ----------                                         ----------
   (State or other jurisdiction of                             (IRS Employer
    incorporation or organization)                           Identification No.)

  1260 16th Avenue West, Seattle,  WA                              98119
  -----------------------------------                              -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (206) 281-1390
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                                    ----

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share and related preferred share purchase rights.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes: |X| No: |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: |_| No: |X|

      As of March 27, 2004 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $4,534,935 based on the last sale price of the Registrant's Common Stock as reported by the Over the Counter Bulletin Board Market.

      As of December 23, 2004, there were issued and outstanding 18,228,875 shares of Common Stock, par value $.01 per share.

                      Documents incorporated by reference:

      Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders, to be held in 2005, are incorporated by reference into Part III.

                                     PART I

ITEM 1 - BUSINESS

Description of Business

      PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is an online photography services company. PhotoWorks offers processing and printing services to both digital and traditional camera users, primarily in the United States. PhotoWorks provides customers with the ability to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo related products. In addition, customers can create Custom Photo Books and Signature Photo Cards using PhotoWorks' state of the art website.

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

      Digital cameras continue to grow in the market as the quality increases and price decreases. In 2004, it is estimated that U.S. digital camera sales will reach over 22 million units, up 42% over 2003 sales. Digital cameras are creating new opportunities for people to use and share their photos. We believe that we can serve consumers using digital cameras by offering the highest quality services and innovative products such as our Signature Photo Cards and Custom Photo Books through convenient online services.*

Operating Strategy

      The principal elements of our operating strategy are the introduction of innovative, convenient, easy-to-use digital services and products and a commitment to service and customer satisfaction. We will continue to emphasize excellent service, professional quality, and convenience rather than try to be a low-price provider.

      Management believes that providing high-quality services to the digital market is the key driver to our success. We believe that consumers will continue to convert from traditional film-based cameras to digital cameras. We will seek opportunities to transition our operations to focus on digital services and products. *

      We believe that PhotoWorks can distinguish itself from its competitors through product differentiation. We believe that our complementary value-added services and products promote customer loyalty and increase customer demand.* We also believe that our online archive of customer images is a viable and economic opportunity to monetize a customer's "personal equity" by providing image storage and management services for digital and film based camera users and through photo output, in the form of Custom Photo Books, Signature Photo Cards and keepsakes. Our commitment to ease of use and expanded service and product offerings, is intended to support this strategy.*

      Over the years, we have been a leader in providing digital-imaging technologies. Some products incorporating these technologies include (i) PhotoDVD(TM) and PhotoVHS, an animated show of personal photos on DVD or VHS;
(ii) Pictures On Disk(TM) on CD, a CD containing digital images from a roll of film or digital camera; and, (iii) our online image management system which gives customers a simple and convenient way to buy prints and products, view, share, and organize their photos online. In October 2004, we launched a new website and introduced an industry-leading line of Custom Photo Books and Signature Photo Cards. We plan to continue to introduce innovative products and services in 2005 to inspire people to share their photographic memories.*

Marketing Strategy

      Our strategy for generating revenues is to leverage the strength of our services and products for both digital and film-based camera users. In recent years, we have seen a significant decline in our sales of traditional photofinishing services and products and we believe that the traditional photofinishing market will further decline as the digital camera market continues to expand.*

      We offer services and products, primarily in the United States, to digital camera users and believe we can compete effectively in this market by providing digital camera owners with professional quality photo output in the form of innovative products such as our Custom Photo Books, Signature Photo Cards and keepsakes, in addition to traditional prints and reprints.*

      We believe that our future success is dependent on our ability to transition our services and products to meet the needs of digital camera users by delivering premium digital services and products and complete customer satisfaction. We will continue to introduce or enhance digital related service and product offerings to support this strategy.*

      Commitment to Customer Satisfaction. We seek to develop and provide high-quality and reliable services and products to enhance brand recognition for "PhotoWorks" and maintain customer loyalty and we believe that a significant portion of our business comes from repeat customers.* As part of our dedication to customer service, PhotoWorks offers a 100% satisfaction guarantee. See "Business--Customer Service and Support."

      New Customers. In recent years, we have seen a decline in the effectiveness of our customer acquisition programs. We are evaluating and testing various marketing programs that would generate new digital customers cost effectively.* Our primary methods to acquire new customers have been low priced or free introductory offers. We promote our products and services primarily through online channels and through our website (www.photoworks.com). "See "Risk Factors."

Services and Products

      PhotoWorks offers a variety of unique high-quality products and services through which it seeks to differentiate itself from its competitors.* Our online services offer immediate viewing and sharing of images online and quick turnaround for products and we believe we are highly competitive in this market. Mail-order photofinishing is generally longer than many alternative sources for photofinishing services and turnaround time for traditional mail-in processing services remains a competitive disadvantage for us.

      PhotoWorks has an established tradition of service and product innovation for both traditional and digital camera users. In October 2004, we launched a new website and product offering to inspire new ways for people to stay connected and share their photographs. Our Signature Photo Cards are differentiated from other online offerings by their high-end design and professional quality and our Custom Photo Books allow consumers to easily custom design online a personal memento of photographic memories into a professionally printed and bound book.

Research and Development

      Through internal and external research and development efforts, we have developed innovative services and products. We seek to identify customer needs and shifts in consumer preferences in order to design and refine our services and products. In fiscal years 2004, 2003, and 2002, we incurred research and development expenses of $1,509,000, $2,442,000, and $1,891,000, respectively, primarily in connection with development and introduction of our online digital services and products. See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customer Service and Support

      The direct-to-consumer photofinishing business involves contacts with a large number of customers. We believe that customer satisfaction is critical to our ongoing success. PhotoWorks has a 100% satisfaction-guarantee policy under which we will provide a full refund if a customer's complaint cannot otherwise be resolved. As of December 3, 2004, we had a customer service staff of 18. These personnel have direct access to our database and are trained to promote certain of our services and products, as well as to answer questions regarding order status and use of PhotoWorks' digital and online services.

      PhotoWorks maintains a website on the Internet (www.photoworks.com). Our current website was launched in October 2004, and incorporates state of the art technology with an easy to use and intuitive user experience. While online, customers may use the PhotoWorks(R) service to privately upload, view, store, share, manage or email their photos to friends and family, and order PhotoWorks' Custom Photo Books and Signature Photo Cards, as well as keepsakes, prints and reprints. Customers may also obtain the status of their orders, access answers to frequently asked questions, and send email messages to customer service.

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

      Systems are designed based on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. The systems provide a 24-hour-a-day, seven-day-a-week availability. We use load balancing systems and redundant servers to provide for fault tolerance.

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

      In 2004, we acquired assets of PhotoAccess Technologies primarily through issuance of 1,200,000 shares of common stock. This acquisition allowed us to upgrade and strengthen our technology and infrastructure systems and launch a new website in October 2004. New internet, storage, networking, telecommunications technologies or other technological changes could require substantial expenditures by us to modify or adapt our services or infrastructure.

      PhotoWorks has taken a number of precautions against certain events that could disrupt the operation of our systems, including events associated with continuing software and hardware upgrades. We did experience downtime and system interruptions during the launch of our new website in October 2004. As part of the system conversion, customers were unable to access all of their images stored online. This disruption caused a number of customer complaints and interfered in our ability to provide certain services to our customers. We believe the majority of the issues surrounding the website and systems conversion have been identified and are being corrected.

      Additional system interruptions, could have a material adverse effect on our business, financial condition and operating results.* See "Risk Factors".

Operations

      We operate a single laboratory in Seattle, Washington, which is designed to produce consistent, high-quality photofinishing. Our photo processing system is designed for 24-hour in-house processing of photofinishing orders. The images are printed on photographic paper using state-of-the-art equipment. Although much of the photofinishing and order handling process has been automated, trained personnel operate machinery and regularly monitor product quality with the assistance of computerized control and measurement systems. Other vendors fulfill orders for our Custom Photo Books, Signature Photo Cards and most keepsake and related merchandise orders. Management is researching additional opportunities to further enhance our operational capabilities and efficiencies through third-party vendors.

      PhotoWorks can process and print digital images from digital memory cards, CD's or from digital images uploaded to our website. We have the ability to process any brand of 35mm color film, 24mm format Advanced Photo System film, and all 35mm single-use cameras. We provide gloss or matte prints in color, black and white, and sepia tone.

      We believe we have sufficient production capacity with our existing facilities and equipment combined with third-party vendors to support production levels for our product offerings.

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

      We believe that our success in the digital and photography industry will be based on our ability to generate brand awareness through the introduction of innovative and differentiated products and services such as our Signature Photo Cards and Custom Photo Books. We offer premium quality and competitive prices for our digital and film-based print services. Other competitors can and do provide similar services and products.* There are no significant proprietary or other barriers to entry into the digital or consumer photofinishing industry.

      The digital photography industry is characterized by rapidly evolving technology and consumer demand for services and products. The introduction of photographic services and products involving new technologies could render existing services and products obsolete.* Our future success will depend on our ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs.* For example, the commercialization of digital imaging technologies is having an adverse impact on the photofinishing industry and has among other factors, accounted for our declines in revenues. The development of new technologies or any failure by us to anticipate or successfully respond to such developments could have a material adverse effect on our business, financial condition and operating results.* See "Risk Factors."

Suppliers

      PhotoWorks obtains its conventional 35mm film from a few large manufacturers of photographic film, primarily Ferrania USA. Our photographic paper and chemicals is available from several suppliers such as Eastman Kodak Company and Agfa Corporation. Currently, substantially all of our purchases from any foreign suppliers are paid for in U.S. dollars. Our mail-order services and products are handled largely through the U.S. Postal Service and other common carriers. See "Risk Factors."

Proprietary Technology

      We currently market our services and products under registered and common-law trademarks and service marks, including PhotoWorks(R), Seattle FilmWorks(R), PhotoMail(R), PhotoStreamer(R), Pictures On Disk(TM), and Pictures On Disk(TM) on CD. See "Risk Factors."

      We consider a large portion of our website and infrastructure processes to be proprietary. We make limited patent filings, in part to avoid disclosure of our competitive strengths. However, we do attempt to protect our proprietary rights through a combination of copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements, restricting access to certain portions of our premises, and contractual restrictions on use and disclosure in our end-user licenses. The legal and practical enforceability and extent of liability for violations of license agreements are unclear. *

      This Report contains trademarks other than those of PhotoWorks.

Governmental Regulation

      PhotoWorks' operations, including transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission, and various state, local, and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, privacy issues, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. Congress has enacted legislation to specifically regulate online commerce and communications and has addressed such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation that makes the transmission of certain kinds of information, such as obscene content and information that facilitates the commission of criminal acts, a crime.

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

Employees

      As of December 3, 2004, PhotoWorks had 130 employees, of whom approximately 74 were engaged in production operations, 18 in administration, 7 in marketing and business development, 13 in technology and development and 18 in customer service. None of our employees are covered by a collective bargaining agreement, and we believe relations with our employees are good.

Executive Officers of the Registrant

The executive officers of PhotoWorks as of December 3, 2004 were:

Name                     Age      Position
--------------------------------------------------------------------------------
Philippe Sanchez         40       President/Chief Executive Officer
Gerald R. Barber         53       Vice President/General Manager Digital Imaging
Thomas J. Kelley         36       Vice President/Chief Marketing Officer
Michael F. Lass          50       Vice President Operations
Loran Cashmore Bond      47       Vice President Administration/Treasurer/Chief
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

      Gerald R. Barber joined PhotoWorks in May 2004 after PhotoWorks acquired assets of PhotoAccess Technologies. Mr. Barber, who served as President and CEO of PhotoAccess, has more than 25 years of experience in digital imaging and Internet development in the software industry. Before co-founding PhotoAccess, Mr. Barber was Senior Director of Core Technology at Adobe, where he was responsible for delivering key technology components for all of Adobe's products. He also served as Adobe's Director of Technology Integration, and was a founding member of several key industry consortiums including the Digital Imaging Group and Object Management Group. He holds a PhD in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

      Thomas J. Kelley was appointed PhotoWorks' Chief Marketing Officer in June 2004. Before joining PhotoWorks, Mr. Kelley was General Manager of Consumer Marketing for RealNetworks where he was responsible for creating marketing strategies and customer acquisition programs for RealNetworks' industry-leading subscription services including RealRhapsody, SuperPass, and RealPlayer. Mr. Kelley's credentials also include more than 10 years of advertising agency experience at two of the industry's premier creative agencies. Mr. Kelley led business development and account management for OWNP Advertising in San Francisco. Prior to that, he spent 7 years at Wieden + Kennedy managing the Nike account.

      Michael F. Lass has been a Vice President since September 1988 and is currently serving as Vice President of Operations. Mr. Lass joined PhotoWorks in 1984 as Manager of Operations. From 1982 to 1984, Mr. Lass was Vice President and General Manager of Breezin' Sportswear, a manufacturer and marketer of sportswear, and, from 1980 to 1982, General Manager and a director of Mountain Safety Research, Inc., a manufacturer of outdoor recreational products.

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

Need for additional financing; Doubtful ability to continue as a going concern

      The Company has a shareholders' deficit at September 25, 2004 of $536,000 and has incurred substantial operating losses in each of the last three years. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Although at the end of our 2004 fiscal year, we had cash and cash equivalents of $2,481,000, the continued operations of the Company are dependent upon the Company's ability to obtain long-term financing. In April 2006, our outstanding debentures in the principal amount of $2.5 million mature. In the absence of additional financing or an extension of the maturity date, we may not be able to repay those debentures when they mature.

      In December 2004, the Company accepted a non-binding term sheet for $4 million of convertible subordinated debt. This term sheet is subject to negotiation of definitive agreements and the approval by the Company's shareholders of a recapitalization plan that will significantly increase the number of outstanding common shares. If the Company is unable to consummate this financing and is unable to secure alternative financing, our ability to continue our operations beyond the next twelve months is in substantial doubt.

A sale or liquidation of the Company may not generate sufficient proceeds for any distribution to the common shareholders

      We have approximately $2,900,000 of long-term liabilities, including $2,500,000 of subordinated debentures. The debentures are convertible into Series B Preferred Stock that has a preference on sale or liquidation of the Company of $5,000,000. In addition, the holders of the Series A Preferred Stock have a preference on the sale or liquidation of the Company in the amount of $15,000,000 plus an amount equal to either, (i) the amount, if any, of accrued and unpaid dividends up to the time of such payment, or (ii) if no dividends have been declared by the Board of Directors, an amount equal to the amount of dividends which would have accrued up to the time of such payment at an annual dividend rate equal to 6% of the Series A issue price. If the Company were to be sold for an amount less than the aggregate liquidation preferences on the Series A and Series B Preferred Stock, it is unlikely that any proceeds would be available for distribution to the common shareholders.

Declines in film-based processing could adversely affect our revenues

      We have experienced significant declines in revenues during fiscal years 2004, 2003 and 2002. We believe that this is primarily attributable to declines in the mail order photofinishing market and the photofinishing industry in general. This may be in part due to the availability of low-priced film processing options from mass merchants such as Wal-Mart and Costco. In addition, we believe the market shift away from traditional 35mm film and towards digital cameras will continue due to the declining prices for and increased availability and consumer acceptance of digital cameras. We may not be successful in sustaining profitable film-based photofinishing customers.

We may be unsuccessful in increasing revenues from digital services, which would adversely affect our results of operations.

      We have developed additional products and services designed to establish us as the choice for digital camera users for printing, archiving, sharing, viewing and managing personal digital images. We believe that this may contribute to increases in our digital photofinishing revenues and sales of other image-related services. However, a number of other companies are attempting to establish this position. Competitors in this area include Ofoto (a Kodak Company), Snapfish, Shutterfly and other traditional providers of photofinishing services. We may not be successful against this competition. The digital printing market has not been fully established. Even if we establish a strong position among consumers for digital products and services, we may not be able to generate significant revenues from this market.

We may not be able to retain existing customers or acquire new customers at a reasonable cost

      Future revenues and profitability depends in large part on our ability to retain our current customers and our ability to acquire new digital customers at a reasonable cost. Historically, we used direct-marketing programs offering low-priced or free introductory offers as our primary customer acquisition technique. Over the past years, the cost for these programs has increased and we have seen a decline in customer response rates. Our current marketing focuses on customer reactivation and retention and opportunities to acquire new customers through online channels at a reasonable cost. Our customer acquisition and retention efforts may not be effective. If we do not find a way to successfully acquire new digital customers, retain our current customers, or market successfully against competitors, our business, financial condition and operating results could be harmed.

We may be adversely affected by actions of competitors

      The market for consumer photofinishing and digital imaging services is highly competitive. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition in consumer photofinishing and digital imaging services from other direct marketers, online companies, and competitors in other distribution channels, including much larger companies. Many of these companies provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher or online service providers. Many of these competitors also provide photofinishing services within hours. There are no significant proprietary or other barriers to entry into the traditional photofinishing or digital imaging industry. Many of our competitors offer similar photofinishing and digital imaging services and products at lower prices and with a more rapid turnaround time than we offer. Our ability to compete effectively depends on our ability to differentiate our services by offering innovative services and products. Although we believe we are a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. There can be no assurance we will continue to compete effectively through development of innovative services and products or that we will respond appropriately to industry trends or to activities of competitors.

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

      In 2002, the ITC determined that we violated the ITC's previous order through the importation and sale of certain newly manufactured reloadable cameras. We were assessed a penalty of $1.6 million and in September 2003, we negotiated a settlement agreement with the ITC to reduce the penalty to a total of $1,000,000. The settlement included a payment schedule of $250,000 in each of the four years beginning in July 2004.

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

We may not be able to keep up with rapid technological changes in the photofinishing industry

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

We may be adversely affected by national events

      We rely on the United States Postal Service and other common carriers to receive and deliver orders. Previous terrorist attacks and anthrax contamination disrupted our deliveries. Terrorist attacks or certain alternatives to safeguard the mail through mail purification devices could cause serious harm to our business, financial condition and operating results.

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

      Demand for our photo-related services and products is seasonal, with the highest volume of photofinishing activity generally occurring during the summer months and holiday season. As a result, our operating results for any period do not necessarily indicate the results that can be expected for any future period. Our operating results in a future period may be below the expectations of public market analysts and investors which may cause the price of our common stock to decline.

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

      On December 3, 2004, the Internet Tax Non-Discrimination Act (Public Law 108-435) was signed into law, extending the Internet Tax Freedom Act that had expired in November 2003. The Internet Tax Non-Discrimination Act bans taxes that unfairly single out the Internet, including: taxes on high-speed and dial-up Internet access; double taxation on products purchased over the Internet; and discriminatory taxes that treat Internet purchases differently from other types of sales.

We rely on key vendors, suppliers and foreign sourcing

      Our Custom Photo Books, Signature Photo Cards and keepsakes are produced by third-party vendors. We obtain our conventional 35mm film primarily from Ferrania USA, and our photographic paper and chemicals are available from Eastman Kodak and Agfa Corporation. In addition, we may acquire equipment to maintain and increase capacity from various vendors. The elimination of any one supplier or failure of a supplier to deliver specified goods could cause a material disruption in our operations and could harm our business, financial condition and operating results.

      We have no significant long-term purchase contracts or agreements to ensure continued supply, pricing or access to film, paper or chemicals. While we believe that alternate sources of third-party providers are available, it is possible that our vendors might not be able to continue to meet our requirements for services or supplies, or purchase services or supplies in sufficient quantities or on terms as favorable to us as those currently available. Also, changing to an alternate vendor or supplier may cause delays, reduced quality or other problems. Our operations may be harmed by political instability causing disruption of trade with foreign countries in which our suppliers may be located. Existing or potential duties, tariffs or quotas may limit the quantity of certain types of goods that may be imported into the United States.

      Sales of our services and products on a direct-to-consumer mail-order basis largely depend on the U.S. Postal Service and other common carriers for receipt of orders and delivery of our products. Any significant changes in the operations of or prices charged by the U.S. Postal Service or other common carriers or extended interruptions in postal deliveries could harm our business, financial condition and operating results.

Our production capabilities, management information systems and technology may not be viable

      We depend on our management information systems, website and technology systems to communicate with customers, process orders, provide rapid response to customer inquiries, manage inventory, and purchase, sell and ship products efficiently. We periodically replace and upgrade certain portions of our systems software and hardware. We take a number of precautions against certain events that could disrupt our systems, including events associated with continuing software and hardware upgrades. Any damages or failures to our computer equipment, technology systems and the information stored in our data center could harm our business, financial condition, and operating results.

      We did experience downtime and system interruptions during the launch of our new website in October 2004. As part of the system conversion, customers were unable to access all of their images stored online. This disruption caused a number of customer complaints and interfered in our ability to provide certain services to our customers. We believe the majority of the issues surrounding the website and systems conversion have been identified and are being corrected.

      We continually face risks regarding the availability and cost of labor, the potential need for additional capital equipment, plant and equipment obsolescence, quality control, excess or insufficient capacity and disruption in our operations. Our inability to upgrade or adapt our systems to new technology or service our customers with our existing technology could result in a disruption in our online or photofinishing services and could harm our business, financial condition and operating results.

Governmental regulation could harm our business

      Our operations, including our transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various state, local, and private consumer protection and other regulatory authorities. In general, these regulations govern privacy, the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time, and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. Congress has enacted legislation to specifically regulate online commerce and communications and has addressed such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation that makes the transmission of certain kinds of information, such as obscene content and information that facilitates the commission of criminal acts, a crime.

      Other legislation could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. This legislation could result in significant potential liability to us for content transmitted over our website, as well as additional costs and technological challenges in complying with mandatory requirements. We do not assume responsibility to edit the content of our customers' photographs, slides, digital images or personal home pages unless responding to a specific complaint. Legislation which imposes potential liability for content made available over the Internet through our website could require us to implement additional measures to reduce our exposure to such liability. This may require us to incur significant costs or discontinue certain service or product offerings. Although we carry general liability insurance, such insurance may not cover potential claims of this type or may not be adequate to compensate us for the amount of these liabilities. Any costs not covered by insurance incurred as a result of such liability or asserted liability could harm our business, financial condition and operating results.

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

ITEM 2 - PROPERTIES

      The Company's headquarters are located in Seattle, Washington. This 60,000 square foot building which houses our digital and mail order operations is occupied under a lease which expires in September 2010.

      In April 2004, the Company terminated another lease which was scheduled to expire in September 2005. The annual lease costs were approximately $473,000 per year. Under the terms of the lease termination, the Company was released from its obligations, including obligations for rent, as of May 2005. The estimated lives of the related tenant improvements for those buildings were revised to coincide with the termination date of the lease. This resulted in additional depreciation expense totaling $360,000 during the second and third quarters of fiscal 2004.

ITEM 3 - LEGAL PROCEEDINGS

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

      In 2002, the ITC determined that we violated the ITC's previous order through the importation and sale of certain newly manufactured reloadable cameras. We were assessed a penalty of $1.6 million and in September 2003, we negotiated a settlement agreement with the ITC to reduce the penalty to a total of $1,000,000. The settlement included a payment schedule of $250,000 in each of the four years beginning in July 2004.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

      Our common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "FOTO." The following table sets forth, for the periods indicated, the high and low sale prices of our Common Stock as reported on the OTCBB.

                                                                  High      Low
                                                                  ----      ---
      Fiscal Year Ended September 25, 2004
           First Quarter .................                        $1.15    $ .38
           Second Quarter ................                          .66      .27
           Third Quarter .................                          .69      .29
           Fourth Quarter ................                          .49      .34

      Fiscal Year Ended September 27, 2003
           First Quarter .................                        $ .20    $ .07
           Second Quarter ................                          .26      .10
           Third Quarter .................                          .36      .16
           Fourth Quarter ................                          .42      .22

      On December 3, 2004, the last sale price reported for the Company's common stock was $.36 per share and as of that date, the common stock was held by an estimated 4,600 shareholders with approximately 465 holders of record.

      The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank agreement that supports its corporate credit cards from declaring any dividends on shares of its capital stock without the bank's prior consent.

ITEM 6 - SELECTED FINANCIAL DATA

      The selected financial data set forth below with respect to the Company's consolidated statements of operations for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 and the Company's consolidated balance sheets at September 25, 2004 and September 27, 2003 are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and their related footnotes. The selected statements of operations data for the years ended September 29, 2001 and September 30, 2000 and selected balance sheet data at September 28, 2002, September 29, 2001 and September 30, 2000 are derived from audited consolidated financial statements, which are not included in this report.

                                PHOTOWORKS, INC.
                             SELECTED FINANCIAL DATA
                 (in thousands, except per share and share data)

                                                                             Fiscal Years
                                           ---------------------------------------------------------------------------------
                                               2004             2003             2002              2001             2000
============================================================================================================================
Consolidated Statements of Operations Data:

Net revenues                               $     20,160     $     29,416     $     42,093      $     56,690     $     82,061

Gross profit                                      5,573            7,287           10,474            12,496           21,858

Operating expenses                                7,213           11,334           12,351            24,584           57,323

Net income (loss)                                (1,672)          (4,075)           3,581 (*)       (12,122)         (34,794)

Net income (loss) attributable to
    common shareholders                    $     (1,672)    $     (4,075)    $      3,581      $    (12,122)    $    (37,817)
                                           ============     ============     ============      ============     ============

Diluted earnings (loss) per share          $       (.10)    $       (.24)    $        .21      $       (.73)    $      (2.12)
                                           ============     ============     ============      ============     ============
Diluted earnings (loss) per share
    attributable to common shareholders    $       (.10)    $       (.24)    $        .21      $       (.73)    $      (2.31)
                                           ============     ============     ============      ============     ============

Weighted average shares and
   equivalents outstanding - diluted         16,887,000       16,657,000       17,043,000        16,563,000       16,389,000
                                           ============     ============     ============      ============     ============

Consolidated Balance Sheet Data:

Total assets                               $      5,515     $      7,662     $     11,822      $     12,381     $     24,662

Long-term obligations                             2,948            3,142            2,500             2,594            1,523

Shareholders' equity (deficit)             $       (536)    $        564     $      4,638      $      1,045     $     13,004

See notes to consolidated financial statements.

(*) During fiscal 2002, the Company recognized $5,673,000 of income tax benefits.

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

Controls and Procedures

      As of September 25, 2004, as part of our annual audit, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

      We intend to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

      We are in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal controls over financial reporting is fairly stated in all material respects and separately report on whether they believe we maintained, in all material respects, effective internal controls over financial reporting as of September 24, 2005. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for the auditors to provide its attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

Overview

      PhotoWorks, Inc. ("PhotoWorks" or the "Company") is an online photography services company. PhotoWorks offers processing and printing services to both digital and traditional camera users, primarily in the United States. PhotoWorks provides customers with the ability to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo related products. In addition, customers can create unique and innovative Custom Photo Books and Signature Photo Cards offered by PhotoWorks using PhotoWorks' state of the art website.

      To promote our services and products, we rely primarily on online marketing channels and direct marketing. We believe our innovative products and commitment to customer service promote customer loyalty and increase customer demand.* We strive to increase both average order size and order frequency by informing our existing customer base of our integrated array of services and products. * We also believe that our online archive of customer images is a viable and economic opportunity to monetize a customer's "personal equity" by providing image storage and management services for digital and film-based camera users and through photo output, in the form of Custom Photo Books, Signature Photo Cards, keepsakes, and digital prints and reprints.* Our commitment to expanding our digital service and product offerings is intended to support this strategy.* We use online channels and other direct-marketing media to communicate with prospective customers and our existing and inactive customers. We also utilize a customer relationship management system (CRM) which we installed in December 2004 to enhance our communication with new and existing customers.

      Our net loss for fiscal 2004 was $1,672,000, compared to a net loss of $4,075,000 in fiscal 2003 and net income of $3,581,000 for fiscal 2002. Our net loss for fiscal 2004 was primarily due to a decrease in net revenues, which reduced our ability to cover our overhead costs. The fiscal 2004 operating costs were lower than operating costs for fiscal 2003 due to cost savings initiatives initiated in 2004. In addition, we settled a dispute with one of our service providers regarding fees for services provided to PhotoWorks, resulting in a reduction of administrative expenses of $738,000. The net loss for fiscal 2003 was primarily due to decreased net revenues and a penalty amount of $875,000 (see Item 3 - Legal Proceedings) assessed by the ITC in fiscal 2003. Net income for fiscal 2002 was due to income tax benefits of $5,673,000 as a result of the "Job Creation and Worker Assistance Act" enacted by Congress in March 2002 which provided for an economic stimulus package of temporary business tax incentives. (See Note G of Notes to Consolidated Financial Statements). Operating results will fluctuate in the future due to a number of factors including lower sales, the level and nature of marketing activities, price increases or decreases by suppliers, introductions of new products, research and development requirements, legal issues, actions by competitors, economic conditions, and conditions in the online and direct-to-consumer market and the digital imaging and photofinishing industry in general.*

      Cost of goods and services consist of labor, postage, supplies, and fixed costs of production related to our services and products. Marketing expenses include costs associated with customer acquisition and retention, building brand awareness, and testing of new marketing programs. Research and development expenses consist primarily of costs incurred in developing a new website (launched in October 2004), online image management, developing online photo archiving and photo sharing services, other digital related services, and creating infrastructure necessary to support systems for customer interaction. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations, and general corporate activities.

Critical Accounting Policies

      Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues, and expenses. Our estimates and judgments are based upon our historical experience, knowledge of economic and market factors, and various other factors that we believe to be relevant given the circumstances. Significant policies, methodologies, estimates, and the factors used therein, are reviewed on at least a quarterly basis with PhotoWorks' Audit Committee. Actual results may differ from these estimates.

      The following is a discussion of the estimates included in our financial statements that encompass matters of uncertainty, whereby different estimates could have reasonably been made or changes in such estimates could have a material impact on the financial statements of PhotoWorks.

      Reserve for Obsolete Inventory

      We regularly assess the valuation of our inventory and write down those inventories that are obsolete, or in excess of forecasted usage, to their estimated realizable value. A reserve for obsolescence is also recorded against any film or paper inventories that are nearing their expiration dates. Additional reserves are recorded for slow-moving or discounted stock to the extent it is estimated the materials may go unused based on historical inventory turnover, planned changes in marketing promotions or other anticipated changes in product mix over the next year, seasonality, or other factors. Estimates of future usage are based on estimates of future sales and product mix. If actual sales or product mix differs from our estimates, we may need to record additional reserves for obsolete inventory.

      Long-Lived Assets

      Property, plant, and equipment are depreciated using the straight-line method based on the estimated useful asset lives, ranging from two to five years. Expenditures for major remodeling and improvements of leased properties are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset. Management reviews these estimates quarterly and if the estimates need to be shortened, the assets are depreciated over the remaining estimated useful life.

      The customer list intangible acquired from PhotoAccess, as discussed further in Note C of Notes to Consolidated Financial Statements, is being amortized over its estimated useful life of three years on an accelerated basis in order to better match the expense with the anticipated revenues from the customer list.

      In the second quarter of fiscal 2004, management commenced negotiating a termination agreement for the leases of two buildings. Based on the assessed likelihood of successful negotiations, the estimated lives of the related tenant improvements for those buildings were shortened from the length of the initially agreed upon lease term to coincide with the actual termination date of the lease. This resulted in additional depreciation expense totaling $360,000 during the second and third quarters of fiscal 2004.

      Beginning in the fourth quarter of 2004, the Company began researching alternatives to increase its operational efficiencies for its film processing operations. The majority of the Company's equipment is related to film processing and has been fully depreciated. However, a few assets had remaining lives beyond management's current estimate of useful lives. The estimated remaining useful lives of those assets was revised to approximately nine months and, as a result, additional depreciation expense of approximately $90,000 was recorded in the fourth quarter of 2004.

      Deferred Revenues

      Our deferred revenues relate primarily to Prepaid Print Credits and the Pick Your Prints product. With prepaid print credits, customers essentially receive discounted prices on digital products by purchasing bulk quantities of print credits. No revenue is recognized at the time the print credits are purchased. The revenue is deferred until the credits are used to purchase actual products and the products have been shipped to the customer. The Pick Your Prints product, launched in late fiscal 2003, offers film developing with high-resolution scanning. For one price, the customer receives their developed negatives and subsequently orders, online, only the prints they want. The Company defers revenue from the initial film processing and scanning based on the relative fair value of the digital prints to all of the product components. This deferred revenue is recognized when customers order and are shipped their digital prints. In October 2004, this product was enhanced so that the print credits were extendable to all digital products. Given this enhancement and the relative newness of this product offering, management does not believe it can currently estimate, with reasonable accuracy, any breakage on the above products. As more information becomes available over the life cycle of these products, management may be able to reasonably estimate a breakage factor, which may have a material impact on revenues and gross margins.

      Deferred Tax Assets

      We have net deferred tax assets totaling $12,312,000, comprised primarily of net operating loss carryforwards. Due to our operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, we have recorded a valuation allowance of $12,312,000 against our net deferred tax assets.

      Contingencies

      We are subject to various legal proceedings and claims (see Part I, Item 3
- Legal Proceedings and Note M of Notes to Consolidated Financial Statements), the outcomes of which are subject to significant uncertainty. Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, requires that estimated amounts relating to a contingency should be recorded if it is probable that a liability or gain has been incurred and the amount can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss may have been incurred. We evaluate, among other factors, the degree of probability of the outcome and the ability to make a reasonable estimate of the amounts. In the third quarter of fiscal 2003, the Company was assessed a $1.6 million penalty by the International Trade Commission ("ITC"). This action and potential penalty was previously noted in the Company's filings, but until that time, management had no basis on which to accrue a loss. In the fourth quarter of fiscal 2003, management negotiated a settlement with the ITC, lowering the penalty to approximately $875,000 and therefore, a gain was recorded in that quarter. During the second quarter of fiscal 2004, management successfully negotiated a settlement with one of its vendors for services rendered in prior periods, which resulted in a gain of approximately $738,000 in that quarter.

Results of Operations

      The following table presents information from our consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                                               Fiscal Years Ended
                                  ----------------------------------------------
                                  September 25,   September 27,    September 28,
                                      2004            2003             2002
================================================================================
Net revenues                         100.0%          100.0%           100.0%
Cost of goods and services            72.4            75.2             75.1
                                     -----           -----            -----
GROSS PROFIT                          27.6            24.8             24.9

Operating expenses:
   Marketing                          12.0             9.1             10.9
   Research and development            7.5             8.3              4.5
   General and administrative         16.3            18.2             14.0
   ITC penalty                          --             3.0               --
                                     -----           -----            -----
     Total operating expenses         35.8            38.6             29.4
                                     -----           -----            -----

LOSS FROM OPERATIONS                  (8.2)          (13.8)            (4.5)

Total other expense                    (.7)            (.4)             (.5)
                                     -----           -----            -----

LOSS BEFORE INCOME TAXES              (8.9)          (14.2)            (5.0)
Income tax benefits                     .6              .3             13.5
                                     -----           -----            -----

NET INCOME (LOSS)                     (8.3)%         (13.9)%            8.5%
                                     =====           =====            =====

      Net revenues decreased 31.5% to $20,160,000 in fiscal 2004 compared to $29,416,000 in fiscal 2003. Net revenues decreased 30.1% to $29,416,000 in fiscal 2003 from $42,093,000 in fiscal 2002. The decreases in net revenues for fiscal years 2004, 2003 and 2002 were primarily due to declines in film-based processing volumes which we attribute to increased competition, primarily mass merchants and increased sales of digital cameras. Net revenues from digital-based processing increased in fiscal 2004 to $3,054,000 compared to $2,631,000 in fiscal 2003 and $1,267,000 in fiscal year 2002.

      We have experienced declines in the effectiveness of our customer acquisition programs and have focused our marketing on programs designed to test new acquisition channels and retain or reactivate customers. Net revenues from traditional film processing are expected to decline further in fiscal year 2005 as we continue to transition our business to meet the demands of the digital camera market.*

      In fiscal 2002, net revenues included approximately $4,759,000 from ancillary business, primarily our reloadable camera and retail sales. These ancillary businesses were phased out during fiscal years 2002 and 2003.

      Gross profit as a percentage of net revenues for fiscal 2004 increased to 27.6% compared to 24.8% in fiscal 2003 and 24.9% in fiscal 2002. The increase in the gross profit percentage in fiscal 2004 compared to the prior periods was primarily due to cost cutting initiatives instituted in fiscal 2004 resulting in lower labor and materials costs and lower indirect overhead costs. In addition, our selling prices for digital services were higher for the first six months of fiscal 2004 compared to the fiscal 2003. Gross profit fluctuates due to the seasonal nature of revenues and revenue per order, combined with fixed operating costs associated with equipment, facilities and fixed overhead costs related to our products and services. *

      Total operating expenses for fiscal 2004 were $7,213,000 compared to $11,334,000 for fiscal 2003 and $12,351,000 for fiscal 2002. The decrease in operating costs in fiscal 2004 is due to cost cutting initiatives in fiscal 2004. Fiscal 2004 operating costs also included a vendor settlement of approximately $738,000 that was recorded as a reduction in operating costs. In fiscal 2003, operating expenses included $875,000 for costs related to the settlement of a penalty assessment with the International Trade Commission (see
Part I, Item 3 - Legal Proceedings). Future periods may reflect increased or decreased operating expenses due to the timing and magnitude of marketing activities as well as expenditures related to development of our digital services and products.*

      Marketing expenses in fiscal 2004 decreased to $2,421,000 compared to $2,662,000 in fiscal 2003 and $4,567,000 in fiscal 2002. The decreases in marketing expenses in fiscal 2004 and 2003 were primarily due to a shift in our marketing strategy to target our customer base through retention and reactivation marketing programs compared to expenditures focused on customer acquisition. In fiscal 2004, we continued to test and evaluate marketing programs focused on effective customer acquisition. We do not anticipate an increase in the level of marketing expenditures in fiscal 2005. *

      Research and development expenses in fiscal 2004 were $1,509,000 compared to $2,442,000 in fiscal 2003. Research and development expenses in fiscal 2003 were $2,442,000 compared to $1,891,000 in fiscal 2002. The decrease in research and development expenditures in fiscal 2004 was primarily due to staff reductions and related overhead costs. In fiscal 2004, we focused on upgrading our infrastructure and launching a new website and capitalized approximately $170,000 of costs related to internally developed software. In fiscal 2003, the increase in research and development costs compared to fiscal 2002 was primarily due to increased investments in new digital related services and products. We expect continued investments in research and development in fiscal 2005. *

      General and administrative expenses decreased to $3,283,000 in fiscal 2004 compared to $5,355,000 in fiscal 2003. General and administrative expenses in fiscal 2003 decreased to $5,355,000 compared to $5,893,000 in fiscal 2002. During the second quarter of fiscal 2004, PhotoWorks, Inc. and one of its service providers reached a settlement agreement regarding disputed fees for services provided to PhotoWorks, resulting in a reduction of administrative expenses of $738,000. In addition, fiscal 2004 expenses were lower due to reduced staffing and professional service costs. Fiscal 2003 general and administrative costs were lower compared to fiscal 2002 primarily due to lower staffing, partially offset by increased legal fees.

      Other operating expenses for fiscal 2003 included costs related to the settlement of a penalty assessment with the ITC of $875,000 (see Note L of Notes to Consolidated Financial Statements).

      Total other expense in fiscal 2004 was $147,000, compared to $120,000 in fiscal 2003. Other expense in fiscal 2003 was $120,000, compared to $215,000 in fiscal 2002. Other expense consists primarily of interest expense.

      In fiscal 2004, we recorded a tax benefit of $115,000 related to refundable tax credit carrybacks for fiscal years 2001 and 2002. In fiscal 2003, we recorded net tax benefits of $92,000 related to an AMT adjustment. Fiscal 2002 included tax benefits of $5,673,000 as a result of a business tax incentive contained in the "Job Creation and Worker Assistance Act" a bill, which allowed a business to extend the net operating loss carryback period to five years (from two years) for net operating losses arising in taxable years ending in 2001 and 2002.

Liquidity and Capital Resources

      As of December 17, 2004, our principal source of liquidity included approximately $2,125,000 of cash and cash equivalents.

      The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2004, cash flow used in operations was $1,600,000, primarily attributable to a net loss of $1,672,000. As compared to prior periods the net loss is primarily due to lower revenues partially offset by lower operating costs. While cash flows from operations were positive in fiscal 2003 and 2002, this was primarily due to income tax refunds aggregating $5,780,000 related to net operating tax loss carrybacks. Cash and cash equivalents declined from $4,756,000 at the beginning of the fiscal year to $2,481,000 as of September 25, 2004 and the Company's current ratio declined from 1.46 to 1.10. The Company expects a further decline in cash and cash equivalents in fiscal 2005 primarily due to continued operating losses resulting from declines in film revenues.

      Management has taken various actions, including workforce reductions and reduced operating expenditures to more closely align its cost structure with its reduced revenue levels and to improve its operating margins and cash flows. Management believes its investments in technology, products and marketing will offer consumers innovative and easy to use digital products and services. The Company also expects to lower its costs through a combination of production efficiencies and use of third-party providers. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources and the risks of executing on its current business plan.

      On December 22, 2004, the Company announced that it had accepted a non-binding term sheet from an investor group for a $4 million capital investment. Subject to negotiation of definitive agreements and customary closing conditions, Sunra Capital Holdings, Orca Bay Partners and Madrona Venture Group will purchase $2 million in subordinated notes, convertible into common stock at a conversion price of $.1078 per share, and receive warrants to purchase an additional 1.9 million shares of common stock at a price of $.21 per share. These subordinated notes will automatically convert into common stock at the conversion price upon approval by the Company's shareholders of a recapitalization proposal that will be submitted to the Company's shareholders at the upcoming annual meeting. In addition, upon approval of the recapitalization proposal, the investor group will purchase an additional $2 million of common stock at $.1078 per share and receive warrants to purchase an additional 1.9 million shares at $.21 per share.

      Under the recapitalization proposal to be submitted to shareholders for their approval, the holders of the Company's outstanding Series A Preferred Stock will convert their shares into 20,746,888 shares of common stock at a conversion price of $.723 per share. The holders of the Company's outstanding subordinated debentures due April 2006 will convert the $2.5 million principal balance of the debentures into common stock at a conversion price of $.11 per share. The current conversion price of the Series A Preferred Stock is approximately $4.62 per share and the conversion price of the subordinated debentures is approximately $.736 per share.

      There can be no assurance that we will be able to negotiate definitive agreements with the investor group or obtain alternate sources of financing. See
Item 1 of Part I-"Risk Factors."

      Management believes that if the Company is successful in acquiring the additional financing referred to above and the recapitalization proposal is approved, based on its current operational plans, current cash balances and future cash flows, the Company will have sufficient cash to fund its operations through September 2005. However, if the Company is not able to successfully complete the proposed financing and related recapitalization, the Company will need to raise additional financing and may need to further reduce its expenditures to be able to continue operations through September 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

      Net cash used in operating activities was $1,600,000 compared to net cash generated of $3,930,000 in fiscal 2003 and $1,445,000 in fiscal 2002. In fiscal 2004, the net cash used was primarily due to the net loss and reduction of accounts payable and accrued expenses, partially offset by non-cash depreciation In fiscal 2003, we generated cash from operating activities primarily due to tax refunds we received of $1,915,000 and the utilization of certain prepayments for expenditures made in fiscal 2002 of $3,455,000, primarily for prepayment of postage and other shipping costs and maintenance contracts. In fiscal 2002, we generated cash from operations due to a decrease in operating costs combined with the tax benefits discussed above.

      Net cash used in investing activities was $688,000 in fiscal 2004 compared to $256,000 in fiscal 2003 and $583,000 in fiscal 2002. In fiscal 2004, 2003 and
2002, we purchased additional equipment to support our digital strategy. We have plans for capital expenditures as needed, including $210,000 for a new customer relationship management system and $150,000 for additional computer hardware to support the website and related infrastructure in the first quarter of fiscal 2005.*

      Net cash from financing activities was $13,000 for fiscal 2004 compared to net cash used of $93,000 in fiscal 2003 and $2,548,000 in fiscal 2002. Net cash from financing activities in fiscal 2004 was primarily due to stock option exercises. Fiscal 2003 included payments for lease obligations and in fiscal 2002, we paid off our bank loan of $2,350,000.

      The ratio of current assets to current liabilities was 1.1 at the end of fiscal 2004 compared to 1.46 to 1 at the end of fiscal 2003 and 1.80 to 1 at the end of fiscal 2002. The decrease in fiscal 2004 is primarily due to the use of cash to fund operations for fiscal 2004. The decrease in fiscal 2003 compared to fiscal 2002 is primarily due to a decrease in income tax receivable and prepaid expenses, partially offset by increased cash and cash equivalents and a decrease in accounts payable.

      As of September 25, 2004, our principal commitments consisted of obligations outstanding under non-cancelable leases, our settlement with the ITC, and our convertible debentures, detailed as follows (in thousands):

                         Fiscal    Fiscal   Fiscal    Fiscal    Fiscal    Future
                          2005      2006     2007      2008      2009      Years
                         -------------------------------------------------------
      Lease              $  604    $  434   $  415    $  410    $  410    $  410
      ITC                   250       250      250        --        --        --
      Convertible debt       --     2,500       --        --        --        --
                         -------------------------------------------------------
                         $  854    $3,184   $  665    $  410    $  410    $  410
                         =======================================================

Inflation

      The results of our operations have not been significantly affected by inflation during the last three fiscal years.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Not material.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See pages 23 through 40.

   Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Shareholders and Board of Directors
PhotoWorks, Inc.

      We have audited the accompanying consolidated balance sheets of PhotoWorks, Inc. and subsidiaries (the Company) as of September 25, 2004, and September 27, 2003, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended September 25, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhotoWorks, Inc. and subsidiaries at September 25, 2004 and September 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 25, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note B, the Company has incurred recurring operating losses and has a shareholder deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                     /s/ ERNST & YOUNG LLP

Seattle, Washington
October 29, 2004, except for Note B, as to which the date is December 22, 2004

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except per share and share data)

                                     ASSETS
                                                                                      September 25,    September 27,
                                                                                          2004             2003
                                                                                      -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                                                           $  2,481         $  4,756
    Accounts receivable, net of allowance for doubtful accounts
       of $21 and $56 in 2004 and 2003, respectively                                          71               28
    Current portion of vendor receivables                                                    284               --
    Inventories                                                                              467              652
    Prepaid expenses                                                                         122              354
                                                                                        --------         --------
       TOTAL CURRENT ASSETS                                                                3,425            5,790

Property, plant, and equipment,
    at cost, less accumulated depreciation (Note E)                                        1,800            1,821
Intangible asset                                                                              92               --
Long-term vendor receivable                                                                  165               --
Lease deposits                                                                                33               51
                                                                                        --------         --------
TOTAL ASSETS                                                                            $  5,515         $  7,662
                                                                                        ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                    $  1,302         $  1,376
    Accrued compensation                                                                     628            1,260
    Other accrued expenses                                                                   378              438
    ITC penalty, current portion (Note L)                                                    239              239
    Current portion of capital lease obligation                                                6                2
    Deferred revenues                                                                        550              477
    Accrued taxes                                                                             --              150
    Income taxes payable                                                                      --               14
                                                                                        --------         --------
      TOTAL CURRENT LIABILITIES                                                            3,103            3,956

Subordinated convertible debentures, with a liquidation preference
    of  $5,000,000 upon conversion to Series B Convertible Preferred Stock  (Note F)       2,500            2,500
ITC penalty, non-current portion                                                             437              636
Capital lease obligations, net of current portion (Note D)                                    11                6
                                                                                        --------         --------
      TOTAL LIABILITIES                                                                    6,051            7,098

SHAREHOLDERS' EQUITY (DEFICIT) (Notes H and I)
    Preferred Stock, $.01 par value; authorized 2,000,000 shares;
      15,000 shares Series A Convertible Preferred Stock authorized, issued and outstanding in 2004 and 2003, with a liquidation preference of $19,162,500, at September 25, 2004
      36,830 shares Series B Convertible Preferred Stock authorized,
        none issued or outstanding in 2004 and 2003                                           --               --
    Common Stock, $.01 par value, authorized 101,250,000 shares, issued and
      outstanding 18,099,708 and 16,660,285 in 2004 and 2003, respectively                   181              167
    Additional paid-in capital                                                            16,361           15,803
    Accumulated deficit                                                                  (17,078)         (15,406)
                                                                                        --------         --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                  (536)             564
                                                                                        --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  5,515         $  7,662
                                                                                        ========         ========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per share and share data)

                                                   Fiscal Years Ended
                                     -----------------------------------------------
                                     September 25,    September 27,    September 28,
                                         2004             2003            2002
===================================================================================
Net revenues                         $     20,160     $     29,416     $     42,093
Cost of goods and services                 14,587           22,129           31,619
                                     ------------     ------------     ------------

GROSS PROFIT                                5,573            7,287           10,474

Operating expenses:
   Marketing                                2,421            2,662            4,567
   Research and development                 1,509            2,442            1,891
   General and administrative               3,283            5,355            5,893
   ITC penalty (Note L)                        --              875               --
                                     ------------     ------------     ------------
        Total operating expenses            7,213           11,334           12,351
                                     ------------     ------------     ------------

LOSS FROM OPERATIONS                       (1,640)          (4,047)          (1,877)

Other income (expense):
   Interest expense                          (230)            (173)            (286)
   Interest income                             74               42               43
   Other income, net                            9               11               28
                                     ------------     ------------     ------------
     Total other expense                     (147)            (120)            (215)
                                     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                   (1,787)          (4,167)          (2,092)

Income tax benefits (Note G)                  115               92            5,673
                                     ------------     ------------     ------------

NET INCOME (LOSS)                    $     (1,672)    $     (4,075)    $      3,581
                                     ============     ============     ============

Diluted earnings (loss) per share    $       (.10)    $       (.24)    $        .21
                                     ============     ============     ============
Basic earnings (loss) per share      $       (.10)    $       (.24)    $        .22
                                     ============     ============     ============

Weighted average shares diluted        16,887,000       16,657,000       17,043,000
                                     ============     ============     ============
Weighted average shares basic          16,887,000       16,657,000       16,655,000
                                     ============     ============     ============

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)

                                       Preferred Stock          Common Stock
                                       ---------------          ------------
                                      Shares       Par       Shares            Par         Paid-In      Accumulated
                                    Outstanding   Value    Outstanding        Value        Capital        Deficit          Total
===================================================================================================================================
BALANCE AS OF SEPTEMBER 29, 2001      15,000       $--     16,655,971     $       167    $    15,790    $   (14,912)    $     1,045

   Warrants issued                        --        --             --              --             12             --              12
   Employee stock purchase plan           --        --           (686)             --             --             --              --
   Net income                             --        --             --              --             --          3,581           3,581
                                      ------       ---     ----------     -----------    -----------    -----------     -----------

BALANCE AS OF SEPTEMBER 28, 2002      15,000        --     16,655,285             167         15,802        (11,331)          4,638

   Stock options exercised                --        --          5,000              --              1             --               1
   Net loss                               --        --             --              --             --         (4,075)         (4,075)
                                      ------       ---     ----------     -----------    -----------    -----------     -----------

BALANCE AS OF SEPTEMBER 27, 2003      15,000        --     16,660,285             167         15,803        (15,406)            564

   Stock options exercised                --        --        149,423               2             16             --              18
   Stock compensation expense             --        --             --              --            158             --             158
   Warrants exercised, net                --        --         90,000              --             --             --              --
   PhotoAccess purchase                   --        --      1,200,000              12            384             --             396
   Net loss                               --        --             --              --             --         (1,672)         (1,672)
                                      ------       ---     ----------     -----------    -----------    -----------     -----------

BALANCE AS OF SEPTEMBER 25, 2004      15,000       $--     18,099,708     $       181    $    16,361    $   (17,078)    $      (536)
                                      ======       ===     ==========     ===========    ===========    ===========     ===========

See notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Fiscal Years Ended
                                                                     -------------------------------------------------
                                                                     September 25,     September 27,     September 28,
                                                                         2004              2003              2002
======================================================================================================================
OPERATING ACTIVITIES:
Net income (loss)                                                      $(1,672)          $(4,075)          $ 3,581
 Charges to income (loss) not affecting cash:
    Depreciation                                                         1,258             1,802             3,711
    Amortization                                                            31                --                --
    Legal settlements                                                     (340)              875                --
    Stock compensation                                                     158                --                --
    Deferred revenues                                                       55               (52)              430
    Loss (gain) on disposal of property, plant, and equipment               (5)              (13)               55
 Income taxes receivable/payable                                           (14)            1,822            (1,808)
 Net change in other receivables, inventories, payables and other       (1,071)            3,571            (4,524)
                                                                       -------           -------           -------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                                  (1,600)            3,930             1,445

INVESTING ACTIVITIES:
 Purchase of property, plant, and equipment                               (735)             (270)             (668)
 Proceeds from sales of property, plant, and equipment                      47                14                85
                                                                       -------           -------           -------
NET CASH USED IN INVESTING ACTIVITIES                                     (688)             (256)             (583)

FINANCING ACTIVITIES:
 Proceeds from issuance of Common Stock                                     18                 1                --
 Payment on capital lease obligations                                       (5)              (94)             (198)
 Repayment of bank note payable                                             --                --            (2,350)
                                                                       -------           -------           -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                      13               (93)           (2,548)
                                                                       -------           -------           -------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                       (2,275)            3,581            (1,686)

Cash and cash equivalents at beginning of year                           4,756             1,175             2,861
                                                                       -------           -------           -------

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                                                        $ 2,481           $ 4,756           $ 1,175
                                                                       =======           =======           =======

Supplemental cash flow information:
 Cash paid for interest                                                $   176           $   175           $   261
 Cash received from income tax refund                                  $   115           $ 1,915           $ 3,865

Supplemental non-cash financing and investing activity:
 Purchase of certain assets of PhotoAccess Technologies Corp.
     in exchange for Common Stock as more fully discussed in  Note C

 Capital lease obligation incurred                                     $    13           $     8           $    --
  Stock warrants issued for bank financing                             $    --           $    --           $    12

See notes to consolidated financial statements

                                PHOTOWORKS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is an online photography services company. PhotoWorks offers processing and printing services to both digital and traditional camera users, primarily in the United States. PhotoWorks provides customers with the ability to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo related products. In addition, customers can create Custom Photo Books and Signature Photo Cards using PhotoWorks' website.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include PhotoWorks, Inc. and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

SEGMENT REPORTING: The Company currently operates in one business segment.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, credit card receivables, and highly liquid short-term investments with a maturity date of three months or less on date of purchase.

ACCOUNTS/OTHER RECEIVABLES: Accounts and other receivables primarily include rebates and other amounts due from vendors. An allowance for doubtful accounts is established based on the Company's historical loss percentage for bad debts along with consideration given to the aging of the receivables. The Company has a long-term receivable due from a vendor as part of a settlement over disputed services. Under the terms of the settlement, the Company receives $95,000 annually for 4 years. The first payment was received in July 2004. The fair value of the receivable was determined at the time of the settlement (February
2004) and the Company is recognizing imputed interest income on a monthly basis. Management believes the carrying amount of this receivable approximates its fair value and no risk of loss currently exists based on the financial strength of the vendor.

OTHER FINANCIAL INSTRUMENTS: The carrying values of financial instruments such as trade receivables and payables, approximate their fair values, based on the short-term maturities of these instruments. The ITC penalty, vendor settlement and capital lease obligations were entered into recently and there have been no significant changes in interest rates or credit risk of the Company since; therefore the carrying values of those financial instruments also approximate their fair values.

INVENTORIES: Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies. An inventory reserve is established for those inventories which are obsolete or in excess of forecasted usage or their estimated net realizable value.

DEPRECIATION AND AMORTIZATION: Property, plant, and equipment are depreciated using the straight-line method based on the estimated useful asset lives, ranging from two to five years. Expenditures for major remodeling and improvements of leased properties are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset. Management reviews these estimates quarterly and if the estimates need to be shortened, the assets are depreciated over the remaining estimated useful life.

The customer list intangible acquired from PhotoAccess, as discussed further in Note C, is being amortized over its estimated useful life of three years on an accelerated basis in order to better match the expense with the anticipated revenues from the customer list. This asset was recently valued at its current fair value and therefore no impairment is known to management at this time. Estimated amortization is currently $58,000, $27,000, and $7,000 in fiscal 2005, 2006, and 2007, respectively.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES: The benefit or provision for federal income taxes is generally computed based on pretax income. However, the benefit or provision may differ from income taxes currently payable or receivable, because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. As more fully described in Note G, the net operating losses for both book and tax purposes exceed amounts available for operating loss carrybacks. Due to the uncertainty of the recoverability of these deferred assets, a valuation allowance has been recorded.

STOCK-BASED COMPENSATION: The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosures," and applies Accounting Principles Board Opinion (APB) No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. On December 16, 2004, SFAS No. 123R was released, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition and the pro forma information will be included in the body of the financial statements after this statement is adopted by the Company. This statement is effective for the Company in its fourth quarter of fiscal 2005. Management is still evaluating the transition provisions allowed by the Statement.

Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options at grant date, net income (loss) would have been changed as follows:

                                                           September 25,   September 27,   September 28,
                                                               2004            2003            2002
                                                           ---------------------------------------------
                                                               (in thousands, except per share data)
Net income (loss) as reported                               $  (1,672)      $  (4,075)      $   3,581
Add:  Stock-based compensation expense
    included in net income, net of related tax benefits           158              --              --
Deduct:  Stock based compensation as determined
    under FAS 123, net of related tax effects                    (470)           (446)           (544)
                                                            ---------       ---------       ---------
Pro forma net income (loss)                                 $  (1,984)      $  (4,521)      $   3,037
                                                            =========       =========       =========

Basic earnings (loss) per share as reported                 $    (.10)      $    (.24)      $     .22
Diluted earnings (loss) per share as reported               $    (.10)      $    (.24)      $     .21
Pro forma basic earnings (loss) per share                   $    (.12)      $    (.27)      $     .18
Pro forma diluted earnings (loss) per share                 $    (.12)      $    (.27)      $     .18

Pro forma information regarding net income (loss) and diluted earnings (loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                                    Fiscal 2004     Fiscal 2003    Fiscal 2002
                                    ------------------------------------------
      Risk free interest rate          2.81%           2.23%          2.68%
      Expected volatility            151.92%         180.85%        134.95%
      Expected option life             2.92 years      3.33 years     3.00 years
      Dividend yield                   0.00%           0.00%          0.00%

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE A -- OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma effects on net income (loss) for fiscal years 2004, 2003, and 2002 are not indicative of pro forma effects in future years because additional grants in future years are anticipated.

REVENUE RECOGNITION: The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company's products and services will not be returned but customers can request a refund if not satisfied. During fiscal year 2004, refunds were less than 1% of net revenues. An allowance is recorded for expected future returns.

DEFERRED REVENUES: Deferred revenues relate primarily to Prepaid Print Credits and the Pick Your Prints product. The Company recognizes the revenue from these offerings based on the relative fair values of the products contained in the offers when such products are actually shipped.

EARNINGS (LOSS) PER SHARE: - The Company calculates earnings per share based on the weighted average number of shares and dilutive Common Stock equivalents outstanding during the period. Net loss per share is based on the weighted average number of common shares outstanding during the period. See Note I.

SHIPPING AND HANDLING COSTS: These costs are included in the cost of goods and services.

ADVERTISING COSTS: Advertising costs are recorded as expenses when incurred. Costs of printed direct mail promotional materials are recorded as expenses during the period in which they are mailed or otherwise disseminated to customers.

USE OF ESTIMATES: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE B -- LIQUIDITY

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2004, cash flow used in operations was $1,600,000, primarily attributable to a net loss of $1,672,000. As compared to prior periods the net loss is primarily due to lower revenues partially offset by lower operating costs. While cash flows from operations were positive in fiscal 2003 and 2002, this was primarily due to income tax refunds aggregating $5,780,000 related to net operating tax loss carrybacks. Cash and cash equivalents declined from $4,756,000 at the beginning of the fiscal year to $2,481,000 as of September 25, 2004 and the Company's current ratio declined from 1.46 to 1.10. The Company expects a further decline in cash and cash equivalents in fiscal 2005 primarily due to continued operating losses resulting from declines in film revenues.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B - LIQUIDITY (Continued)

The Company has taken various actions, including workforce reductions and reduced operating expenditures to more closely align its cost structure with its reduced revenue levels and to improve its operating margins and cash flows. The Company also expects to lower its costs through a combination of production efficiencies and use of third-party providers. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources and the risks of executing on its current business plan.

On December 22, 2004, the Company announced that it had accepted a non-binding term sheet from an investor group for a $4 million capital investment. Subject to negotiation of definitive agreements and customary closing conditions, Sunra Capital Holdings, Orca Bay Partners and Madrona Venture Group will purchase $2 million in subordinated notes, convertible into common stock at a conversion price of $.1078 per share and warrants to purchase an additional approximately
1.9 million shares of common stock at a price of $.21 per share. These subordinated notes will automatically convert into common stock at the conversion price upon approval by the Company's shareholders of a recapitalization proposal that will be submitted to the Company's shareholders at the upcoming annual meeting. In addition, upon approval of the recapitalization proposal, the investor group will purchase an additional $2 million of common stock at $.1078 per share and warrants to purchase an additional 1.9 million shares at $.21 per share.

Under the recapitalization proposal to be submitted to shareholders for their approval, the holders of the Company's outstanding Series A Preferred Stock will convert their shares into 20,746,888 shares of common stock at a conversion price of $.723 per share. The holders of the Company's outstanding subordinated debentures due April 2006 will convert the $2.5 million principal balance of the debentures into common stock at a conversion price of $.11 per share. There can be no assurance that we will be able to negotiate definitive agreements with the investor group or obtain alternate sources of financing.

Management believes that if the Company is successful in acquiring the additional financing referred to above and the recapitalization proposal is approved, based on its current operational plans, current cash balances and future cash flows, the Company will have sufficient cash to fund its operations through September 2005. However, if the Company is not able to successfully complete the proposed financing and related recapitalization, the Company will need to raise additional financing and may need to further reduce its expenditures to be able to continue operations through September 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE C -- PURCHASE OF PHOTOACCESS TECHNOLOGIES ASSETS

In August 2004, the Company acquired substantially all of the assets of PhotoAccess Technologies Corporation in exchange for 1.2 million shares of the Company's common stock. PhotoAccess was a competitor in the online digital processing business with superior website technology and infrastructure.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C -- PURCHASE OF PHOTOACCESS TECHNOLOGIES ASSETS (Contined)

The assets purchased included the operations of PhotoAccess along with the customer list, the website software and technology, and related hardware and software to run the website. The total cost of the acquisition was $487,000 which includes 1.2 million shares valued at $396,000 based upon the average closing price of the stock during a seven-day period beginning three trading days before and ending three trading days after the public announcement of the acquisition on April 21, 2004, of $.33 per share. 400,000 shares of the 1.2 million shares issued are being held in escrow for a period of eleven months to satisfy any unknown liabilities of PhotoAccess that may arise within eleven months of the closing date.

      The total purchase price of the acquisition is as follows:

      Value of 1,200,000 shares of common stock         $ 396,000
      Related transaction costs                            91,000
                                                        ---------
          Total purchase price                          $ 487,000
                                                        =========

      The purchase price allocation is as follows:

      Website software                                  $ 499,000
      Website hardware                                     46,000
      Customer list                                       123,000
      Liabilities assumed                                (181,000)
                                                        ---------
          Total                                         $ 487,000
                                                        =========

The results of operations of PhotoWorks, Inc. include the operations of PhotoAccess since the beginning of May 2004, when those operations were transferred to PhotoWorks pursuant to the asset purchase agreement. For comparative purposes, the following pro forma information is presented as if the transaction had been completed at the beginning of fiscal 2003.

                                               September 24, 2004                    September 27, 2003
                                               ------------------                    ------------------
                                         As reported          Pro forma        As reported          Pro forma
                                         ------------------------------        ------------------------------
Net revenues                             $ 20,160,000       $ 20,657,000       $ 29,416,000       $ 30,693,000
Net loss                                   (1,672,000)        (1,810,000)        (4,075,000)        (4,292,000)
Loss per share  - basic and diluted      $       (.10)      $       (.10)      $       (.24)      $       (.24)

NOTE D -- LEASES

The Company leases its main operating facilities, totaling approximately 60,000 square feet for $410,000 per year, expiring September 2010.

In April 2004, the Company terminated another lease which was scheduled to expire in September 2005. The annual lease costs were approximately $473,000 per year. Under the terms of the lease termination, the Company was released from its obligations, including obligations for rent, as of May 2005. The estimated lives of the related tenant improvements for those buildings were shortened from the length of the initially agreed upon lease term to coincide with the actual termination date of the lease. This resulted in additional depreciation expense totaling $360,000 during the second and third quarters of fiscal 2004.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D -- LEASES (Continued)

The Company leased the majority of the equipment needed to archive and retrieve customers' digital images under three-year operating leases. These leases commenced on the in-service date of the particular equipment and generally expire during fiscal 2005. The Company now utilizes a new archiving method and management does not anticipate that these leases will be renewed. Total payments under these equipment leases were approximately $394,000 annually.

At September 25, 2004, future minimum payments under capital leases and non-cancelable operating leases are as follows:

                                                          Capital      Operating
                                                          Leases         Leases
================================================================================
                                                             (in thousands)

Fiscal 2005                                               $     7       $   597
Fiscal 2006                                                     7           427
Fiscal 2007                                                     5           410
Fiscal 2008                                                    --           410
Fiscal 2009                                                    --           410
Thereafter                                                     --           410
                                                          -------       -------
                                                               19       $ 2,664
                                                                        =======
Amounts representing interest                                  (2)
                                                          -------
Present value of net minimum lease payments               $    17
                                                          =======

Rental expense relating to facilities operating leases for fiscal years 2004, 2003, and 2002, was $715,000, $1,067,000 and $1,303,000, respectively. Rental expense relating to equipment operating leases for fiscal years 2004, 2003, and 2002 was $441,000, $424,000, and $778,000, respectively. Interest expense relating to the capital leases was $1,000, $2,000, $13,000, for fiscal years 2004, 2003 and 2002, respectively.

NOTE E -- PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, at cost, consist of the following:

                                                    September 25,  September 27,
                                                        2004           2003
================================================================================
                                                          (in thousands)

Property, plant, and equipment                        $ 18,533       $ 22,301
Website software                                           670             --
Equipment under capital lease                               19              8
Leasehold improvements                                   2,449          4,318
                                                      --------       --------
                                                        21,671         26,627
Less accumulated depreciation and amortization         (19,871)       (24,806)
                                                      --------       --------

                                                      $  1,800       $  1,821
                                                      ========       ========

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E -- PROPERTY, PLANT, AND EQUIPMENT (Continued)

Beginning in the fourth quarter of 2004, the Company began researching alternatives to increase its operational efficiencies for its film processing operations. The majority of the Company's equipment is related to film processing and has been fully depreciated. However, a few assets had remaining lives beyond management's current estimate of useful lives. The estimated remaining useful lives of those assets was revised to approximately nine months and, as a result, additional depreciation expense of approximately $90,000 was recorded in the fourth quarter of 2004.

NOTE F -- CONVERTIBLE DEBENTURES

In April 2001, the Company issued $2,500,000 of convertible debentures carrying a 7% interest rate and is convertible, at the discretion of the holders, into Series B Preferred Stock at a conversion price of $75.00 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder, at any time, into 100 shares of common stock (Series B conversion to common stock results in $.75 per common share). The Series B Preferred Stock has a preference on sale or liquidation of the Company of $5,000,000. If not previously converted, the debentures are required to be repaid in April 2006.

NOTE G-- INCOME TAXES

During fiscal 2002, the Company recognized a tax benefit for net operating loss carrybacks. Due to the size of the carryback, the computation was subject to a standard review by the Joint Committee on Taxation. As a result of this review, completed during fiscal 2004, the IRS determined the Company was entitled to additional tax credits of $115,000, which was recorded as a tax benefit in 2004.

Income tax benefits are as follows (in thousands):

                                                   2004        2003        2002
================================================================================
Income tax benefits:
         Current                                  $  115      $   92      $5,673
         Deferred                                     --          --          --
                                                  ------      ------      ------
                                                  $  115      $   92      $5,673
                                                  ======      ======      ======

In March 2002, Congress enacted changes in the tax law that allowed the Company to carryback tax losses that resulted in tax benefits of $5,673,000 in 2002.

A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:

                                                  2004        2003         2002
================================================================================
Statutory tax rate                                34.0%       34.0%        34.0%
Non-deductible ITC penalty                        (1.0)       (7.2)          --
Other, net                                        (0.1)       (0.1)         3.0
Valuation allowance on deferred tax assets       (26.5)      (24.5)       234.2
                                                 -----       -----        -----
                                                   6.4%        2.2%       271.2%
                                                 =====       =====        =====

The Company has net deferred tax assets totaling $12,312,000, comprised primarily of net operating loss carryforwards. Due to operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance of $12,312,000 has been recorded against net deferred tax assets.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G -- INCOME TAXES (Continued)

Principal items comprising cumulative deferred income taxes are as follows:

                                                          2004           2003
================================================================================
                                                            (in thousands)
Deferred tax assets:
   Net operating loss carryforwards                     $ 11,374       $ 10,182
   Depreciation and amortization                             300          1,109
   Accrued expenses                                          144            306
   Tax credit carryforwards                                  278            364
   Deferred revenues                                         187            162
   Other                                                      39             85
                                                        --------       --------
Total deferred tax assets                                 12,322         12,208
                                                        ========       ========

Deferred tax liabilities:
   Prepaid expenses                                           (5)          (108)
   Other liabilities                                          (5)            (6)
                                                        --------       --------
Total deferred tax liabilities                               (10)          (114)
                                                        --------       --------

Valuation allowance                                      (12,312)       (12,094)
                                                        --------       --------

Net deferred tax asset                                  $      0       $      0
                                                        ========       ========

The net operating loss (NOL) carryforwards begin expiring in 2020. Tax credit carryforwards of $29,000 relate to minimum tax credits and have no expiration date. The remaining carryforwards are related to research and development credits and charitable contributions. These credits and the net operating loss carryforwards expire as follows:

                                                      NOL            Tax Credit
                                                 Carryforwards     Carryforwards
--------------------------------------------------------------------------------
                                                         (in thousands)

      Fiscal 2020                                   $29,095           $   117
      Fiscal 2021                                        --                82
      Fiscal 2022                                       851                50
      Fiscal 2023                                     3,508                --
                                                    -------           -------
                                                    $33,454           $   249
                                                    =======           =======

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H-- SHAREHOLDERS' EQUITY

Convertible Preferred Stock

The shares of Series A preferred stock have a conversion price of $4.75 and include warrants to purchase common stock at an exercise price of $6.00 per share. The shares of Series A preferred stock are convertible into a total of 3,157,895 shares of common stock and the warrants are exercisable to purchase a total of 789,474 shares of common stock which are reserved for issuance. The warrants expire in February 2005. The shares are convertible at the holder's option at any time and may be redeemed by the Company for $4.75 per share, subject to anti-dilution provisions, at any time.

The holders of the Series A Preferred Stock have a preference on the sale or liquidation of the Company. The aggregate amount of the liquidation preference at September 24, 2004, is $19,162,500, inclusive of accumulated dividends. The holders of Series A preferred stock also have preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company's Board of Directors. To date, no such dividends have been declared. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted.

Warrants

In addition to the warrants issued to the Series A preferred shareholders, the Company issued warrants in conjunction with bank financing as follows:

Issue date               Warrants issued    Exercise price     Expiration Date
--------------------------------------------------------------------------------
December 20, 2000           72,727              $ 1.00         December 20, 2010
July 23, 2001               50,000              $  .66         July 23, 2011

In February 2004, 150,000 warrants were exercised at a price of $.20. The net amount of the exercise resulted in issuance of 90,000 shares of common stock.

The Company amortized the fair value of the warrants as interest expense over the applicable loan periods.

Common Shares Reserved

At September 25, 2004, shares of common stock reserved for future issuance were as follows:

                 Outstanding stock options                     4,099,965
                 Stock options available for grant               682,452
                 Warrants to purchase common stock               122,727
                 Common stock under Series A conversion        3,157,895
                 Warrants issued to Series A shareholders        789,474
                                                               ---------
                                                               8,852,513
                                                               =========

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under covenants of a bank agreement to support the Company's corporate credit cards, from declaring any dividends on shares of its capital stock without the bank's prior consent. In addition, the Company may not pay any dividends on shares of Common Stock, unless prior to such payment, it has paid in full all cumulative dividends which would have accrued on the Series A Preferred shares, from date of issuance until the date of such payment, whether or not such dividends have been declared by the Board of Directors.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of earnings (loss) per common share:

                                                               2004               2003               2002
============================================================================================================
    Numerator for earnings (loss) per common share:
     Net income (loss)                                    $ (1,672,000)      $ (4,075,000)      $  3,581,000
                                                          ============       ============       ============

    Denominator for basic earnings (loss) per share:
         Weighted-average number
         of common shares outstanding                       16,945,000         16,657,000         16,655,000
       Weighted average number of common shares
        held in escrow                                         (58,000)                --                 --

    Effect of dilutive securities:
       Stock options                                                --                 --            388,000
     Warrants                                                       --                 --                 --
                                                          ------------       ------------       ------------

   Denominator for diluted earnings (loss)
        per common share                                    16,887,000         16,657,000         17,043,000
                                                          ============       ============       ============

Basic earnings (loss) per share                           $       (.10)      $       (.24)      $        .22
                                                          ============       ============       ============
Diluted earnings (loss) per share                         $       (.10)      $       (.24)      $        .21
                                                          ============       ============       ============

At September 25, 2004 and September 27, 2003, there were 8,170,061 and 7,213,718, stock options, warrants and common stock issuable upon conversion of Series A preferred shares, respectively, that were excluded from the computation of diluted loss per share as their effect was antidilutive. If the Company had reported net income in 2004 and 2003 the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

Excluded from the computation of diluted earnings per common share for the year ended September 28, 2002 are options to acquire 1,443,176 shares of common stock with a weighted average exercise price of $3.73, common shares of 3,157,895 issueable upon the conversion of convertible preferred stock with a conversion price of $4.75, and 1,062,201 common stock warrants with a weighted average exercise price of $4.59.

NOTE J -- STOCK-BASED COMPENSATION

Pursuant to Stock Option Plans adopted in 1982 and 1987, options may be granted to purchase up to 6,904,688 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted.

On October 20, 1999, the Board of Directors adopted the PhotoWorks, Inc. 1999 Employee Stock Option Plan. Employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Officers and directors are not eligible to participate. Pursuant to this plan, options may be granted to purchase up to 800,000 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J -- STOCK-BASED COMPENSATION (Continued)

In February 2000, shareholders approved the 1999 Stock Incentive Compensation Plan. Officers, directors, employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Pursuant to this plan, options may be granted to purchase up to 2,300,000 shares of Common Stock at prices equal to the fair market value of the shares at the time the options are granted. Under this plan, the board of directors authorized 250,000 shares which were granted to the Company's President and Chief Executive Officer at an exercise price $.01. Stock compensation expense of $158,000 was recorded for the year ending September 25, 2004 related to this grant.

Shares of Common Stock reserved for issuance under stock option plans totaled 4,032,417 at September 25, 2004, of which 682,452 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

In October 2003, 750,000 options were granted outside the above plans as a one-time grant to recruit the Company's President and Chief Executive Officer.

The following schedule summarizes stock option activity for fiscal years 2002, 2003, and 2004.

                                                     Number              Price Per      Weighted Average
                                                    of Shares              Share         Exercise Price
========================================================================================================
    Balance at September 29, 2001                   1,712,162         $ .16 - $13.06         $4.37
        Granted during 2002                         1,468,500         $ .12 - $  .26         $ .12
        Expired/canceled during 2002                 (445,349)        $ .12 - $13.06         $4.75
                                                    ---------

    Balance at September 28, 2002                   2,735,313         $ .12 - $12.00         $2.03
        Granted during 2003                           518,900         $ .09 - $  .30         $ .14
        Expired/canceled during 2003                 (255,591)        $ .09 - $10.00         $3.03
        Exercised during 2003                          (5,000)        $ .12 - $  .12         $ .12
                                                    ---------

    Balance at September 27, 2003                   2,993,622         $ .09 - $12.00         $1.62
        Granted during 2004:
          at fair value                             1,600,200         $ .33 - $  .91         $ .50
          at less than fair value                     250,000         $ .01 - $  .01         $ .01
        Expired/canceled during 2004                 (594,434)        $ .09 - $ 6.00         $1.75
        Exercised during 2004                        (149,423)        $ .12 - $ .185         $ .12
                                                    ---------

    Balance at September 25, 2004                   4,099,965         $ .01 - $12.00         $1.12
                                                    =========

Options considered fully vested as of September 25, 2004, September 27, 2003, and September 28, 2002, were 1,940,692, 1,734,675, and 970,749, respectively, at weighted average exercise prices of $1.93, $2.51, and $4.55, respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 25, 2004.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J -- STOCK-BASED COMPENSATION (Continued)

                                       Options Outstanding                       Options Exercisable
                                       -------------------                       -------------------
                                           Remaining         Wtd. Avg.                          Wtd. Avg.
Range of                    Options       Contractual        Exercise         Options           Exercise
Exercise Prices           Outstanding     Life (Years)         Price         Exercisable          Price
---------------           -----------     ------------         -----         -----------          -----
$  0.00 - $ 0.20          1,590,167           2.5             $   .11           996,536          $   .13
$  0.21 - $  .50            855,400           6.2             $   .45            71,233          $   .40
$  0.51 - $ 1.00          1,017,698           4.8             $   .59           236,223          $   .71
$  1.01 - $ 2.00                 --           0.0             $   .00                 0          $   .00
$  2.01 - $ 3.00             54,000           0.8             $  2.75            54,000          $  2.75
$  3.01 - $ 4.00            221,900           0.3             $  3.18           221,900          $  3.18
$  4.01 - $ 6.00            202,400           0.5             $  4.76           202,400          $  4.76
$  6.01 - $ 8.00             58,400           0.4             $  6.90            58,400          $  6.90
$  8.01 - $10.00                 --           0.0             $   .00                 0          $   .00
$ 10.01 - $12.00            100,000           0.8             $ 12.00           100,000          $ 12.00
                          ---------                                           ---------
                          4,099,965           3.5             $  1.12         1,940,692          $  1.93

The per share weighted average fair value of stock options granted during fiscal years 2004, 2003, and 2002 was $.45, $.12, and $.10 respectively.

NOTE K -- 401(K) RETIREMENT PLAN

The Company maintains a 401(k) Plan for substantially all employees. For fiscal years 2003 and 2002, the Company's contributions were based on matching a percentage of up to 4% of voluntary employee contributions, plus a discretionary profit sharing contribution determined by the Board of Directors. Beginning in fiscal year 2004, the Company allocated matching or profit sharing contributions on a discretionary basis determined at the end of the fiscal year. No matching or profit sharing contributions were made for fiscal 2004. No profit sharing contributions were made for fiscal 2003 or 2002. The Company's contributions totaled $0, $259,000, and $287,000 for fiscal years 2004, 2003 and 2002, respectively.

NOTE L -- ITC SETTLEMENT

In September 2003, the Company negotiated a settlement agreement with the International Trade Commission, whereby the Company pays $250,000 in July for each of the four years beginning in 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in the fiscal 2003 financial statements for this matter.

NOTE M -- CONTINGENCIES

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N -- SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The Company's fiscal year consists of four 13-week quarters. The following table sets forth summary financial data for the Company by quarter for fiscal years 2004 and 2003 (in thousands, except per share data).

                                                                    Quarters
                                               -------------------------------------------------
                                                First        Second         Third        Fourth
------------------------------------------------------------------------------------------------
Fiscal 2004
Net revenues                                   $ 5,755       $ 4,553       $ 4,690       $ 5,162
Gross profit                                     1,702           845         1,249         1,777
Pretax income (loss)                              (467)         (563)         (972)          215
Tax benefit                                         --           100            15            --
Net income (loss)                                 (467)         (463)         (957)          215
Basic earnings (loss) per share                   (.03)         (.03)         (.06)          .01
Diluted earnings (loss) per share                 (.03)         (.03)         (.06)          .01

                                                First        Second          Third        Fourth
------------------------------------------------------------------------------------------------
Fiscal 2003
Net revenues                                    $ 8,353       $ 6,500       $ 6,987       $ 7,576
Gross profit                                      1,875         1,023         2,048         2,341
ITC penalty                                          --            --        (1,600)          725
Pretax income (loss)                             (1,050)       (1,555)       (2,180)          618
Tax benefit (provision)                              --           107           (25)           10
Net income (loss)                                (1,050)       (1,448)       (2,205)          628
Basic earnings (loss) per share                    (.06)         (.09)         (.13)          .04
Diluted earnings (loss) per share                  (.06)         (.09)         (.13)          .04

The sum of quarterly loss per share may not necessarily equal the loss per share reported for the entire year since the weighted average shares outstanding used in the loss per share computation changes throughout the year.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

      See Item 7 of Part II--"Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART III

ITEMS 10, 11, 12, 13 AND 14

      The information called for by Part III (Items 10, 11,12,13 and 14) is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held in 2005, and is incorporated herein by reference. Such Proxy Statement is expected to be filed within 120 days of the Company's last fiscal year-end, September 25, 2004. Information with respect to the Company's executive officers appears under "Executive Officers of the Company" in Item 1 of Part I above.

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

                                     PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a. Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

(1)   Consolidated Financial Statements                                    Page
      ---------------------------------                                    ----

      Report of Ernst & Young LLP, Independent Registered Public
      Accounting Firm                                                       23

      Consolidated Balance Sheets as of September 25, 2004 and
      September 27, 2003                                                    24

      Consolidated Statements of Operations for the years ended
      September 25, 2004, September 27, 2003, and September 28, 2002        25

      Consolidated Statements of Shareholders' Equity (Deficit) for
      the years ended September 25, 2004, September 27, 2003, and
      September 28, 2002                                                    26

      Consolidated Statements of Cash Flows for the years ended
      September 25, 2004, September 27, 2003, and September 28, 2002        27

      Notes to Consolidated Financial Statements                           28-40

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

b. Reports on Form 8-K

      Form 8-K dated July 21, 2004 - Item 12 - Results of Operations and Financial Condition for third quarter ended June 26, 2004

      Form 8-K dated August 4, 2004 - Item 5 - Change in Registrant's Certifying Accountant

c. Exhibits

Exhibit
Number            Exhibit Description

3.1**             Bylaws of the Company, as amended and restated on September
                  23, 2004.

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

10.24 Employment and Separation Agreement and Release with Mickey Lass dated September 23, 2003. (Incorporated by reference to
                  Exhibit 10.24 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

10.25 Employment and Separation Agreement and Release with Loran Cashmore Bond dated September 23, 2003. (Incorporated by reference to Exhibit 10.25 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

10.26 Employment Agreement with Philippe Sanchez dated October 3, 2003. (Incorporated by reference to Exhibit 10.26 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

10.27** Asset Purchase Agreement with PhotoAccess Technologies Corporation dated May 13, 2004.

10.28** Non-Qualified Stock Option Agreement with Philippe Sanchez dated October 17, 2003

21**              PhotoWorks, Inc. Subsidiaries

23**              Consent of Ernst & Young LLP, Independent Registered Public
                  Accounting Firm

31.1** Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

31.2** Certification of Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

32** Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 Sarbanes-Oxley Act of 2002

99 Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 99 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

*     Exhibit for which confidential treatment has been granted.
**    Filed herewith.

                                PHOTOWORKS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                 Additions
                                                                 ---------
                                         Balance at  Charged (Credited)  Charged to                       Balance
                                         Beginning      to Costs and        Other                         at End
Description                               of Year         Expenses        Accounts       Deductions      of Period
==================================================================================================================
FOR THE YEAR ENDED
SEPTEMBER 28, 2002

Allowance for doubtful accounts              $45            $(12)           $0               $5             $28

FOR THE YEAR ENDED
SEPTEMBER 27, 2003

Allowance for doubtful accounts              $28            $ 32            $0               $4             $56

FOR THE YEAR ENDED
SEPTEMBER 25, 2004

Allowance for doubtful accounts              $56            $(35)           $0               $0             $21

----------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     PHOTOWORKS, INC.
                                                       (REGISTRANT)


DATED: December 23, 2004                         By: /s/ Philippe Sanchez
                                                     --------------------
                                                     Philippe Sanchez
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                            DATE


By: /s/ Philippe Sanchez      President and                    December 23, 2004
    -----------------------   Chief Executive Officer
    Philippe Sanchez          Director
                              (Principal Executive Officer)



By: /s/ Ross K. Chapin        Director                         December 23, 2004
    -----------------------
    Ross K. Chapin


By: /s/ Paul B. Goodrich      Director                         December 23, 2004
    -----------------------
    Paul B. Goodrich


By: /s/ Matthew A. Kursh      Director                         December 23, 2004
    -----------------------
    Matthew A. Kursh


By: /s/ Mark L. Kalow         Director                         December 23, 2004
    -----------------------
    Mark L. Kalow


By: /s/ Loran Cashmore Bond   Chief Accounting Officer         December 23, 2004
    -----------------------
    Loran Cashmore Bond

                                  EXHIBIT INDEX

                           Annual Report on Form 10-K
                      For The Year Ended September 25, 2004

Exhibit
Number            Exhibit Description

3.1**             Bylaws of the Company, as amended and restated on September
                  23, 2004.

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

10.24 Employment and Separation Agreement and Release with Mickey Lass dated September 23, 2003. (Incorporated by reference to
                  Exhibit 10.24 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

10.25 Employment and Separation Agreement and Release with Loran Cashmore Bond dated September 23, 2003. (Incorporated by reference to Exhibit 10.25 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

10.26 Employment Agreement with Philippe Sanchez dated October 3, 2003. (Incorporated by reference to Exhibit 10.26 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

10.27** Asset Purchase Agreement with PhotoAccess Technologies Corporation dated May 13, 2004.

10.28** Non-Qualified Stock Option Agreement with Philippe Sanchez dated October 17, 2003

21**              PhotoWorks, Inc. Subsidiaries

23**              Consent of Ernst & Young LLP, Independent Registered Public
                  Accounting Firm

31.1** Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

31.2** Certification of Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002

32** Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 Sarbanes-Oxley Act of 2002

99 Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 99 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

*     Exhibit for which confidential treatment has been granted.
**    Filed herewith.