Form 10-Q
period 2004-12-25
PHOTOWORKS INC /WA
filed 2005-02-18
CIK 791050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended: December 25, 2004 Commission file No. 0-15338



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


                                   Yes  __         No  X

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                                   Yes  __         No  X


  As of January 28, 2005, there were issued and outstanding 18,236,875 shares of common stock, par value $.01 per share.



                          Index to Exhibits at Page 16

                                PHOTOWORKS, INC.


                                      INDEX

                                                                       Page No.

PART I -- FINANCIAL INFORMATION

  Item 1 - Financial Statements                                            3-10

       Consolidated Balance Sheets as of December 25, 2004
         and September 25, 2004                                             3

       Consolidated Statements of Operations for the first quarter
         ended December 25, 2004 and December 27, 2003                      4

       Consolidated Statements of Cash Flows for the first quarter
         ended December 25, 2004 and December 27, 2003                      5

       Notes to Consolidated Financial Statements                          6-10

  Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    10-14


PART II -- OTHER INFORMATION

  Item 1 - Legal Proceedings                                                15

  Item 6 - Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                  16

INDEX TO EXHIBITS                                                           17

CERTIFICATIONS                                                            18-20

                         PART I -- FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

Note: The Company's prior independent public accountant, Ernst & Young LP, resigned as the Company's auditor upon completion of the audit of the fiscal year 2004 financial statements. To date, the Company has not been able to engage a new independent public accountant. Accordingly, the interim financial statements included herein have not been reviewed by an independent public accountant as required by Regulation S-X, Rule 10-01(d).

                                PHOTOWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                 (UNAUDITED)        (NOTE)
                                                                                December 25,   September 25,
ASSETS                                                                              2004             2004

CURRENT ASSETS
    Cash and cash equivalents                                                    $ 2,197           $  2,481
    Accounts receivable, net of allowance for doubtful accounts                       13                 71
    Current portion of vendor receivables                                            222                284
    Inventories                                                                      264                467
    Prepaid expenses                                                                 189                122
 TOTAL CURRENT ASSETS                                                              2,885              3,425

Property, plant, and equipment at cost, less accumulated depreciation              1,872              1,800
Other long-term assets                                                               274                290

TOTAL ASSETS                                                                     $ 5,031           $  5,515

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             $ 1,867           $  1,302
    Accrued compensation                                                             575                628
    Other accrued expenses                                                           359                378
    ITC penalty, current portion                                                     243                239
    Current portion of capital lease obligations                                       6                  6
    Deferred revenues                                                                520                550
TOTAL CURRENT LIABILITIES                                                          3,570              3,103

Subordinated convertible debentures                                                2,500              2,500
ITC penalty, non-current portion                                                     444                437
Capital lease obligations, net of current portion                                      9                 11

TOTAL LIABILITIES                                                                  6,523              6,051

SHAREHOLDERS' DEFICIT
    Preferred Stock, $.01 par value, authorized 2,000,000 shares,
      issued  and outstanding 15,000 shares                                            -                  -
    Common Stock, $.01 par value, authorized 101,250,000
      shares, issued and outstanding 18,228,875                                      182                181
    Additional paid-in capital                                                    16,395             16,361
    Accumulated deficit                                                          (18,069)           (17,078)

TOTAL SHAREHOLDERS' DEFICIT                                                       (1,492)              (536)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                      $ 5,031           $  5,515


Note: The September 25, 2004 consolidated balance sheet has been derived from audited consolidated financial statements. See accompanying notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (in thousands, except per share and share data)


                                                                                      First Quarter Ended
                                                                                  December 25,    December 27,
                                                                                    2004              2003

Net revenues                                                                      $4,219           $ 5,755
Cost of goods and services                                                         2,977             4,053

GROSS PROFIT                                                                       1,242             1,702

Operating expenses:
   Marketing                                                                         734               632
   Information technology services                                                   892               810
   General and administrative                                                        566               693
      Total operating expenses                                                     2,192             2,135

LOSS FROM OPERATIONS                                                                (950)             (433)

Other income (expense):
   Interest expense                                                                  (55)              (58)
   Other income, net                                                                  14                24
       Total other expense                                                           (41)              (34)

NET LOSS                                                                          $ (991)          $  (467)

Net loss per share                                                                $ (.06)          $  (.03)

Weighted average number of shares outstanding                                  17,749,000        16,667,000


See accompanying notes to consolidated financial statements.

                                PHOTOWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                      First Quarter Ended
                                                                                  December 25,     December 27,
                                                                                      2004             2003

OPERATING ACTIVITIES:
   Net loss                                                                        $ (991)         $  (467)
   Charges to income not affecting cash:
      Depreciation and amortization                                                   321              236
      Deferred revenues                                                               (30)             (90)
      Stock-based compensation                                                         14               29
      Loss on disposal of furniture, fixtures and equipment                             -               (8)
    Net change in receivables, inventories, prepaid expenses, payables and other      542             (519)

NET CASH USED IN OPERATING ACTIVITIES                                                (144)            (819)

INVESTING ACTIVITIES:
   Purchases of property, plant, and equipment                                       (163)            (196)
   Proceeds from sales of furniture, fixtures and equipment                             -                8

NET CASH USED IN INVESTING ACTIVITIES                                                (163)            (188)

FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock                                              21                2
   Payments on capital lease obligations                                                2                -
   CASH FROM FINANCING ACTIVITIES                                                      23                2

 DECREASE IN CASH AND CASH EQUIVALENTS                                               (284)          (1,005)

Cash and cash equivalents at beginning of period                                    2,481            4,756

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                                $2,197           $3,751


    Supplemental non-cash investing activity:
    Purchase of equipment with payment terms of 8 equal quarterly installments      $  211        $      -



See accompanying notes to consolidated financial statements.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

         PHOTOWORKS,   INC:   ("PhotoWorks"  or  the  "Company")  is  an  online
photography services company with a 25-year national heritage of helping photographers - both film and digital - share and preserve their memories with innovative and inspiring products and services. In addition to offering high quality prints, email sharing and Signature Greeting Cards, PhotoWorks specializes in the creation of sophisticated Custom Photo Books that are easily created online at PhotoWorks.com, allowing consumers to showcase their pictures in a professionally printed and bound book. PhotoWorks offers its services primarily in the United States.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the three-months ended December 25, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2005. For further information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" under
Item 2 below and under Item 7 of Part II of the Company's Annual Report on Form 10-K for the year ended September 25, 2004 and the Company's consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

Certain prior year amounts have been reclassified to conform to the current period's presentation

NOTE B - LIQUIDITY AND RECAPITALIZATION

         The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2004, cash flow used in operations was $1,600,000, primarily attributable to a net loss of $1,672,000. For the first quarter of fiscal 2005, cash flow used in operations was $144,000. As compared to prior periods, the net loss is primarily due to lower film processing revenues. Cash and cash equivalents have declined from $4,756,000 at the beginning of fiscal 2004 to $2,197,000 as of December 25, 2004. The Company expects a further decline in cash and cash equivalents in fiscal 2005 primarily due to continued operating losses resulting from declines in film revenues.

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

         On December 22, 2004, the Company announced that it had accepted a non-binding term sheet from an investor group for a $4 million capital investment. Subject to negotiation of definitive agreements and customary closing conditions, Sunra Capital Holdings, Orca Bay Partners, and Madrona Venture Group will purchase $2 million in subordinated notes, convertible into common stock at a conversion price of $.1078 per share and warrants to purchase an additional approximately 1.9 million shares of common stock at a price of $.21 per share. These subordinated notes will automatically convert into common stock at the conversion price upon approval by the Company's shareholders of a recapitalization proposal that will be submitted to the Company's shareholders at the annual meeting to be held in March 2005. In addition, upon approval of the recapitalization proposal, the investor group will purchase an additional $2 million of common stock at $.1078 per share and warrants to purchase an additional 1.9 million shares at $.21 per share.

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B - LIQUIDITY AND RECAPITALIZATION (Continued)

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

         Management believes that if the Company is successful in acquiring the additional financing referred to above and the recapitalization proposal is approved, based on its current operational plans, current cash balances and future cash flows, the Company will have sufficient cash to fund its operations through at least the next twelve months. However, if the Company is not able to successfully complete the proposed financing and related recapitalization, the Company will need to raise additional financing and may need to further reduce its expenditures to be able to continue operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE C - INVENTORIES

         Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies. An inventory reserve is established based on the valuation of the Company's inventory, and those inventories which are obsolete or in excess of forecasted usage or their estimated net realizable value.

NOTE D - VENDOR RECEIVABLE

         During the second quarter of fiscal 2004, the Company reached a settlement agreement regarding disputed fees for services provided to the Company, resulting in a $738,000 reduction in administrative expenses. Under the terms of the settlement, the Company receives $95,000 annually for four years. The first payment was received in July 2004. The fair value of the receivable was determined at the time of the settlement (February 2004) and the Company is recognizing imputed interest income on a monthly basis.

NOTE E - INCOME TAXES

         The Company has net deferred tax assets totaling $12,605,000, comprised primarily of net operating loss carryforwards. Due to the recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance of $12,605,000 has been recorded against net deferred tax assets.

NOTE F - DEFERRED REVENUES

         Deferred revenues related primarily to the Prepaid Print Credits and Pick Your Prints product. The Company recognizes the revenue from these offerings based on the relative fair values of the products contained in the offers when such products are actually shipped.

NOTE G -- PURCHASE OF PHOTOACCESS TECHNOLOGIES ASSETS

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


NOTE G -- PURCHASE OF PHOTOACCESS TECHNOLOGIES ASSETS (Continued)

         The assets purchased included the operations of PhotoAccess along with the customer list, the website software and technology, and related hardware and software to run the website. The total cost of the acquisition was $487,000 which includes the 1.2 million shares of PhotoWorks Common Stock. 400,000 shares of the 1.2 million shares issued are being held in escrow for a period of eleven months to satisfy any unknown liabilities of PhotoAccess that may arise within eleven months of the closing date.

NOTE H - STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition Disclosures," and applies Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company's stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. In December 2004, SFAS No. 123R was released, which requires all share-based payments to employees, including grants of employee stock option, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition and the information heretofore included only in the footnotes to the Company's financial statements will be included in the body of the financial statements after this SFAS is adopted by the Company in its fourth quarter of fiscal 2005. Management is still exploring the transition provisions allowed by the Statement.

         Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

                               December 25, 2004       December 27, 2003
  Risk free interest rate            3.21%                  2.44%
  Expected volatility              152.32%                185.74%
  Expected option life               3.16 years             3.18 years
  Dividend yield                     0.00%                  0.00%


         Under Statement No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net loss would have been increased as follows:


                                                                            First Quarter Ended
                                                                December 25, 2004       December 27, 2003

Net loss as reported                                             $   (991,000)               $(467,000)
Add:  Stock-based compensation expense
    included in net income, net of related tax effects                 14,000                   29,000
Deduct:  Stock-based compensation as determined
    under FAS 123, net of related tax effects                         (74,000)                (331,000)
Pro forma net loss                                               $ (1,051,000)               $(769,000)

Loss per share as reported                                              $(.06)                   $(.03)
Pro-forma loss per share                                                $(.06)                   $(.05)


                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE I - LOSS PER SHARE

         Loss per share is computed based on the weighted average number of common shares outstanding during the period. Convertible preferred shares, outstanding warrants, and stock options to purchase shares of common stock were excluded from the computations of loss per share because their effect was antidilutive. The following table sets forth the computation of basic and diluted loss per share:


                                                                                      First Quarter Ended
                                                                            December 25, 2004   December 27, 2003
Numerator for loss per common share:
   Net loss                                                                     $ (991,000)       $  (467,000)

   Denominator for basic loss per share:
      Weighted-average number of common shares outstanding                      18,149,000         16,667,000
       Weighted average number of common shares held in escrow                    (400,000)

   Effect of dilutive securities:
      Stock options, warrants, convertible preferred shares                              -                  -
   Denominator for diluted earnings per share                                   17,749,000         16,667,000

Net loss per share                                                              $     (.06)       $      (.03)



         At December 25, 2004, and December 27, 2003, there were 8,126,360 and 8,101,946 stock options, warrants, and common stock upon conversion of Series A preferred shares, respectively, that were excluded from the computation of diluted loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

NOTE  J--  SHAREHOLDERS' EQUITY

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

         The holders of the Series A Preferred Stock have a preference on the sale or liquidation of the Company. The aggregate amount of the liquidation preference at December 25, 2004, is $19,387,500, inclusive of accumulated dividends. The holders of Series A preferred stock also have preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company's Board of Directors. To date, no such dividends have been declared. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted.

NOTE  K -- CONVERTIBLE DEBENTURES

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

                                PHOTOWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

NOTE N - SUBSEQUENT EVENT

         In January 2005, the Company signed an agreement with a wholesale photofinisher whereby that photofinisher will process all mail order film processing and reprint orders. The transition to outsource these operations is anticipated to be completed towards the end of the Company's second quarter or early in the third quarter of fiscal 2005. Pursuant to this agreement, the Company will initiate a reduction in force, representing approximately 50% of its current workforce, primarily production personnel. The Company expects to record a charge of approximately $200,000 related to workforce reductions in its second quarter ending March 26, 2005.

         The equipment used in the film processing operations will be fully depreciated by the end of the second quarter of fiscal 2005. Therefore, no additional writedowns to equipment will be recorded. Management believes it will be able to use all of the inventory currently on hand prior to the transition.


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

General

         ("PhotoWorks" or the "Company") is an online photography services company with a 25-year national heritage of helping photographers - both film and digital - share and preserve their memories with innovative and inspiring products and services. In addition to offering high quality prints, email sharing and Signature Greeting Cards, PhotoWorks specializes in the creation of sophisticated Custom Photo Books that are easily created online at PhotoWorks.com, allowing consumers to showcase their pictures in a professionally printed and bound book.

Critical Accounting Policies

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue, and expenses. Management's estimates and judgments are based upon management's historical experience, knowledge of economic and market factors, and various other factors that are believed to be relevant given the circumstances. Significant policies, methodologies, estimates, and the factors used therein, are reviewed on at least a quarterly basis with the Company's Audit Committee. Actual results may differ from these estimates.

         The following is a discussion of the estimates included in the Company's financial statements that encompass matters of uncertainty, whereby different estimates could have reasonably been made or changes in such estimates could have a material impact on the financial statements of the Company.

         Reserve for Obsolete Inventory

         We regularly assess the valuation of our inventory and write down those inventories that are obsolete, or in excess of forecasted usage, to their estimated realizable value. A reserve for obsolescence is recorded against inventory for any film or paper inventories that are nearing their expiration dates. Additional reserves are recorded for slow-moving or discontinued stock to the extent it is estimated the materials may go unused based on historical inventory turnover, planned changes in marketing promotions or other anticipated changes in product mix over the next year, seasonality, or other factors. Estimates of future usage are based on estimates of future production and product mix. Management believes it will be able to use all of the inventory currently on hand prior to the transition of film processing to a third party, which is anticipated to be completed in the second quarter. If actual production or product mix differs from our estimates, we may need to record additional reserves for obsolete inventory.

         Long- Lived Assets

         Property, plant, and equipment are depreciated over their estimated useful lives as determined as of their placed-in-service date. Management reviews these initial estimates quarterly and if the estimates need to e shortened, the assets are depreciated over the remaining useful life. Beginning in the fourth quarter of 2004, the Company began researching alternatives to increase its operational efficiencies for its film processing operations. The majority of the Company's equipment is related to film processing and has been fully depreciated. However, a few assets had remaining lives beyond management's current estimate. The estimated remaining useful lives of those assets was revised to approximately nine months and, as a result, additional depreciation expense of approximately $90,000 was recorded during the first quarter of 2005.

         Deferred Revenues

         Deferred revenues relate primarily to Prepaid Print Credits and the Pick Your Prints product, which were introduced around the beginning of fiscal 2004. With prepaid print credits, customers essentially receive discounted prices on digital products by purchasing bulk quantities of print credits. No revenue is recognized at the time the print credits are purchased. The revenue is deferred until the credits are used to purchase actual products and the products have been shipped to the customer. The Pick Your Prints product offers film developing with high-resolution scanning. For one price, the customer receives their developed negatives and subsequently orders, online, only the prints they want. The Company defers revenue from the initial film processing and scanning based on the relative fair value of the digital prints to all of the product components. This deferred revenue is recognized when customers order and are shipped their digital prints. In October 2004, these products were enhanced so that the print credits were extendable to all digital products. Given this enhancement and the relative newness of these product offerings, management does not believe it can currently estimate, with reasonable accuracy, any breakage on the above products. As more information becomes available over the life cycle of these products, management may be able to reasonably estimate a breakage factor, which may have a material impact on revenues and gross margins.

         Deferred Tax Assets

         We have net deferred tax assets totaling $12,605,000, comprised primarily of net operating loss carryforwards. Due to our recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, we have recorded a valuation allowance of $12,605,000 against our net deferred tax assets.



Results of Operations

         The   following   table   presents   information   from  the  Company's
consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.
                                                     First Quarter Ended
                                              December 25,      December 27,
                                                   2004              2003

Net revenues                                      100.0%            100.0%
Cost of goods and services                         70.6              70.4
   Gross profit                                    29.4              29.6

Operating expenses:
    Marketing                                      17.4              11.0
    Information technology services                21.1              14.1
   General and administrative                      13.4              12.0
      Total operating expenses                     51.9              37.1

Loss from operations                              (22.5)             (7.5)

Total other expense                                (1.0)              (.6)

Net loss                                          (23.5)%            (8.1)%

         The Company incurred a net loss of $991,000 in the first quarter of fiscal 2005, compared to a net loss of $467,000 for the first quarter of 2004, primarily due to continued decline in film processing revenues.

         Net revenues for the first quarter of fiscal 2005 declined 26.7% to $4,219,000, compared to $5,755,000 in the first quarter of fiscal 2004. The decrease in net revenues is due to a 39.7% decline in revenue from traditional film processing volumes, partially offset by 40.1% growth in revenues from digital-based products and services. In the first quarter of fiscal 2005, net revenues from digital-based products and services increased to approximately 31% of net revenues, or $1,323,000, compared to 16% of net revenues, or $944,000, in the first quarter of the prior year. Net revenues in fiscal 2005 are expected to continue to be lower than fiscal 2004 primarily due to lower film processing volumes.

         Gross profit in the first quarter of fiscal 2005 was 29.4%, relatively consistent with the 29.6% reported in the first quarter of fiscal 2004. The Company has not had any significant changes in its direct costs since the prior year and has managed its fixed production overhead costs in order to reduce them proportionally with the decline in order volumes.

         In January 2005, the Company announced that it had signed an agreement to outsource its traditional film processing to a third-party film processing provider. It is expected that this agreement will allow the Company to further reduce overhead expenses by approximately $1,600,000 on an annualized basis. The Company provided 60-day notices to approximately 66 employees and anticipates recording a charge of approximately $200,000 in the second quarter of fiscal 2005 related to this reduction in force.

         Total operating expenses in the first quarter of fiscal 2005 were $2,192,000 or 51.9% of net revenues, compared to $2,135,000 or 37.1% of net revenues in the first quarter of fiscal 2004. Changes to the timing and magnitude of marketing programs and changes or enhancements to the website and product offerings, may impact future periods.

         Marketing expenses in the first quarter of fiscal 2005 increased to $734,000, or 17% of net revenues, compared to $632,000 or 11% of net revenues in the first quarter of fiscal 2004. The increase is due to increased spending for online media. Marketing expenses will fluctuate due to the timing of marketing promotions and product introductions.

         Information technology services expenses increased to $892,000 for the first quarter of fiscal 2005 compared to $810,000 in the first quarter of fiscal 2004. IT services consists of costs incurred to develop and maintain the website and related photo archiving infrastructure, as well as maintaining and operating the computerized film processing equipment and systems. The increase is due to depreciation of the new website and archive infrastructure that was developed over the latter half of fiscal 2004 and launched in October 2005. The old archive system is being phased out over the first half of fiscal 2005, as customer accounts and images are transferred. This process is anticipated to be completed during the second quarter of fiscal 2005.

         We did experience downtime and system interruptions during the launch of our new website in October 2004. As part of the system conversion, customers are unable to access all of their images stored online. This disruption has caused a number of customer complaints and has interfered in our ability to provide certain services to our customers. We believe the majority of the issues surrounding the website and systems conversion have been identified and are being corrected.

         General and administrative expenses decreased to $566,000 for the first quarter of fiscal 2005 compared to $693,000 for the first quarter of fiscal 2004. The decrease was primarily due to lower staffing costs. General and administrative expenses consist of costs related to finance, legal, accounting, investor relations, human resources, and other general corporate activities.


Liquidity and Capital Resources

         As of January 28 2005, our principal source of liquidity included approximately $1.2 million of cash and cash equivalents.

         The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2004, cash flow used in operations was $1,600,000, primarily attributable to a net loss of $1,672,000. For the first quarter of fiscal 2005, cash flow used in operations was $144,000. Cash and cash equivalents declined from $4,756,000 at the beginning of fiscal 2004 to $2,197,000 as of December 25, 2004. The Company expects a further decline in cash and cash equivalents in fiscal 2005 primarily due to continued operating losses resulting from declines in film revenues.

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

         On December 22, 2004, the Company announced that it had accepted a non-binding term sheet from an investor group for a $4 million capital investment. Subject to negotiation of definitive agreements and customary closing conditions, Sunra Capital Holdings, Orca Bay Partners, and Madrona Venture Group will purchase $2 million in subordinated notes, convertible into common stock at a conversion price of $.1078 per share, and receive warrants to purchase an additional 1.9 million shares of common stock at a price of $.21 per share. These subordinated notes will automatically convert into common stock at the conversion price upon approval by the Company's shareholders of a recapitalization proposal that will be submitted to the Company's shareholders at the upcoming annual meeting. In addition, upon approval of the recapitalization proposal, the investor group will purchase an additional $2 million of common stock at $.1078 per share and receive warrants to purchase an additional 1.9 million shares at $.21 per share.

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

         Management believes that if the Company is successful in acquiring the additional financing referred to above and the recapitalization proposal is approved, based on its current operational plans, current cash balances and future cash flows, the Company will have sufficient cash to fund its operations through at least the next twelve months. However, if the Company is not able to successfully complete the proposed financing and related recapitalization, the Company will need to raise additional financing and may need to further reduce its expenditures to be able to continue operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         Net cash used in operating activities was $144,000 during the first quarter of fiscal 2004 compared to $819,000 in fiscal 2003. In fiscal 2004, the net cash used was primarily due to the net loss, offset by reductions in inventory levels and increases to accounts payable. The reductions in inventory levels are consistent with the lower production volumes. The increase in payables is due to marketing activities towards the end of the quarter promoting holiday sales and the purchase of Customer Relationship Management ("CRM") Software during the quarter, payable in eight equal quarterly installments.

         Net cash used in investing activities was $163,000 for fiscal 2005 compared to $188,000 in fiscal 2004. Equipment purchased during the first quarter consists primarily of the CRM software discussed above, plus additional hardware and servers for the image archive.

         Net cash from financing activities is primarily due to stock option exercises.

Controls and Procedures

         At the end of the period covered by this report, as part of our quarterly review, we evaluated, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Accounting Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

                          PART II -- OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         For an update concerning the legal proceedings, see Note M of Notes to Consolidated Financial Statements in Part I above.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.
       31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

       31.2 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32 Certification of Principal Executive Officers pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (a) Reports on Form 8-K.
       Form 8-K dated November 8, 2004 - Item 5.02 - Resignation of Director, Mr. Gary Christophersen

       Form 8-K dated November 17, 2004 - Item 2.02 - Results of Operations and Financial Condition for fourth quarter and year ended September 25, 2004

       Form 8-K dated November 19, 2004 - Item 5.02 - Resignation of Director, Mr. Douglas Swerland

       Form 8-K dated December 22, 2004 - Item 8.01 -Other Events - Agreement for equity financing and proposed recapitalization

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PHOTOWORKS, INC.


DATED:  February 16, 2005         /s/ Philippe Sanchez
                                                    Philippe Sanchez
                                          President and Chief Executive Officer


                                  /s/ Loran Cashmore Bond
                                                   Loran Cashmore Bond
                                         (Vice President Administration and
                                          Chief Accounting Officer)

                                INDEX TO EXHIBITS

                                PHOTOWORKS, INC.
                          Quarterly Report on Form 10-Q
                     For The Quarter Ended December 25, 2004

Exhibit Description                                                     Page No.

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

 3.7 Bylaws of the Company, as amended and restated on November 13, 1996. (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 28, 1996)

 4.1 Rights Agreement dated December 16, 1999 between the Registrant and Chase Mellon Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

31.1 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32      Certification of Principal  Executive  Officers  pursuant to 18 U.S.C
        Section   1350,   as  Adopted   Pursuant   to  Section   906  of  the
        Sarbanes-Oxley Act of 2002

                                  EXHIBIT 31.1

                                  CERTIFICATION


        I, Philippe Sanchez, certify that:

   1.   I have reviewed this quarterly report on Form 10Q of PhotoWorks, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date    February 16, 2005
/s/
Philippe Sanchez, Chief Executive Officer and President

                                  EXHIBIT 31.2

                                  CERTIFICATION

        I, Loran Cashmore Bond, certify that:

   1.   I have reviewed this quarterly report on Form 10Q of PhotoWorks, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  February 16, 2005
/s/
Loran Cashmore Bond, Chief Accounting Officer

                                   EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-Q for the period ending December 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, and Loran Cashmore Bond, Chief Accounting Officer certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, as of the date hereof, to the best of our knowledge and belief:


          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the stated periods.


Signature: /s/                                 Signature: /s/
              Philippe Sanchez                       Loran Cashmore Bond
              Chief Executive Officer                Chief Accounting Officer

Dated:                                         Dated:
        February 16, 2005                               February 16, 2005