Form 10-K/A
PHOTOWORKS INC /WA
filed 2005-03-03
CIK 791050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended SEPTEMBER 25, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                           Commission file No. 0-15338

                                PHOTOWORKS, INC.
             (Exact name of registrant as specified in its charter)

      Washington                                       91-0964899
(State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

     1260 16th Avenue West, Seattle,  WA                        98119
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (206) 281-1390

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share and related preferred share purchase rights.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes: [ ] No: [ X ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes:  [   ]   No:  [ X ]

         As of March 27, 2004 the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was $4,534,935 based on the last sale price of the Registrant's Common Stock as reported by the Over the Counter Bulletin Board Market.

         As of December 23, 2004, there were issued and outstanding 18,228,875 shares of Common Stock, par value $.01 per share.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

Information on the Company's executive officers can be found in Part I, "Business", of the Form 10-K.

The Board of Directors of the Company currently consists of five directors classified into three classes. The table below sets forth the name, age, class and expiration of the term of the current Board of Directors.

--------------------------------------- ----------------- ---------------- --------------------------------------
                 Name                         Age              Class                Expiration of Term
--------------------------------------- ----------------- ---------------- --------------------------------------
--------------------------------------- ----------------- ---------------- --------------------------------------
Paul B. Goodrich                               59                I                         2007
--------------------------------------- ----------------- ---------------- --------------------------------------
--------------------------------------- ----------------- ---------------- --------------------------------------
Ross K. Chapin                                 52                I                         2007
--------------------------------------- ----------------- ---------------- --------------------------------------
--------------------------------------- ----------------- ---------------- --------------------------------------
Philippe Sanchez                               41                I                         2007
--------------------------------------- ----------------- ---------------- --------------------------------------
--------------------------------------- ----------------- ---------------- --------------------------------------
Mark Kalow                                     49               II                         2005
--------------------------------------- ----------------- ---------------- --------------------------------------
--------------------------------------- ----------------- ---------------- --------------------------------------
Matthew A. Kursh                               40               III                        2006
--------------------------------------- ----------------- ---------------- --------------------------------------

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

Ross K. Chapin became a director in February 2000. Mr. Chapin is a principal with Orca Bay Partners, a private equity investment firm headquartered in Seattle, Washington, which he co-founded in 1998. Prior to Orca Bay, he was a founder of Capstan Partners, a Seattle-based management buyout firm. In addition to being a principal investor, he has experience with Ragen MacKenzie and Paine Webber as an investment banker. Mr. Chapin is currently serving as Chairman of 1838 Investment Advisors and sits on the boards of Flow Solutions, Inc., Skeletech, Inc., Parametric Portfolio Associates L.L.C., EnvestNetPMC, Inc., and Andover Acquisition Co., L.L.C.

Paul B. Goodrich became a director in February 2000. Mr. Goodrich is a Managing Director of Madrona Venture Group, L.L.C., an early-stage venture capital firm focused on the Internet economy in the Northwest. Mr. Goodrich was formerly the Seattle Partner for a Chicago-based venture capital firm and a Partner with Perkins Coie, a Seattle law firm. He is a director of Sharebuilder Corporation.

Matthew A. Kursh became a director of the Company in April 2000. Mr. Kursh started his career as president and co-founder of Clearview Software, which he sold to Apple Computer in 1989. Mr. Kursh then co-founded and was CEO of eShop Corporation, one of the first companies to offer platforms and services for online shopping. eShop's customers included such leading companies as AT&T, Tower Records, Spiegel, 1-800-Flowers and Good Guys. eShop was later acquired by Microsoft where Mr. Kursh ran Sidewalk, HomeAdvisor and MSN.com. Mr. Kursh left Microsoft in 1999 to focus on creative projects and work with start-up companies.

Mark L. Kalow became a director of the Company in May 2004. Mr. Kalow co-founded and served as COO and CFO at Live Picture, Inc. in 1993. He also served as Interim CEO to sell Live Picture to MGI Software (transaction closed in June
1999). More recently, Mr. Kalow co-managed the U.S. venture capital activities of a major Japanese strategic software and services investor, Trans Cosmos USA. His experience also includes management positions in finance, product management and marketing at IBM, and as vice president of telecommunications for two years at Chase Manhattan Bank. Mr. Kalow also serves on the board and Audit Committee of ACD Systems, a publicly traded company on the Toronto Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, certain officers and greater-than-10% shareholders ("Reporting Persons") of all publicly-held companies to file certain reports ("Section 16 Reports") with respect to beneficial ownership of such companies' equity securities. Based solely on its review of the Section 16 Reports furnished to the Company by its Reporting Persons and, where applicable, any written representation by them that no Form 5 was required, all Section 16(a) filing requirements applicable to the Company's Reporting Persons during and with respect to fiscal 2004 have been complied with on a timely basis, except that Mr. Sanchez was one day late in filing a Report on Form 4 relating to a stock option grant on October 17, 2003.

Code of Ethics

We have adopted the PhotoWorks Finance Code of Professional Conduct (the code of ethics for senior financial officers), a code of ethics that applies to our Chief Executive Officer, Chief Accounting Officer and Controller. A copy of the Code of Professional Conduct may be obtained without charge from the Company by request to Linda Clay at the Company's offices.

Information Regarding the Company's Audit Committee

The Board of Directors has an Audit Committee which consists of Messrs. Chapin and Kalow. As defined by the rules of the Nasdaq Stock Market, Mr. Kalow is an independent director. Mr. Chapin is not independent due to his position with Orca Bay Partners, L.L.C., an affiliate of the Company. The Board of Directors has determined that Mr. Kalow is an audit committee financial expert as defined by the rules of the Securities and Exchange Commission.

ITEM 11.  Executive Compensation.

The following table sets forth certain information concerning the compensation paid by the Company for services rendered during fiscal years 2004, 2003 and 2002 to any person who served as Chief Executive Officer during fiscal 2004, and executive officers of the Company whose total salary and bonus exceeded $100,000 in fiscal 2004 (the "Named Executive Officers"):

                                        Summary Compensation Table

                                                    Annual                      Long-term
                                                  Compensation                  Compensation
                                                                                  Awards
                                             ------------------------    ----------------------
                                             ----------- ------------    ----------------------
Name and                        Fiscal         Salary       Bonus             Securities             All Other
Principal Position                Year                                    Underlying Options      Compensation(1)
------------------------------- --------- -- ----------- ------------ -- ---------------------- --------------------
Philippe Sanchez (2)              2004         $209,540         $  0           1,000,000                 $2,029
   President/CEO, and Director

Gary R. Christophersen (3)        2004         $153,748         $  0              11,250                  $ 270
                                  2003          175,099       43,470              45,000                  9,693
                                  2002          150,630       56,182             125,000                  7,499

Michael F. Lass                   2004         $162,310         $  0                   0                 $1,622
   Vice President- Operations     2003          175,362       36,450              45,000                  7,123
                                  2002          175,304       62,637             125,000                  6,646

Loran Cashmore Bond               2004         $118,742         $  0                   0                 $1,200
   Vice                           2003          126,621       21,060              35,000                  7,622
   President-Administration       2002          125,239       31,675              75,000                  6,511
   Secretary/Treasurer
___________________________

(1) These amounts represent Company contributions to the PhotoWorks 401(k) Plan and payments for term life insurance, short and long-term disability insurance.
(2) Mr. Sanchez was appointed President/CEO and Director on October 20, 2003.
(3) Mr. Christophersen resigned as President/CEO in October 2003.


Employment Agreements

The Company and Mr. Philippe Sanchez are parties to an employment agreement dated October 3, 2003 (the "agreement"). Under terms of the agreement, Mr. Sanchez will receive a base annual salary of $225,000. Upon certain conditions, Mr. Sanchez's salary will increase to $300,000 per year. Mr. Sanchez will also participate in a performance bonus program of up to 60% of base salary. The performance bonus plan provides financial incentives based on the Company's results compared to financial and other metrics established by the Compensation Committee and approved by the Board of Directors.

As a hiring incentive, Mr. Sanchez received a stock option grant of 750,000 shares of Common Stock at an exercise price equal to the fair market value of the shares on the date the option was granted with a vesting period equal to four years. In addition, Mr. Sanchez received a stock option grant for 250,000 shares of Common Stock at an exercise price of $0.01. These shares vested in full at the one-year anniversary of the grant date. Vesting of the stock options is subject to continued employment with PhotoWorks. Vesting may accelerate in certain instances.

Option Grants in Last Fiscal Year

The Company has stock option plans pursuant to which options to purchase Common Stock are granted to officers and key employees of the Company. The following tables show stock option grants and exercises pertaining to the named Executive Officers of the Company during fiscal 2004, and the year-end potential realizable value of all their outstanding options. The vesting of options may be accelerated at the discretion of the administrator of the option plans.


                                               Individual Options Granted
                                         -------------------------------------------    Potential Realizable
                           Number of       % of Total                                   Value at Assumed
                           Securities      Options                                      Annual Rates of Stock
                           Underlying      Granted to                                   Price Appreciation For
                           Options         Employees in   Exercise      Expiration      Exercise Expiration (3)
                           Granted (1)     Fiscal Year    Price (2)     Date          __________________________
                                                                                          5%            10%
-----------------------------------------------------------------------------------------------------------------
Philippe Sanchez              750,000         $40.54       $.55        10/17/2010      $167,929    $391,346
                              250,000         $13.51       $.01        10/28/2010      $243,743    $338,525
Gary R. Christophersen         11,250          $ .61       $.41        05/12/2005      $    231    $    461
Michael F. Lass                    0
Loran Cashmore Bond                0
____________________________

     (1) The Company's stock option plans are administered by the Compensation Committee of the Board of Directors, which determines to whom options are granted, the number of shares subject to each option, the vesting schedule and the exercise price. The 750,000 options granted to Mr. Sanchez in fiscal year 2004 vest in equal annual installments over four years. The 250,000 options granted to Mr. Sanchez vest in full at the one-year anniversary of the grant date. Options granted to Mr. Christophersen for his services as a Director vested on September 25, 2004. Options granted to officers or directors of the Company from the Company's 1999 Stock Incentive Compensation Plan may be exercised for a period of three months following termination of employment.

     (2) Options are generally granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. The exercise price may be paid by delivery of shares already owned by the option holder with a market value equal to the aggregate exercise price. With the permission of the Compensation Committee, the exercise price may also be paid by withholding shares that would otherwise be received by the option holder.

     (3) Potential realizable value is based on the assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the five year option term. These values are calculated based upon requirements of the Securities and Exchange Commission and do not reflect the Company's estimate or projection of future stock price performance. The actual value realized may be greater or less than the realizable value set forth in this table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

The following table sets forth certain information as of September 25, 2004, regarding options to purchase Common Stock held as of September 25, 2004, by each of the Named Executive Officers, as well as the exercise of such options during the fiscal year ended September 25, 2004. In addition, the following table reports the values for in-the-money options, which values represent the positive spread between the exercise price of such options and the fair market value of the Company's Common Stock as of September 25, 2004.


                                 Shares                     Number of Securities
                                Acquired    Value          Underlying Unexercised                Value of Unexercised
                                  Upon      Realized      Options at September 25,             In-the-Money Options at
                                Exercise       (1)                2004 (2)                      September 25, 2004 (3)
------------------------------ ------------ ----------- ------------------------------      -------------------------------
                                                         Exercisable    Unexercisable        Exercisable    Unexercisable
------------------------------ ------------ ----------- -------------- ---------------- --- -------------- ----------------
Philippe Sanchez                    0           $0               0        1,000,000            $    0          $95,000
Gary R. Christophersen              0           $0         168,333           82,917            $26,325         $18,900
Michael F. Lass                     0           $0         258,020           91,980            $26,325         $18,900
Loran Cashmore Bond                 0           $0         136,667           53,333            $16,475         $12,700
____________________________

     (1) Value realized is calculated by subtracting the exercise price of the option from the market value of a share of the Company's Common Stock on the date of exercise and multiplying the difference thereof by the number of shares purchased.

     (2) Future exercisability is subject to vesting and the option holder remaining employed by the Company.

     (3) Value is calculated by subtracting the exercise price of the option from the market value of a share of the Company's Common Stock as reported on the Over The Counter Bulletin Board (OTCBB) on September 24, 2004 and multiplying the difference thereof by the number of shares.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 25, 2004, the Compensation Committee consisted of Messrs. Goodrich, Kursh and Swerland. None of these individuals has served at any time as an officer or employee of the Company or is an executive officer at any company where an executive officer of the Company serves on the Compensation Committee. Mr. Swerland resigned from the Board on November 18, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of January 28, 2005, with respect to all shareholders known by the Company who beneficially own more than five percent (5%) of the Company's Common Stock and of the Series A Preferred Stock. Except as noted below, each person or entity has sole voting and investment power with respect to the shares shown.

                                                               Amount and Nature               Percent of
                    Name and Address                        of Beneficial Ownership               Class


  Common Stock
      Robert A. Simms (1)                                           1,137,144                     6.8%
      55 Railroad Avenue
      Greenwhich, CT 06830

      Gary R. Christophersen (2)                                    1,644,053                     8.9%
      1260 16th Avenue West
      Seattle, WA   98119


                                                               Amount and Nature               Percent of
                    Name and Address                        of Beneficial Ownership               Class

      Matinicus LP (3)                                              3,373,533                     17.1%
      225 West 34th Street, Suite 910
      New York, NY 10122

      Series A Preferred Stock

      The Tahoma Fund, L.L.C. (4)                                      10,000                      67%
      Orca Bay Capital Corporation
      Orca Bay Partners, L.L.C.
      Tim Carver and Alexa Carver
      Stanley McCammon
      John E. McCaw, Jr.
      Ross Chapin
      P.O. Box 21749 Seattle, WA 98111
      Madrona Venture Fund I-A, L.P. (5)                                5,000                      33%
      Madrona Venture Fund I-B, L.P.
      Madrona Managing Director Fund L.L.C.
      Madrona Investment Partners L.L.C.
      Paul Goodrich
      1000 2nd Avenue - Suite 3700
      Seattle, WA 98104

(1)      The holding shown is as reported by Robert A. Simms ("Simms") in a
         Schedule 13D filed January 16, 2002 by Simms pursuant to Rule 13d-1 under the Exchange Act.

(2) Includes options to purchase 151,250 shares of Common Stock granted under the Company's stock option plans which are currently exercisable or exercisable within 60 days of January 28, 2005.

(3) Includes Subordinated Convertible Debentures that are convertible to 3,002,533 shares of Series B Preferred Stock, $0.01 par value with a stated value of $75 per share ("Series B Preferred Stock"). Series B Preferred Stock is convertible into common stock, $0.01 par value ("Common Stock") at a current conversion price of $.736 per share of Common Stock, subject to anti-dilution protection.

(4) The holding shown is as reported by Orca Bay Partners, L.L.C., ("Orca Bay") in a Schedule 13G filed February 24, 2000. Orca Bay is the Manager of The Tahoma Fund, L.L.C., ("Tahoma"). Orca Bay Capital Corporation ("OBCC"), Tim and Alexa Carver ("Carver"), Stanley McCammon ("McCammon"), John E. McCaw, Jr. ("McCaw"), and Ross Chapin ("Chapin") are all affiliates of Orca Bay. The schedule 13G relates to shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of Common

         Stock of the Company at an initial conversion price of $210.526 per share of Common Stock, subject to anti-dilution protection. The total Common Stock covered by the
         Schedule 13G, when converted, equals 2,105,261 shares, or 10.3% of the Common Stock, based on 18,236,875 shares outstanding as of January 28, 2005.

(5) The holding shown is as reported by Madrona Investment Partners, L.L.C., ("Madrona") in a Schedule 13G filed February 24, 2000. Madrona is the Manager of the Madrona Venture Fund I-A, L.P. ("Fund I-A"), Madrona Venture Fund I-B, L.P. ("Fund I-B"), Madrona Managing Director Fund, L.L.C. ("Director LLC"), and Paul Goodrich ("Goodrich"). The
         schedule 13G relates to shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into shares of Common Stock of the Company at an initial conversion price of $210.526 per share of Common Stock, subject to anti-dilution protection. The total Common Stock covered by the Schedule 13G, when converted, equals 1,052,631 shares, or 5.8% of the Common Stock, based on 18,236,875 shares outstanding as of January 28, 2005.


The following chart indicates ownership of the Company's Common Stock by each director of the Company, each executive officer named in the compensation tables, and by all directors and executive officers as a group, all as of January 28, 2005.

                                                                             Amount and Nature
                                                                               of Beneficial       Percent of
    Directors:                                                     Age           Ownership            Class
    Philippe Sanchez(1)                                            41             484,375              2.6
    Ross K. Chapin (2)                                             52              128,750              *
    Paul B. Goodrich (3)                                           59              128,750              *
    Matthew A. Kursh (4)                                           40              367,500             2.0
    Mark L. Kalow                                                   49                    0              *

    Additional Named Executives:
    Michael F. Lass (5)                                            50             647,073              3.5
    Loran Cashmore Bond (6)                                        48             245,257              1.3
    All current  directors and named executive  officers as a
    group (7 persons) (7)                                                        2,001,705            10.1
____________________________

   * Percent of class is less than 1%

(1) Includes options to purchase 484,375 shares of Common Stock which are currently exercisable or exercisable within 60 days of January 28, 2005.

(2) Includes options to purchase 128,750 shares of Common Stock which are currently exercisable or exercisable within 60 days of January 28, 2005. Does not include 2,105,261 common stock equivalents related to preferred stock owned by The Tahoma Fund L.L.C. listed above under "Voting Securities and Principal Holders", for which Mr. Chapin has shared beneficial ownership as an affiliate of the manager of the Fund.
(3) Includes options to purchase 128,750 shares of Common Stock which are currently exercisable or exercisable within 60 days of January 28, 2005. Does not include 1,052,631 common stock equivalents related to preferred stock owned by Madrona Investment Partners, L.L.C. listed above under "Voting Securities and Principal Holders", for which Mr. Goodrich has shared beneficial ownership as an affiliate of the manager of the Limited Liability Company.
(4) Includes options to purchase 367,500 shares of Common Stock which are currently exercisable or exercisable within 60 days of January 28, 2005.
(5) Includes options to purchase 320,000 shares of Common Stock which are currently exercisable or exercisable within 60 days of January 28, 2005.
(6) Includes options to purchase 158,333 shares of Common Stock which are currently exercisable or exercisable within 60 days of January 28, 2005.
(7) Includes options to purchase 1,587,708 shares of Common Stock which are currently exercisable or exercisable within 60 days of January 28, 2005.

Equity Compensation Plan Information (at September 25, 2004)

In millions (except
per share amounts)
                              Number of securities to     Weighted-average           Number of securities
                                   be issued upon          exercise price           remaining available for
                              exercise of outstanding      of outstanding           future issuance under
                                 options, warrants            options,                equity compensation
           Plan category              and rights            warrants and           plans (excluding securities
                                                              rights                reflected in column (a))
                             ---------------------------      ---------      -------------------------------
                             (a)                             (b)                (c)
Equity compensation plans
approved by security
holders                              2,722,867                  $1.29                   541,639

Equity compensation plans
not approved by security
holders                              1,377,098                   $.77                   140,813
                             ---------------------------      ---------      -------------------------------
Total                                4,099,965                  1.12                    682,452
                             ===========================                     ===============================

1999 Employee Stock Option Plan. In October 1999, the Company's board of directors adopted the 1999 Employee Stock Option Plan, or 1999 Employee Plan, which provides for discretionary grants of non-qualified stock options to non-officer employees and other service providers. A total of 800,000 shares of common stock have been reserved for issuance under the 1999 Employee Plan. As of September 25, 2004 there were options to purchase 627,098 shares outstanding and 140,813 shares available for awards under the 1999 Employee Plan.

For fiscal 2004, all options under the 1999 Employee Plan expire between five and seven years from the grant date and each option has an exercise price of not less than the fair market value of the Company's stock on the date the option is granted. The options granted under the 1999 Employee Plan generally vest over three to four years. In the event of termination of an optionee's employment with the Company, vesting of options will stop and the optionee may exercise vested options for a specified period of time after the termination. Upon certain changes in control of the Company, options may vest as determined by the Plan Administrator, or unless the acquiring company assumes the options or substitutes with comparable options.

Option Grant-Philippe Sanchez. On October 17, 2003, the Company's board of directors granted 750,000 options as a one-time grant to recruit the Company's President and Chief Executive Officer. The options granted to Mr. Sanchez vest over four years and expire seven years from the grant date. The option has an exercise price of $.55 which was the fair market value of the Company's stock on the date the option was granted. In the event of termination of an optionee's employment with the Company, vesting of options will stop and the optionee may exercise vested options for a specified period of time after the termination. Upon certain changes in control of the Company, options may vest as determined by the Plan Administrator.

ITEM 13.  Certain Relationships and Related Transactions.

The Company and Mr. Lass and Ms. Cashmore Bond have entered into a change of control agreement to ensure that the Company will have the continued dedication of the executive, notwithstanding the possibility, threat or occurrence of a Change of Control. In the event of the termination of the executive's employment following a change in control for a reason other than cause or the executive's resignation for good reason, the executive shall be entitled to severance payment equal to one half (50%) of the executive's annual base salary for the fiscal year in which the termination occurs.

In addition, the Company and Mr. Lass and Ms. Cashmore Bond entered into an employment and severance agreement to ensure that the Company would have the continued dedication of the executive subsequent to the hiring of Mr. Philippe Sanchez as President and CEO. In the event of the termination of the executive's employment for a reason other than cause or the executive's resignation for good reason, the executive would be entitled to a severance payment equal to one half (50%) of the executive's base salary as of October 2003. These agreement expired on October 20, 2004.

The Company and Mr. Sanchez have entered into an employment agreement as more fully described under "Employment Agreements".

ITEM 14.  Principal Accountant Fees and Services

The following table presents the fees for services rendered by Ernst & Young LLP during fiscal 2004.
     Audit fees...................................................$168,000
     Audit-related fees...........................................$  2,500
     Tax fees.....................................................$ 76,630
     All other fees...............................................$      0

The Audit Committee did consider whether the provision of non-audit services is compatible with the principal accountants' independence and concluded that the provision of other non-audit services has been compatible with maintaining the independence of the Company's external auditors. All services provided by Ernst & Young LLP to the Company must be pre-approved by the Audit Committee or a designated member of the Audit Committee.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PHOTOWORKS, INC.
                                                 (REGISTRANT)

DATED: March 2, 2005                          By: /s/ Philippe Sanchez
                                                  Philippe Sanchez
                                          President and Chief Executive Officer
                                             (Principal Executive Officer)

                                  EXHIBIT 31.1
                                  CERTIFICATION

         I, Philippe Sanchez, certify that:

1. I have reviewed this annual report on Form 10K/A of PhotoWorks, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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



Date: March 2, 2005
/s/ PHILIPPE SANCHEZ
Philippe Sanchez
Chief Executive Officer and President

                                  EXHIBIT 31.2
                                  CERTIFICATION

         I, Loran Cashmore Bond, certify that:

1. I have reviewed this annual report on Form 10K/A of PhotoWorks, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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



Date:  March 2, 2005

/s/ Loran Cashmore Bond
Loran Cashmore Bond
Chief Accounting Officer

                                   EXHIBIT 32


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of PhotoWorks, Inc. (the "Company") on Form 10-K/A for the period ending September 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, and Loran Cashmore Bond, Chief Accounting Officer certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, as of the date hereof, to the best of our knowledge and belief:


          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the stated periods.




Signature:  /s/ Philippe Sanchez            Signature: /s/ Loran Cashmore Bond
            Philippe Sanchez                           Loran Cashmore Bond
            Chief Executive Officer                    Chief Accounting Officer

Dated:  March 2, 2005                       Dated:  March 2, 2005