Form 10-Q/A
period 2004-12-25
PHOTOWORKS INC /WA
filed 2005-03-14
CIK 791050

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

Yes         No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes	No	X

As of January 28, 2005, there were issued and outstanding 18,236,875 shares of common stock, par value $0.01 per share.

Index to Exhibits at Page 17

PHOTOWORKS, INC.

INDEX

Page No.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements	3-10

Consolidated Balance Sheets as of December 25, 2004
and September 25, 2004	3

Consolidated Statements of Operations for the first quarter
ended December 25, 2004 and December 27, 2003	4

Consolidated Statements of Cash Flows for the first quarter
ended December 25, 2004 and December 27, 2003	5

Notes to Consolidated Financial Statements	6-10

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	10-14

PART II -- OTHER INFORMATION

Item 1 – Legal Proceedings	15

Item 6 – Exhibits and Reports on Form 8-K	15

SIGNATURES	16

INDEX TO EXHIBITS	17

CERTIFICATIONS	18-20

PART I -- FINANCIAL INFORMATION

Note: The Company engaged a new independent public accountant, Williams & Webster, P.S. on February 28, 2005. The interim financial statements included herein have been reviewed by Williams & Webster, P.S. as required by Regulation S-X, Rule 10-01(d). (This amends the previously filed 10-Q for this period reviewed by separate independent public accountants.)

ITEM 1 - FINANCIAL STATEMENTS

PHOTOWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(UNAUDITED)		(NOTE)
December 25,	September 25,
ASSETS	2004	2004

CURRENT ASSETS

Cash and cash equivalents	$2,197	$2,481
Accounts receivable, net of allowance for doubtful accounts	13	71
Current portion of vendor receivables	222	284
Inventories	264	467
Prepaid expenses	189	122
TOTAL CURRENT ASSETS	2,885	3,425

Property, plant, and equipment at cost, less accumulated depreciation	1,872	1,800
Other long-term assets	274	290

TOTAL ASSETS	$5,031	$5,515

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,867	$1,302
Accrued compensation	575	628
Other accrued expenses	359	378
ITC penalty, current portion	243	239
Current portion of capital lease obligations	6	6
Deferred revenues	520	550
TOTAL CURRENT LIABILITIES	3,570	3,103

Subordinated convertible debentures	2,500	2,500
ITC penalty, non-current portion	444	437
Capital lease obligations, net of current portion	9	11
TOTAL LIABILITIES	6,523	6,051

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT

Preferred Stock, $0.01 par value, authorized 2,000,000 shares,
issued and outstanding 15,000 shares	-	-
Common Stock, $0.01 par value, authorized 101,250,000
shares, issued and outstanding 18,228,875	182	181
Additional paid-in capital	16,395	16,361
Accumulated deficit	(18,069)	(17,078)
TOTAL SHAREHOLDERS' DEFICIT	(1,492)	(536)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,031	$5,515

Note: The September 25, 2004 consolidated balance sheet has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share and share data)

First Quarter Ended
December 25,	December 27,
2004	2003

Net revenues	$4,219	$5,755
Cost of goods and services	2,977	4,053

GROSS PROFIT	1,242	1,702

Operating expenses:

Marketing	734	632
Information technology services	892	810
General and administrative	566	693
Total operating expenses	2,192	2,135

LOSS FROM OPERATIONS	(950)	(433)

Other income (expense):

Interest expense	(55)	(58)
Other income, net	14	24
Total other expense	(41)	(34)

NET LOSS	$(991)	$(467)

Basic net loss per share	$(0.06)	$(0.03)
Diluted net loss per share	$(0.06)	$(0.03)

Weighted average shares - basic	17,749,000	16,667,000
Weighted average shares - diluted	17,749,000	16,667,000

See accompanying notes to consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

First Quarter Ended
December 25,	December 27,
2004	2003

OPERATING ACTIVITIES:

Net loss	$(991)	$(467)
Charges to income not affecting cash:
Depreciation and amortization	321	236
Deferred revenues	(30)	(90)
Stock-based compensation	14	29
Loss on disposal of furniture, fixtures and equipment	-	(8)
Net change in receivables, inventories, prepaid expenses, payables and other	542	(519)

NET CASH USED IN OPERATING ACTIVITIES	(144)	(819)

INVESTING ACTIVITIES:

Purchases of property, plant, and equipment	(163)	(196)
Proceeds from sales of furniture, fixtures and equipment	-	8

NET CASH USED IN INVESTING ACTIVITIES	(163)	(188)

FINANCING ACTIVITIES:

Proceeds from exercise of stock options	21	2
Payments on capital lease obligations	2	-
CASH FROM FINANCING ACTIVITIES	23	2

DECREASE IN CASH AND CASH EQUIVALENTS	(284)	(1,005)

Cash and cash equivalents at beginning of period	2,481	4,756

CASH AND CASH EQUIVALENTS

AT END OF PERIOD	$2,197	$3,751

Supplemental cash flow information:

Interest expense paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to consolidated financial statements.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

PHOTOWORKS, INC: PhotoWorks (or the “Company”) is an online photography services company with a 25-year national heritage of helping photographers - both film and digital - share and preserve their memories with innovative and inspiring products and services. In addition to offering high quality prints, email sharing and Signature Greeting Cards, PhotoWorks specializes in the creation of sophisticated Custom Photo Books that are easily created online at PhotoWorks.com, allowing consumers to showcase their pictures in a professionally printed and bound book. PhotoWorks offers its services primarily in the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the three-months ended December 25, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2005. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 below and under Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended September 25, 2004 and the Company’s consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

NOTE B – LIQUIDITY

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. The Company expects a further decline in cash and cash equivalents from operating activities in fiscal 2005 primarily due to continued operating losses resulting from declines in film revenues. The Company has taken various actions including reductions in its workforce and operating expenditures, to more closely align its cost structure with its reduced revenue levels and to improve its operating margins and cash flows. The Company also expects to lower its costs through a combination of production efficiencies and use of third-party providers. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources and the risks of executing on its current business plan.

On February 16, 2005 the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures, common stock and warrants to Sunra Capital Holdings, Ltd. Under the agreement, Sunra purchased $2,000,000 of debentures and warrants to purchase 1,904,762 shares of common stock for cash and agreed to purchase between $1,000,000 and $2,000,000 of common stock at $0.1078 per share and receive warrants to purchase up to an additional 1,904,762 shares of common stock in a second closing subject to the approval by shareholders of a recapitalization proposal, including amendments to the articles of incorporation, at the Company's upcoming annual meeting. In the event the recapitalization and other proposals are approved by shareholders, the $2,000,000 of debentures will automatically convert into approximately 18,553,000 shares of common stock.

While the Company has yet to return to profitability, management believes that, based on its current cash balance and operational plans, the Company will have sufficient cash to fund its operations through at least the next twelve months.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C – INVENTORIES

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies. An inventory reserve is established based on the valuation of the Company’s inventory, and those inventories which are obsolete or in excess of forecasted usage or their estimated net realizable value.

NOTE D – VENDOR RECEIVABLE

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

NOTE E – INCOME TAXES

The Company has net deferred tax assets totaling $12,605,000, comprised primarily of net operating loss carryforwards. Due to the recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance of $12,605,000 has been recorded against net deferred tax assets.

NOTE F – DEFERRED REVENUES

Deferred revenues relate primarily to the Prepaid Print Credits and Pick Your Prints products. Under the Pick Your Picks program, a customer’s images are digitized and only the negatives are initially mailed back. As part of the initial transaction, a customer is issued one print credit per image developed which they can then use to purchase only the photos they want to develop into prints. Prints are then produced utilizing the digital images. A portion of the initial purchase is deferred equal to the relative fair value of the digital prints. Under the prepaid print credit offer, customers essentially receive discounted prices on digital products by purchasing bulk quantities of print credits. No revenue is recognized at the time the print credits are purchased. The Company recognizes the revenue from these offerings and similar offerings based on the relative fair values of the products contained in the offers when such products are actually shipped. As of December 25, 2004, approximately $460,000 is deferred under these programs.

Other deferred revenues consist primarily of coupons and discounts for future orders and amounts associated with the online storage of customer images.

NOTE G – PURCHASE OF PHOTOACCESS TECHNOLOGIES ASSETS

In August 2004, the Company acquired substantially all of the assets of PhotoAccess Technologies Corporation in exchange for 1,200,000 shares of the Company’s common stock. PhotoAccess was a competitor in the online digital processing business with superior website technology and infrastructure.

The assets purchased included the operations of PhotoAccess along with its customer list, website software and technology, and related hardware and software to run the website. The total cost of the acquisition was $487,000 which includes the 1,200,000 shares of PhotoWorks common stock of which 400,000 shares are being held in escrow for a period of eleven months to satisfy any unknown liabilities of PhotoAccess that may arise within eleven months of the closing date.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H – STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosures,” and applies Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company’s stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. In December 2004, SFAS No. 123R was released, which requires all share-based payments to employees, including grants of employee stock option, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition and the information heretofore included only in the footnotes to the Company’s financial statements will be included in the body of the financial statements after SFAS No. 123R is adopted by the Company in its fourth quarter of fiscal 2005. Management is still exploring the transition provisions allowed by the statement.

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

Under SFAS No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net loss would have been increased as follows:

First Quarter Ended
December 25, 2004	December 27, 2003

Net loss as reported	$(991,000)	$(467,000)

Add: Stock-based compensation expense

included in net income, net of related tax effects	14,000	29,000

Deduct: Stock-based compensation as determined

under SFAS No. 123, net of related tax effects	(74,000)	(331,000)
Pro forma net loss	$(1,051,000)	$(769,000)

Net loss per share as reported	$(0.06)	$(0.03)
Pro forma net loss per share	$(0.06)	$(0.05)

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I – LOSS PER SHARE

Net loss per share is computed based on the weighted average number of common shares outstanding during the period. Convertible preferred shares, outstanding warrants, and stock options to purchase shares of common stock were excluded from the computations of net loss per share because their effect was antidilutive. The following table sets forth the computation of basic and diluted net loss per share:

First Quarter Ended
December 25, 2004	December 27, 2003

Numerator for net loss per common share:

Net loss	$(991,000)	$(467,000)

Denominator for basic net loss per share:
Weighted-average number of common shares outstanding	18,149,000	16,667,000
Weighted average number of common shares held in escrow	(400,000)	-

Effect of dilutive securities:
Stock options, warrants, convertible preferred shares	-	-
Denominator for diluted net loss per share	17,749,000	16,667,000

Net loss per share	$(0.06)	$(0.03)

At December 25, 2004 and December 27, 2003 there were 8,126,360 and 8,101,946 stock options, warrants, and common stock upon conversion of Series A preferred shares, respectively, that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

NOTE J – SHAREHOLDERS’ EQUITY

Convertible Preferred Stock

The shares of Series A preferred stock have a conversion price of $4.75 and include warrants to purchase common stock at an exercise price of $6.00 per share. The shares of Series A preferred stock are convertible into a total of 3,157,895 shares of common stock and the warrants are exercisable to purchase a total of 789,474 shares of common stock which are reserved for issuance. The warrants expired in February 2005. The shares are convertible at the holder’s option at any time and may be redeemed by the Company for $4.75 per share, subject to anti-dilution provisions, at any time.

The holders of the Series A preferred stock have a preference on the sale or liquidation of the Company. The aggregate amount of the liquidation preference at December 25, 2004 is $19,387,500, inclusive of accumulated dividends. The holders of Series A preferred stock also have preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company’s board of directors. To date, no such dividends have been declared. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted.

NOTE K – CONVERTIBLE DEBENTURES

In April 2001, the Company issued $2,500,000 of convertible debentures carrying a 7% interest rate. The debentures are convertible, at the discretion of the holders, into Series B preferred stock at a conversion price of $75.00 per share. Each share of Series B preferred stock is convertible, at the option of the holder, at any time, into 100 shares of common stock (Series B conversion to common stock results in $0.75 per common share). The Series B preferred stock has a preference on sale or liquidation of the Company of $5,000,000. If not previously converted, the debentures are required to be repaid in April 2006.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L – ITC SETTLEMENT

In September 2003, the Company negotiated a settlement agreement with the International Trade Commission, whereby the Company pays $250,000 in July for each of the four years beginning in 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in the fiscal 2003 financial statements for this matter.

NOTE M – CONTINGENCIES

The Company was a defendant in a claim filed by Fuji Photo Film Co., Ltd. with the International Trade Commission. There is a risk that Fuji could bring a civil action against the Company for damages for patent infringement for sales of cameras that occurred prior to 2001. If such a suit was filed against the Company, it could have a significantly harmful impact on the Company’s financial condition, results of operations and liquidity. The Company is unable to determine the probability or likelihood of such an action.

The Company is also involved in various routine legal proceedings in the ordinary course of its business.

NOTE N – SUBSEQUENT EVENT

In January 2005, the Company signed an agreement with a wholesale photofinisher whereby that photofinisher will process all mail order film processing and reprint orders. The transition to outsource these operations is anticipated to be completed towards the end of the Company’s second quarter or early in the third quarter of fiscal 2005. Pursuant to this agreement, the Company will initiate a reduction in its workforce, representing approximately 50% of its current workforce, primarily production personnel. The Company expects to record a charge of approximately $200,000 related to workforce reductions in its second or third quarter of fiscal 2005.

The equipment used in the Company’s existing film processing operations will be fully depreciated by the end of the second quarter of fiscal 2005. Therefore, no additional writedowns to equipment will be recorded. Management believes it will be able to use all of the inventory currently on hand prior to the transition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

This report contains forward-looking statements that relate to future events, product or service offerings, or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements only reflect Company management’s expectations and estimates. Actual events or results may differ materially from those expressed or implied by such forward-looking statements due to a number of known and unknown risks and uncertainties. These risks and uncertainties include the ability to generate cash to fund operating activities or obtain additional funding, effective execution of product launches or marketing programs, pricing and other activities by competitors, economic and industry factors, system performance problems due to technical difficulties, and other risks, including those described in the Company’s Annual Report on Form 10-K and those described in the Company’s other filings with the Securities and Exchange Commission, press releases and other communications. Any forward-looking statements in this report reflect the Company’s expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statements except as may be required by law.

General

PhotoWorks (or the “Company”) is an online photography services company with a 25-year national heritage of helping photographers - both film and digital - share and preserve their memories with innovative and inspiring products and services. In addition to offering high quality prints, email sharing and Signature Greeting Cards, PhotoWorks specializes in the creation of sophisticated Custom Photo Books that are easily created online at PhotoWorks.com, allowing consumers to showcase their pictures in a professionally printed and bound book.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue, and expenses. Management’s estimates and judgments are based upon management’s historical experience, knowledge of economic and market factors, and various other factors that are believed to be relevant given the circumstances. Significant policies, methodologies, estimates, and the factors used therein, are reviewed on at least a quarterly basis with the Company’s Audit Committee. Actual results may differ from these estimates.

The following is a discussion of the estimates included in the Company’s financial statements that encompass matters of uncertainty, whereby different estimates could have reasonably been made or changes in such estimates could have a material impact on the financial statements of the Company.

Reserve for Obsolete Inventory

We regularly assess the valuation of our inventory and write down those inventories that are obsolete, or in excess of forecasted usage, to their estimated realizable value. A reserve for obsolescence is recorded against inventory for any film or paper inventories that are nearing their expiration dates. Additional reserves are recorded for slow-moving or discontinued stock to the extent it is estimated the materials may go unused based on historical inventory turnover, planned changes in marketing promotions or other anticipated changes in product mix over the next year, seasonality, or other factors. Estimates of future usage are based on estimates of future production and product mix. Management believes it will be able to use all of the inventory currently on hand prior to the transition of film processing to a third party, which is anticipated to be completed in the second or third quarter of fiscal 2005. If actual production or product mix differs from our estimates, we may need to record additional reserves for obsolete inventory.

Long- Lived Assets

Property, plant, and equipment are depreciated over their estimated useful lives as determined by their placed-in-service date. Management reviews these initial estimates quarterly and if the estimates need to be revised, the assets are depreciated over the remaining useful life. Beginning in the fourth quarter of 2004, the Company began researching alternatives to increase its operational efficiencies for its film processing operations. The majority of the Company’s equipment is related to film processing and has been fully depreciated. However, a few assets had remaining lives beyond management’s current estimate. The estimated remaining useful lives of those assets was revised to approximately nine months and, as a result, additional depreciation expense of approximately $90,000 was recorded during the first quarter of fiscal 2005.

Deferred Revenues

Deferred revenues relate primarily to the Prepaid Print Credits and Pick Your Prints products, which were introduced around the beginning of fiscal 2004. With prepaid print credits, customers essentially receive discounted prices on digital products by purchasing bulk quantities of print credits. No revenue is recognized at the time the print credits are purchased. The revenue is deferred until the credits are used to purchase actual products and the products have been shipped to the customer. The Pick Your Prints product offers film developing with high-resolution scanning. For one price, the customer receives their developed negatives and subsequently orders, online, only the prints they want. The Company defers revenue from the initial film processing and scanning based on the relative fair value of the digital prints to all of the product components. This deferred revenue is recognized when customers order and are shipped their digital prints. In October 2004, these products were enhanced so that the print credits were extendable to all digital products. Given this enhancement and the relative newness of these product offerings, management does not believe it can currently estimate, with reasonable accuracy, any breakage on the above products. As more information becomes available over the life cycle of these products, management may be able to reasonably estimate a breakage factor, which may have a material impact on revenues and gross margins.

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

Results of Operations

The following table presents information from the Company’s consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

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

In January 2005, the Company announced that it had signed an agreement to outsource its traditional film processing to a third-party film processing provider. It is expected that this agreement will allow the Company to further reduce overhead expenses by approximately $1,600,000 on an annualized basis. The Company provided 60-day notices to approximately 66 employees and anticipates recording a charge of approximately $200,000 in the second or third quarter of fiscal 2005 related to this reduction in its workforce.

Total operating expenses in the first quarter of fiscal 2005 were $2,192,000 or 51.9% of net revenues, compared to $2,135,000 or 37.1% of net revenues in the first quarter of fiscal 2004. Changes to the timing and magnitude of marketing programs and changes or enhancements to the website and product offerings, may impact future periods.

Marketing expenses in the first quarter of fiscal 2005 increased to $734,000, or 17.4% of net revenues, compared to $632,000 or 11.0% of net revenues in the first quarter of fiscal 2004. The increase is due to increased spending for online media. Marketing expenses will fluctuate due to the timing of marketing promotions and product introductions.

Information technology services expenses increased to $892,000 for the first quarter of fiscal 2005 compared to $810,000 in the first quarter of fiscal 2004. IT services consists of costs incurred to develop and maintain the website and related photo archiving infrastructure, as well as maintaining and operating the computerized film processing equipment and systems. The increase is due to depreciation of the new website and archive infrastructure that was developed over the latter half of fiscal 2004 and launched in October 2004. The old archive system is being phased out over the first half of fiscal 2005, as customer accounts and images are transferred. This process is anticipated to be completed during the third quarter of fiscal 2005.

We did experience downtime and system interruptions during the launch of our new website in October. As part of the systems conversion, customers are unable to access all of their images stored online. This disruption has caused a number of customer complaints and has interfered with our ability to provide certain services to our customers. We believe the majority of the issues surrounding the website and systems conversion have been identified and are being corrected.

General and administrative expenses decreased to $566,000 for the first quarter of fiscal 2005 compared to $693,000 for the first quarter of fiscal 2004. The decrease was primarily due to lower staffing costs. General and administrative expenses consist of costs related to finance, legal and accounting services, investor relations, human resources, and other general corporate activities.

Liquidity and Capital Resources

As of February 25, 2005, our principal source of liquidity included approximately $2.7 million of cash and cash equivalents.

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2004, cash flow used in operations was $1,600,000, primarily attributable to a net loss of $1,672,000. For the first quarter of fiscal 2005, cash flow used in operations was $144,000. Cash and cash equivalents declined from $4,756,000 at the beginning of fiscal 2004 to $2,197,000 as of December 25, 2004. The Company expects a further decline in cash and cash equivalents from operating activities in fiscal 2005 primarily due to continued operating losses resulting from declines in film revenues.

Management has taken various actions, including reductions in its workforce and operating expenditures, to more closely align its cost structure with its reduced revenue levels and to improve its operating margins and cash flows. The Company also expects to lower its costs through a combination of production efficiencies and use of third-party providers. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources and the risks of executing on its current business plan.

On February 16, 2005 the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures, common stock and warrants to Sunra Capital Holdings, Ltd. Under the agreement, Sunra purchased $2,000,000 of debentures and warrants to purchase 1,904,762 shares of common stock for cash and agreed to purchase between $1,000,000 and $2,000,000 of common stock at $0.1078 per share and receive warrants to purchase up to an additional 1,904,762 shares of common stock in a second closing subject to the approval by shareholders of a recapitalization proposal, including amendments to the articles of incorporation, at the Company's upcoming annual meeting. In the event the recapitalization and other proposals are approved by shareholders, the $2,000,000 of debentures will automatically convert into approximately 18,553,000 shares of common stock.

Management believes that based on its current cash balance, which includes cash from the sale of $2,000,000 of debentures noted above, and its current operational plans, the Company will have sufficient cash to fund its operations through at least the next twelve months.

Net cash used in operating activities was $144,000 during the first quarter of fiscal 2004 compared to $819,000 in fiscal 2003. In fiscal 2004, the net cash used was primarily due to the net loss, offset by reductions in inventory levels and increases to accounts payable. The reductions in inventory levels are consistent with the lower production volumes. The increase in payables is primarily due to product costs and marketing activities related to holiday sales and the purchase of Customer Relationship Management (“CRM”) Software.

Net cash used in investing activities was $163,000 for fiscal 2005 compared to $188,000 in fiscal 2004. Equipment purchased during the first quarter consists primarily of the CRM software discussed above, plus additional hardware and servers for the image archive.

Net cash from financing activities is primarily due to stock option exercises.

Controls and Procedures

At the end of the period covered by this report, as part of our quarterly review, we evaluated, under the supervision and with the participation of the Company's management, including our chief executive officer and chief accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the chief executive officer and the chief accounting officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For an update concerning the legal proceedings, see Note M of Notes to Consolidated Financial Statements in Part I above.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

31.1	Certification pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officers pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Reports on Form 8-K.

Form 8-K dated November 8, 2004 – Item 5.02 – Resignation of Director, Mr. Gary Christophersen

Form 8-K dated November 17, 2004 – Item 2.02 – Results of Operations and Financial Condition for fourth quarter and year ended September 25, 2004

Form 8-K dated November 19, 2004 – Item 5.02 – Resignation of Director, Mr. Douglas Swerland

Form 8-K dated December 22, 2004 – Item 8.01 –Other Events - Agreement for equity financing and proposed recapitalization

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTOWORKS, INC.

DATED: March 11, 2005	/s/ Philippe Sanchez
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

3.2	Articles of Amendment to Articles of Incorporation dated January 25, 2000. (Incorporated by reference from Form 10-Q for the quarter ended December 25, 1999.)

3.3	Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated February 9, 2000
(Incorporated by reference to Exhibit 3.1 filed with the Company’s 8-K filed February 16, 2000)

3.4	Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated April 24, 2001
(Incorporated by reference to Exhibit 3.1 filed with the Company’s 8-K filed April 27, 2001)

3.5	Articles of Correction to Articles of Incorporation of PhotoWorks, Inc. dated April 25, 2001
(Incorporated by reference to Exhibit 3.2 filed with the Company’s 8-K filed April 27, 2001)

3.6	Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock
(Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on 10-K
for the year ended September 25, 1999)

3.7	Bylaws of the Company, as amended and restated on September 23, 2004.
(Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 2004)

4.1	Rights Agreement dated December 16, 1999 between the Registrant and Chase Mellon
Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted
	pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

32	Certification of Principal Executive Officers pursuant to 18 U.S.C Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

EXHIBIT 31.1

CERTIFICATION

I, Philippe Sanchez, certify that:

1.	I have reviewed this quarterly report on Form 10Q of PhotoWorks, Inc.;
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date	March 11, 2005

/s/ Philippe Sanchez

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 11, 2005

/s/ Loran Cashmore Bond

Loran Cashmore Bond, Chief Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-Q for the period ending December 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, and Loran Cashmore Bond, Chief Accounting Officer certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, as of the date hereof, to the best of our knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the stated periods.

Signature: /s/ Philippe Sanchez	Signature: /s/ Loran Cashmore Bond
Philippe Sanchez	Loran Cashmore Bond
Chief Executive Officer	Chief Accounting Officer

Dated: March 11, 2005	Dated: March 11, 2005