Form 10-Q
period 2005-05-27
PHOTOWORKS INC /WA
filed 2005-05-31
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 26, 2005	Commission file No. 0-15338

PHOTOWORKS, INC.

(Exact name of registrant as specified in its charter.)

Washington	91-0964899
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1260 16th Avenue West, Seattle, WA	98119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(206) 281-1390

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

Yes     No X

As of May 20, 2005, there were issued and outstanding 18,451,875 shares of common stock, par value $0.01 per share.

Index to Exhibits at Page 19

PHOTOWORKS, INC.

INDEX

Page No.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements	3-11

Consolidated Balance Sheets as of March 26, 2005
and September 25, 2004	3

Consolidated Statements of Operations for the second quarters
ended March 26, 2005 and March 27, 2004	4

Consolidated Statements of Cash Flows for the second quarters
ended March 26, 2005 and March 27, 2004	5

Notes to Consolidated Financial Statements	6-11

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	12-16

PART II -- OTHER INFORMATION

Item 1 – Legal Proceedings	17

Item 6 – Exhibits and Reports on Form 8-K	17

SIGNATURES	18

INDEX TO EXHIBITS	19

CERTIFICATIONS	20-22

PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHOTOWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(UNAUDITED)		(NOTE)
March 26,	September 25,
ASSETS	2005	2004

CURRENT ASSETS

Cash and cash equivalents	$2,258	$2,481
Accounts receivable, net of allowance for doubtful accounts	69	71
Current portion of vendor receivables	440	284
Inventories	177	467
Prepaid expenses	193	122
TOTAL CURRENT ASSETS	3,137	3,425

Property, plant, and equipment at cost, less accumulated depreciation	1,807	1,800
Other long-term assets	258	290

TOTAL ASSETS	$5,202	$5,515

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$1,234	$1,302
Accrued compensation	639	628
Other accrued expenses	365	378
ITC penalty, current portion	246	239
Current portion of capital lease obligations	6	6
Deferred revenues	476	550
TOTAL CURRENT LIABILITIES	2,966	3,103

Subordinated convertible debentures	2,500	2,500
Subordinated convertible debentures – Sunra Holdings, net (Note M)	1,011	-
ITC penalty, non-current portion	451	437
Capital lease obligations, net of current portion	8	11
TOTAL LIABILITIES	6,936	6,051

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT

Preferred Stock, $0.01 par value, authorized 2,000,000 shares,
issued and outstanding 15,000 shares	-	-
Common Stock, $0.01 par value, authorized 101,250,000
shares, issued and outstanding 18,451,875	185	181
Additional paid-in capital	17,701	16,361
Accumulated deficit	(19,620)	(17,078)
TOTAL SHAREHOLDERS' DEFICIT	(1,734)	(536)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,202	$5,515

Note: The September 25, 2004 consolidated balance sheet has been derived from audited consolidated financial statements.

See accompanying notes to consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share and share data)

Second Quarter Ended			Six Months Ended
March 26,	March 27,	March 26,		March 27,
	2005	2004	2005	2004

Net revenues	$2,934	$4,553	$7,153	$10,308
Cost of goods and services	2,231	3,708	5,208	7,761
Gross profit	703	845	1,945	2,547

Operating expenses:

Marketing	395	600	1,129	1,232
Information technology services	871	746	1,763	1,556
General and administrative	1,002	28	1,568	721
Total operating expenses	2,268	1,374	4,460	3,509

Loss from operations	(1,565)	(529)	(2,515)	(962)

Other income (expense):

Interest expense	(70)	(59)	(125)	(117)
Financing costs	(315)	-	(315)	-
Other income, net	399	25	413	49
Other income (expense), net	14	(34)	(27)	(68)

Loss before income taxes	(1,551)	(563)	(2,542)	(1,030)
Benefit from income taxes	-	100	-	100

Net loss	$(1,551)	$(463)	$(2,542)	$(930)

Basic net loss per share	$(.09)	$(.03)	$(.14)	$(.06)
Diluted net loss per share	$(.09)	$(.03)	$(.14)	$(.06)

Weighted average shares - basic	17,967,000	16,719,000	17,859,000	16,693,000
Weighted average shares - diluted	17,967,000	16,719,000	17,859,000	16,693,000

See accompanying notes to consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

Six Months Ended
March 26,	March 27,
2005	2004

OPERATING ACTIVITIES:

Net loss	$(2,542)	$(930)
Charges to income not affecting cash:
Depreciation and amortization	539	746
Vendor settlement	-	(738)
Imputed interest	-	25
Stock-based compensation	26	72
Deferred revenues	(74)	(71)
Deferred transaction costs	(58)	-
Financing cost amortization	313	-
Gain on disposal of furniture, fixtures and equipment	-	(18)
Income tax receivable	-	(100)
Net change in receivables, inventories, prepaid expenses, payables and other	37	(1,143)

NET CASH USED IN OPERATING ACTIVITIES	(1,759)	(2,157)

INVESTING ACTIVITIES:

Purchases of property, plant, and equipment	(509)	(281)
Proceeds from sales of furniture, fixtures and equipment	-	18

NET CASH USED IN INVESTING ACTIVITIES	(509)	(263)

FINANCING ACTIVITIES:

Proceeds from sale of subordinated debt	2,000	-
Proceeds from issuance of common stock	48	4
Payments on capital lease obligation	(3)	(1)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	2,045	3

DECREASE IN CASH AND CASH EQUIVALENTS	(223)	(2,417)

Cash and cash equivalents at beginning of period	2,481	4,756

CASH AND CASH EQUIVALENTS

AT END OF PERIOD	$2,258	$2,339

Supplemental cash flow information:

Cash paid for interest expense	$87	$88

See accompanying notes to consolidated financial statements.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

PHOTOWORKS, INC: PhotoWorks (or the “Company”) is an online photography services company with a 25-year national heritage of helping photographers - both film and digital - share and preserve their memories with innovative and inspiring products and services. In addition to offering high quality prints, email sharing and high-end Signature Cards, PhotoWorks specializes in the creation of sophisticated Custom Photo Books that are easily created online at PhotoWorks.com, allowing consumers to showcase their pictures in a professionally printed and bound book. PhotoWorks offers its services primarily in the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the six-months ended March 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2005. Our quarterly operating results will fluctuate for many reasons, including but not limited to, the seasonality of consumer photographic activity; the mix of products we sell; and the promotional activities we conduct. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 below and under Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended September 25, 2004 and the Company’s consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues and expenses. Such estimates primarily related to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Certain prior year amounts have been reclassified to conform to the current period’s presentation.

NOTE B – LIQUIDITY

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. The Company expects a further decline in cash and cash equivalents from operating activities in fiscal 2005 primarily due to continued operating losses resulting from declines in film revenues. The Company has taken various actions including reductions in its workforce and operating expenditures, to more closely align its cost structure with its reduced revenue levels and to improve its operating margins and cash flows and expects to lower its costs through a combination of production efficiencies and use of third-party providers. Management has also developed a revised business plan for the Company that emphasizes product offerings for digital photography as the new backbone of the Company's business. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources and the risks of executing on its current business plan.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B – LIQUIDITY (continued)

On February 16, 2005 the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures, common stock and warrants to Sunra Capital Holdings, Ltd. Under the agreement, Sunra purchased $2,000,000 of debentures and warrants to purchase 1,904,762 shares of common stock for cash and agreed to purchase between $1,000,000 and $2,000,000 of common stock at $0.1078 per share and receive warrants to purchase up to an additional 1,904,762 shares of common stock in a second closing subject to the approval by shareholders of a recapitalization proposal, including amendments to the articles of incorporation, at the Company's upcoming annual meeting on June 28, 2005. In the event the recapitalization and other proposals are approved by shareholders, the $2,000,000 of debentures purchased on February 16, 2005, will automatically convert into 18,552,876 shares of common stock.

While the Company has yet to return to profitability, management believes that, based on its financing plans discussed above and current cash balance and operational plans, the Company will have sufficient cash to fund its operations through at least the next twelve months.

NOTE C – INVENTORIES

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies. An inventory reserve is established based on the valuation of the Company’s inventory, and those inventories which are obsolete or in excess of forecasted usage or their estimated net realizable value.

NOTE D – VENDOR RECEIVABLE

Through fiscal 2004, the Company participated in an experience-rated, refunding contract for its group health plan. Due to the Company’s claims experience during the contract periods, the Company had a net gain of $315,249 and is eligible to receive a refund after a final settlement is determined in approximately January 2006. The Company recorded the net gain as other income in the second quarter of fiscal 2005. The Company received a partial refund of $180,311 in April 2005 and expects to receive the final settlement amount in the first quarter of fiscal 2006.

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

NOTE E – DEFERRED REVENUES

Deferred revenues relate primarily to the Prepaid Print Credits and Pick Your Prints products. Under the Pick Your Picks program, a customer’s images are digitized and only the negatives are initially mailed back. As part of the initial transaction, a customer is issued one print credit per image developed which they can then use to purchase only the photos they want to develop into prints. Prints are then produced utilizing the digital images. A portion of the initial purchase is deferred equal to the relative fair value of the digital prints. Under the prepaid print credit offer, customers essentially receive discounted prices on digital products by purchasing bulk quantities of print credits. No revenue is recognized at the time the print credits are purchased. The Company recognizes the revenue from these offerings and similar offerings based on the relative fair values of the products contained in the offers when such products are actually shipped. As of March 26, 2005, approximately $402,000 is deferred under these programs.

Other deferred revenues of approximately $74,000 consist primarily of coupons and discounts for future orders and amounts associated with the online storage of customer images.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F – INCOME TAXES

The Company has net deferred tax assets estimated at approximately $13,000,000, comprised primarily of net operating loss carryforwards. Due to the recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance of $12,605,000 has been recorded against net deferred tax assets.

NOTE G – STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosures,” and applies Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company’s stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. In December 2004, SFAS No. 123R was released, which requires all share-based payments to employees, including grants of employee stock option, to be recognized in the financial statements based on their fair values. Pro forma disclosure will no longer be an alternative to financial statement recognition and the information heretofore included only in the footnotes to the Company’s financial statements will be included in the body of the financial statements after SFAS No. 123R is adopted by the Company in its first quarter of fiscal 2006. Management is still exploring the transition provisions allowed by the statement.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

March 26, 2005	March 27, 2004
Risk free interest rate	3.91%	1.93%
Expected volatility	162.59%	183.09%
Expected option life	3.08 years	3.08 years
Dividend yield	0.00%	0.00%

Under SFAS No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net loss would have been increased as follows:

Second Quarter Ended		Six Months Ended
March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Net loss as reported	$(1,551,000)	$(463,000)	$(2,542,000)	$(930,000)

Add: Stock-based compensation expense

included in net loss, net of related tax effects	12,000	43,000	26,000	72,000
Deduct: Stock-based compensation as determined
under FAS 123, net of related tax effects	(29,000)	(74,000)	(103,000)	(405,000)
Pro forma net loss	$(1,568,000)	$(494,000)	$(2,619,000)	$(1,263,000)

Loss per share as reported	$(.09)	$(.03)	$(.14)	$(.06)
Pro-forma loss per share	$(.09)	$(.03)	$(.15)	$(.08)

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H – LOSS PER SHARE

Net loss per share is computed based on the weighted average number of common shares outstanding during the period. Convertible preferred shares, convertible subordinated debentures, outstanding warrants, and stock options to purchase shares of common stock were excluded from the computations of net loss per share because their effect was antidilutive. The following table sets forth the computation of basic and diluted net loss per share:

Second Quarter Ended		Six Months Ended
March 26, 2005	March 27, 2004	March 26, 2005	March 29, 2004

Numerator for net loss per common share:

Net loss	$(1,551,000)	$(463,000)	$(2,542,000)	$(930,000)

Denominator for basic net loss per share:
Weighted-average number of common
shares outstanding	18,367,000	16,719,000	18,259,000	16,693,000
Weighted average number of common
shares held in escrow	(400,000)	-	(400,000)	-

Effect of dilutive securities:
Stock options, warrants, convertible
preferred shares, subordinated debentures	-	-	-	-
Denominator for diluted net loss per share	17,967,000	16,719,000	17,859,000	16,693,000

Net loss per share	$(0.09)	$(0.03)	$(0.14)	$(0.06)

At March 26, 2005 and March 27, 2004 there were 27,451,355 and 7,711,108 stock options, warrants, and common stock upon conversion of Series A preferred shares and Subordinated Convertible Debentures dated February 16, 2005, respectively, that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

NOTE I – PURCHASE OF PHOTOACCESS TECHNOLOGIES ASSETS

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

NOTE J – ITC SETTLEMENT

In September 2003, the Company negotiated a settlement agreement with the International Trade Commission, whereby the Company pays $250,000 in July for each of the four years beginning in 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in the fiscal 2003 financial statements for this matter.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K– SHAREHOLDERS’ EQUITY

Convertible Preferred Stock

The shares of Series A preferred stock have a current conversion price of $4.618 and are convertible into a total of 3,248,159 shares of common stock. The holders are entitled to the number of votes equal to the number of shares of common stock into which the preferred stock could be converted. Outstanding warrants that were issued as part of this transaction expired in February 2005. The shares are convertible at the holder’s option at any time and may be redeemed by the Company for $4.618 per share, subject to anti-dilution provisions, at any time.

The holders of the Series A preferred stock have a preference on the sale or liquidation of the Company. The aggregate amount of the liquidation preference at March 26, 2005 is $19,612,500, inclusive of accumulated dividends. The holders of Series A preferred stock have preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company’s board of directors. To date, no such dividends have been declared. .

The Company will submit a recapitalization proposal for approval by shareholders at its upcoming annual meeting on June 28, 2005. Upon approval of the recapitalization proposal the holder of Series A Preferred Stock will exchange their shares of Series A Preferred Stock and liquidation preferences for 20,746,885 shares of Common Stock at an exchange ratio of $.723 per share.

NOTE L – CONVERTIBLE DEBENTURES

In April 2001, the Company issued $2,500,000 of convertible debentures carrying a 7% interest rate. The debentures are convertible, at the discretion of the holders, into Series B preferred stock at an original conversion price of $75.00 per share. Each share of Series B preferred stock is convertible, at the option of the holder, at any time, into 100 shares of common stock (Series B conversion to common stock is currently $0.736 per common share, subject to anti-dilution provisions). The Series B preferred stock has a preference on sale or liquidation of the Company of $5,000,000. If not previously converted, the debentures are required to be repaid in April 2006.

The Company will submit a recapitalization proposal for approval by shareholders at its upcoming annual meeting on June 28, 2005. Upon approval of the recapitalization proposal the holders of the debentures will convert their Series B Debentures into 22,725,000 shares of Common Stock at a conversion price of $.11 per share. Upon such conversion, the holders of the debentures will receive warrants to acquire up to 2,272,500 shares of Common Stock of the Company at an exercise price of $.21 per shares.

NOTE M – SUBORDINATED CONVERTIBLE DEBENTURE - SUNRA

On February 16, 2005, the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures and warrants to Sunra Capital Holdings, Ltd (“Sunra”). Under the agreement, Sunra purchased $2,000,000 of debentures for cash and agreed to purchase between $1,000,000 and $2,000,000 of common stock at $.1078 per share in a second closing subject to certain conditions. The debentures bear interest at 6% per annum, are payable interest only on a quarterly basis commencing June 30, 2005. The principal is due and payable on April 30, 2008. The debentures are convertible into an aggregate of 18,552,875 shares of common stock of the Company at a conversion price of $.1078 per share. In addition to the debentures, warrants were issued to purchase 1,904,762 shares of common stock at an exercise price of $.21.

The Company recorded a $275,000 charge to other expense to reflect financing costs related to the issuance of the 1,904,762 warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model. The $275,000 was recognized as a period expense due to the fact that the 1,904,762 shares have been deemed to be fully earned as of the date of the agreement.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M – SUBORDINATED CONVERTIBLE DEBENTURE – SUNRA (continued)

In addition, the Company recorded a beneficial conversion of $968,000 computed at the intrinsic value that was the difference between the conversion price of $.1078 and the market value of $.16 on the date of closing. The beneficial conversion will be amortized over the life of the convertible debt (38.5 months) as financing costs. Upon conversion of the debenture, all unamortized amounts related to the beneficial conversion will be charged to financing costs.

Transaction costs related to the $2,000,000 subordinated note were $60,000 and were recorded as a discount to the note. The transaction costs will be amortized over the life of the convertible debenture as financing costs. Upon conversion of the debenture, all unamortized transaction costs will be charged to financing costs.

The Company will submit a recapitalization proposal for approval by shareholders at its upcoming annual meeting on June 28, 2005. Upon approval of the recapitalization proposal the debentures will automatically convert into common stock and all unamortized costs discussed above will be expensed. In addition, upon such approval, Sunra will complete the purchase of $1,000,000 to $2,000,000 of common stock as described above and will receive 20% warrant coverage on the additional purchase price at a price of $.21 per share.

Summary of transaction:

Sale to Sunra of subordinated convertible debentures on February 16, 2005	$2,000,000
Fair value of warrants	(275,000)

Beneficial conversion: 18,552,876 shares x $.0522

(difference between share price on closing ($.16) and conversion price $.1078)	(968,000)
Transaction costs	(60,000)
Financing costs - warrants	275,000
Amortized beneficial conversion at March 26, 2005	37,000
Amortized transaction costs at March 26, 2005	2,000
Net subordinated convertible debentures – Sunra	$1,011,000

NOTE N – OUTSOURCE AGREEMENT

In January 2005, the Company signed an agreement with a wholesale photofinisher whereby that photofinisher will process all mail order film processing and reprint orders. The transition to outsource these operations is anticipated to be completed in the third quarter of fiscal 2005. Pursuant to this agreement, the Company will initiate a reduction in its workforce, representing approximately 50% of its current workforce. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company has recorded a charge of approximately $175,000 related to workforce reductions in its second quarter of fiscal year 2005.

The equipment used in the Company’s existing film processing operations was fully depreciated at the end of the second quarter of fiscal 2005. Therefore, no additional write-downs to equipment will be recorded. Management believes it will be able to use the inventory currently on hand prior to the transition.

NOTE O – CONTINGENCIES

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

General

PhotoWorks (or the “Company”) is an online photography services company with a 25-year national heritage of helping photographers - both film and digital - share and preserve their memories with innovative and inspiring products and services. In addition to offering high quality prints, email sharing and high-end Signature Cards, PhotoWorks specializes in the creation of sophisticated Custom Photo Books that are easily created online at PhotoWorks.com, allowing consumers to showcase their pictures in a professionally printed and bound book.

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

Reserve for Obsolete Inventory

We regularly assess the valuation of our inventory and write down those inventories that are obsolete, or in excess of forecasted usage, to their estimated realizable value. A reserve for obsolescence is recorded against inventory for any film or paper inventories that are nearing their expiration dates. Additional reserves are recorded for slow-moving or discontinued stock to the extent it is estimated the materials may go unused based on historical inventory turnover, changes in products or marketing promotions or other anticipated changes in product mix over the next year, seasonality, or other factors. Estimates of future usage are based on estimates of future production and product mix. Management believes it will be able to use all of the inventory currently on hand prior to the transition of film processing to a third party, which is anticipated to be completed in the third quarter of fiscal 2005. If actual production or product mix differs from our estimates, we may need to record additional reserves for obsolete inventory.

Long- Lived Assets

Property, plant, and equipment are depreciated over their estimated useful lives as determined by their placed-in-service date. Management reviews these initial estimates quarterly and if the estimates need to be revised, the assets are depreciated over the remaining useful life. Beginning in the fourth quarter of 2004, the Company began researching alternatives to increase its operational efficiencies for its film processing operations. The majority of the Company’s equipment is related to film processing and has been fully depreciated. However, a few assets had remaining lives beyond management’s current estimate. The estimated remaining useful lives of those assets was revised to approximately nine months and, as a result, additional depreciation expense of approximately $150,000 was recorded during the first six months of fiscal 2005.

Deferred Revenues

Deferred revenues relate primarily to the Prepaid Print Credits and Pick Your Prints products, which were introduced around the beginning of fiscal 2004. With prepaid print credits, customers essentially receive discounted prices on digital products by purchasing bulk quantities of print credits. No revenue is recognized at the time the print credits are purchased. The revenue is deferred until the credits are used to purchase actual products and the products have been shipped to the customer. The Pick Your Prints product offered film developing with high-resolution scanning. For one price, the customer received their developed negatives and subsequently orders, online, only the prints they want. The Company deferred revenue from the initial film processing and scanning based on the relative fair value of the digital prints to all of the product components. This deferred revenue is recognized when customers order and are shipped their digital prints. In October 2004, these products were enhanced so that the print credits were extendable to all digital products. Given this enhancement and the relative newness of these product offerings, management does not believe it can currently estimate, with reasonable accuracy, any breakage on the above products. As more information becomes available over the life cycle of these products, management may be able to reasonably estimate a breakage factor, which may have a material impact on revenues and gross margins.

Deferred Tax Assets

We have net deferred tax assets estimated at approximately $13,000,000, comprised primarily of net operating loss carryforwards. Due to our recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, we have recorded a valuation allowance of $13,000,000 against our net deferred tax assets.

Results of Operations

The following table presents information from the Company’s consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

	Second Quarter Ended	Six Months Ended
March 26,	March 27,	March 26,	March 27,
2005	2004	2005	2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods and services	76.0	81.4	72.8	75.3
Gross profit	24.0	18.6	27.2	24.7

Operating expenses:

Marketing	13.5	13.2	15.8	11.9
Information technology services	29.7	16.4	24.6	15.1
General and administrative	34.1	.6	21.9	7.0
Total operating expenses	77.3	30.2	62.3	34.0

Loss from operations	(53.3)	(11.6)	(35.1)	(9.3)

Total other income (expense)	.5	(.8)	(.4)	(.7)

Net loss before income taxes	(52.8)	(12.4)	(35.5)	(10.0)
Benefit from income taxes	-	2.2	-	1.0

Net loss	(52.8)%	(10.2)%	(35.5)%	(9.0)%

The Company incurred a net loss of $2,542,000 in the six months of fiscal 2005, compared to a net loss of $930,000 for the first six months of fiscal 2004. The net loss for fiscal 2005 is primarily due to continued decline in film processing revenues. In addition, the net loss for fiscal 2005 included increased investments in information technology services and costs associated with a reduction in the company’s workforce planned for the third quarter of fiscal 2005. Fiscal 2004 general and administrative expenses included a reduction of $738,000 related to a settlement agreement with a service provider.

Net revenues for the second quarter of fiscal 2005 were $2,934,000, compared to net revenues of $4,553,000 in the second quarter of fiscal 2004. For the six months ended March 26, 2005, net revenues were $7,153,000 compared to $10,308,000 for the same period of fiscal 2004. The decrease in net revenues for fiscal 2005 is primarily due to a 41.4% decline in revenues from traditional film processing volumes, partially offset by 27.4% growth in revenues from digital-based products and services. Digital revenues in the second quarter of fiscal 2005 were $652,000 compared to $606,000 in the second quarter of fiscal 2004. Year to date revenues from digital products and services increased to $1,975,000 in fiscal 2005 compared to $1,551,000 for the same period of fiscal 2004. The increase in revenues from digital products and services for fiscal 2005 was primarily due to strong sales of the Company’s new digital products such as the high-end Signature Cards during the holiday period and sales of its Custom Photo Books.. Net revenues in fiscal 2005 are expected to be lower than fiscal 2004 primarily due to lower film processing volumes.

Gross profit in the second quarter of fiscal 2005 increased to 24.0% compared to 18.6% in the second quarter of fiscal 2004. For the first six months of fiscal 2005, gross profit increased to 27.2% compared to 24.7% for the same period of fiscal 2004. The increase in gross profit is primarily due to increased sales of higher margin digital products and reductions in fixed overhead costs associated with equipment and facilities and reductions in overhead staffing. Gross profit fluctuates due to the seasonal nature of revenues when measured against relatively fixed overhead costs.

In January 2005, the Company had signed an agreement to outsource its traditional film processing to a third-party film processing provider. Upon full implementation, it is expected that this agreement will allow the Company to further reduce overhead expenses by approximately $1,600,000 on an annualized basis. The Company provided 60-day notices to approximately 66 employees and recorded a charge of $175,000 in the second quarter of fiscal 2005 related to the estimated costs of the reduction in its workforce.

Marketing expenses in the second quarter of fiscal 2005 decreased to $395,000, compared to $600,000 in the second quarter of fiscal 2004. Marketing expenses for the first six months of fiscal 2005 were $1,129,000 compared to $1,232,000 for the first six months of fiscal 2004. Current marketing initiatives focus on the introduction and trial of the Company’s new products and services such as the Custom Photo Book and Signature Cards. The Company is testing various online channels for customer acquisition. Marketing expenses will fluctuate due to the timing of marketing promotions and product introductions.

Information technology services increased to $871,000 in the second quarter of fiscal 2005 compared to $746,000 in the second quarter of fiscal 2004. Information technology services expenses increased to $1,763,000 for the first six months of fiscal 2005 compared to $1,556,000 in the first six months of fiscal 2004. IT services consists of costs incurred to develop and maintain the website and related photo archiving infrastructure, as well as maintaining and operating the computerized film processing equipment and systems. The increase is due to depreciation of the new website and archive infrastructure that was developed over the latter half of fiscal 2004 and launched in October 2004. The old archive system is being phased out over fiscal 2005, as customer accounts and images are transferred. This process is anticipated to be completed during the third quarter of fiscal 2005. The Company anticipates increased investments in information technology services for fiscal 2005 to support the Company’s new product and digital initiatives.

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

General and administrative expenses increased to $1,002,000 for the second quarter of fiscal 2005 compared to $28,000 in the second quarter of fiscal 2004. General and administrative costs in the second quarter of fiscal 2004 included a reduction in administrative expenses of $738,000 as a result of a settlement agreement with a service provider. In the second quarter of fiscal 2005, the Company incurred costs of approximately $175,000 associated with the Company’s recapitalization plan and $175,000 for estimated costs related to a reduction in its workforce planned for the third quarter of fiscal 2005. General and administrative expenses consist of costs related to finance, legal and accounting services, investor relations, human resources, and other general corporate activities.

Other income for fiscal 2005 was $413,000 compared to $49,000 in fiscal 2004. Through fiscal 2004, the Company participated in an experience-rated, refunding contract for its group health plan. Due to the Company’s claims experience during the contract periods, the Company had a net gain of $315,249 and is eligible to receive a refund after a final settlement is determined in approximately January 2006. The Company recorded the net gain as other income in the second quarter of fiscal 2005.

Other expense in fiscal 2005 included financing costs associated with the sale of $2,000,000 of subordinated convertible debentures in February 2005 as discussed under Note M of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of May 20, 2005, our principal source of liquidity included approximately $1.6 million of cash and cash equivalents. The $1.6 million cash balance includes the $2.0 million received from the sale of subordinated convertible debentures on February 16, 2005.

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2004, cash flow used in operations was $1,600,000, primarily attributable to a net loss of $1,672,000. For the first six months of fiscal 2005, cash flow used in operations was $1,759,000 is primarily attributable to a net loss of $2,367,000. Cash and cash equivalents declined from $4,756,000 at the beginning of fiscal 2004 to $2,258,000 as of March 26, 2005. The Company expects a further decline in cash and cash equivalents from operating activities in fiscal 2005 primarily due to continued operating losses resulting from declines in film revenues and further investments in marketing and technology initiatives.

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

On February 16, 2005 the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures, common stock and warrants to Sunra Capital Holdings, Ltd. Under the agreement, Sunra purchased $2,000,000 of debentures and warrants to purchase 1,904,762 shares of common stock for cash and agreed to purchase between $1,000,000 and $2,000,000 of common stock at $0.1078 per share and receive warrants to purchase up to an additional 1,904,762 shares of common stock in a second closing subject to the approval by shareholders of a recapitalization proposal, including amendments to the articles of incorporation, at the Company's upcoming annual meeting on June 28, 2005. In the event the recapitalization and other proposals are approved by shareholders, the $2,000,000 of debentures will automatically convert into 18,552,875 shares of common stock.

Management believes that based on its financing plans noted above, current cash balance, which includes cash from the sale of $2,000,000 of debentures in February 2005, and its current operational plans, the Company will have sufficient cash to fund its operations through at least the next twelve months.

Net cash used in operating activities was $1,759,000 during the first six months of fiscal 2005 compared to $2,157,000 for the same period in fiscal 2004. In fiscal 2004, the net cash used was primarily due to the net loss, offset partially by reductions in inventory levels and increases in accounts payable. The reductions in inventory levels are consistent with the lower production volumes.

Net cash used in investing activities was $509,000 for fiscal 2005 compared to $281,000 in fiscal 2004. Equipment purchased during the fiscal 2005 consists primarily of CRM software plus additional hardware and servers for the image archive.

Net cash from financing activities includes the sale of subordinated convertible debentures and stock option exercises.

Controls and Procedures

At the end of the period covered by this report, as part of our quarterly review, we evaluated, under the supervision and with the participation of the Company's management, including our chief executive officer and chief accounting officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the chief executive officer and the chief accounting officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no changes in the Company's internal controls or in other factors that could materially affect internal controls subsequent to their evaluation.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For an update concerning the legal proceedings, see Note O of Notes to Consolidated Financial Statements in Part I above.

ITEM 6 – EXHIBITS

See Index to Exhibits on page __

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTOWORKS, INC.

DATED: May 27, 2005	/s/ Philippe Sanchez
Philippe Sanchez
President and Chief Executive Officer

/s/ Loran Cashmore Bond
Loran Cashmore Bond
(Vice President Administration and Chief Accounting Officer)

INDEX TO EXHIBITS

PHOTOWORKS, INC.

Quarterly Report on Form 10-Q

For The Quarter Ended March 26, 2005

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

April 24, 2001(Incorporated by reference to Exhibit 3.1 filed with the Company’s 8-K filed April 27, 2001)

3.5	Articles of Correction to Articles of Incorporation of PhotoWorks, Inc. dated April 25, 2001

(Incorporated by reference to Exhibit 3.2 filed with the Company’s 8-K filed April 27, 2001)

3.6	Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock

(Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on 10-Kfor the year ended September 25, 1999)

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

10.1*	Photofinishing Services Agreement with District Photo dated January 18, 2005 (Exhibit for which confidential treatment has been granted)

10.2*	Fiscal 2005 Employee Performance Incentive Program

10.3*	Convertible Note, Warrant and Common Stock Purchase Agreement dated February 16, 2005 between PhotoWorks, Inc. and Sunra Capital Holdings, Ltd.

10.4*	Investor Rights Agreement dated February 16, 2005 among PhotoWorks, Inc., Sunra

Capital Holdings, Ltd., Orca Bay Partners, Madrona Venture Fund I-A, L.P.,

Madrona Venture Fund I-B, L.P., Madrona Managing Director Fund, LLC, and Matinicus LP

10.5*	Amended and Restated Investor Rights Agreement dated February 16, 2005 among

PhotoWorks, Inc., Sunra Capital Holdings, Ltd., Orca Bay Partners, Madrona Venture

Fund I-A, L.P., Madrona Venture Fund I-B, L.P., Madrona Managing Director Fund, LLC,

Tim and Alexa Carver, Stanley McCammon, Aaron Singleton and Matinicus LP

10.6*	Subordinated Convertible Note dated February 16, 2005 issued by PhotoWorks, Inc. to

Sunra Capital Holdings, Ltd.

10.7*	Warrant dated February 16, 2005 issued by PhotoWorks, Inc. to Sunra Capital Holdings, Ltd.

10.8*	Share Exchange Agreement dated February 16, 2005 among PhotoWorks, Inc. and the
	holders of Series A Preferred	Stock named therein

10.9*	Amendment to Subordinated Debentures dated February 16, 2005 between Photoworks, Inc.

and Matinicus LP

31.1*	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Principal Executive Officers pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date	May 27, 2005

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

Date: May 27, 2005

/s/ Loran Cashmore Bond

Loran Cashmore Bond, Chief Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-Q for the period ending March 26, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, and Loran Cashmore Bond, Chief Accounting Officer certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, as of the date hereof, to the best of our knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the stated periods.

Signature: /s/ Philippe Sanchez	Signature: /s/ Loran Cashmore Bond
Philippe Sanchez	Loran Cashmore Bond
Chief Executive Officer	Chief Accounting Officer

Dated: May 27, 2005	Dated: May 27, 2005