Form 10-Q
period 2005-08-09
PHOTOWORKS INC /WA
filed 2005-08-11
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 25, 2005	Commission file No. 0-15338

PHOTOWORKS, INC.

(Exact name of registrant as specified in its charter.)

Washington	91-0964899
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1260 16th Avenue West, Seattle, WA	98119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(206) 281-1390

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes XNo

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes     No X

As of August 1, 2005, there were issued and outstanding 19,794,672 shares of common stock, par value $0.01 per share.

Index to Exhibits at Page 20

PHOTOWORKS, INC.

INDEX

Page No.

PART I -- FINANCIAL INFORMATION

Item 1 - Financial Statements	3-12

Consolidated Balance Sheets as of June 25, 2005
and September 25, 2004	3

Consolidated Statements of Operations for the third quarters
ended June 25, 2005 and June 26, 2004	4

Consolidated Statements of Cash Flows for the third quarters
ended June 25, 2005 and June 26, 2004	5

Notes to Consolidated Financial Statements	6-12

Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations	13-17

PART II -- OTHER INFORMATION

Item 1 – Legal Proceedings	18

SIGNATURES	19

INDEX TO EXHIBITS	20

CERTIFICATIONS	21-23

PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PHOTOWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(UNAUDITED)		(AUDITED)
June 25,	September 25,
ASSETS	2005	2004

CURRENT ASSETS

Cash and cash equivalents	$ 1,474	$2,481
Accounts receivable, net of allowance for doubtful accounts	68	71
Current portion of vendor receivables	168	284
Inventories	208	467
Prepaid expenses	156	122
TOTAL CURRENT ASSETS	2,074	3,425

Property, plant, and equipment at cost, less accumulated depreciation	1,583	1,800
Other long-term assets	262	290

TOTAL ASSETS	$3,919	$5,515

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 1,412	$1,302
Accrued compensation	704	628
Other accrued expenses	464	378
ITC penalty, current portion	239	239
Current portion of capital lease obligations	6	6
Deferred revenues	453	551
Subordinated convertible debentures	2,500	0

TOTAL CURRENT LIABILITIES	5,777	3,103

Subordinated convertible debentures	0	2,500
Subordinated convertible debentures – Sunra Holdings, net (Note M)	1,011	-
ITC penalty, non-current portion	487	437
Capital lease obligations, net of current portion	7	11
TOTAL LIABILITIES	7,283	6,051

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' DEFICIT

Preferred stock, $0.01 par value, authorized 2,000,000 shares,
issued and outstanding 15,000 shares	-	-
Common stock, $0.01 par value, authorized 101,250,000
shares, issued and outstanding 18,099,708	185	181
Additional paid-in capital	17,704	16,361
Accumulated deficit	(21252)	(17,078)
TOTAL SHAREHOLDERS' DEFICIT	(3,363)	(536)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 3,919	$5,515

See accompanying notes to consolidated financial statements

PHOTOWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share and share data)

Third Quarter Ended			Nine Months Ended
June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004

Net revenues	$3,160	$4,690	$10,313	$14,998
Cost of goods and services	2,365	3,441	7,573	11,202
Gross profit	795	1,249	2,740	3,796

Operating expenses:

Marketing	769	694	1,898	1,833
Information technology services	934	392	2,697	1,292
General and administrative	611	1,136	2,179	2,606
Total operating expenses	2,314	2,222	6,774	5,731

Loss from operations	(1,519)	(973)	(4,034)	(1,935)

Other income (expense):

Interest expense	(82)	(58)	(207)	(175)
Financing costs	(30)	-	(345)	-
Other income, net	0	59	413	108
Other income (expense), net	(112)	1	(139)	(67)

Loss before income taxes	(1,631)	(972)	(4,173)	(2,002)
Benefit from income taxes	-	15	-	115

Net loss	$(1,631)	$(957)	$(4,173)	$(1,887)

Basic net loss per share	$(0.09)	$(0.06)	$(0.23)	$(0.11)
Diluted net loss per share	$(0.09)	$(0.06)	$(0.23)	$(0.11)

Weighted average shares - basic	17,967,000	16,835,000	17,859,000	16,740,000
Weighted average shares - diluted	17,967,000	16,835,000	17,859,000	16,740,000

See accompanying notes to consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

Nine Months Ended
June 25,	June 26,
2005	2004

OPERATING ACTIVITIES:

Net loss	$(4,173)	$(1,887)
Charges to income not affecting cash:
Depreciation and amortization	695	1,013
Vendor settlement	-	(738)
Imputed interest	-
Stock-based compensation	38	115
Deferred revenues	(98)	8
Deferred transaction costs	(58)	-
Financing cost amortization	339	-
Gain on disposal of furniture, fixtures and equipment	-	(34)
Income tax receivable	-	(15)
Reclassification of long term payable to short term payable	2500
Net change in receivables, inventories, prepaid expenses, payables and other	(694)	(185)

NET CASH USED IN OPERATING ACTIVITIES	(2,532)	(1,690)

INVESTING ACTIVITIES:

Purchases of property, plant, and equipment	(520)	(454)
Proceeds from sales of furniture, fixtures and equipment		36

NET CASH USED IN INVESTING ACTIVITIES	(520)	(418)

FINANCING ACTIVITIES:

Proceeds from sale of subordinated debt	2,000	-
Proceeds from issuance of common stock	48	9
Payments on capital lease obligation	(4)	(1)

NET CASH PROVIDED FROM FINANCING ACTIVITIES	2,044	8

DECREASE IN CASH AND CASH EQUIVALENTS	(1,008)	2,100

Cash and cash equivalents at beginning of period	2,482	4,756

CASH AND CASH EQUIVALENTS

AT END OF PERIOD	$1,474	$2,656

Supplemental cash flow information:

Cash paid for interest expense	$181	$88

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim results have been included. The Company follows a policy of recording its interim periods and year-end on a 13-week basis for comparability of results and to be consistent with its internal weekly reporting. Operating results for the nine-months ended June 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending September 24, 2005. Our quarterly operating results will fluctuate for many reasons, including but not limited to, the seasonality of consumer photographic activity; the mix of products we sell; and the promotional activities we conduct. For further information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 below and under Item 7 of Part II of the Company’s Annual Report on Form 10-K for the year ended September 25, 2004 and the Company’s consolidated financial statements and footnotes thereto also included in the Company's Annual Report.

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

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B – LIQUIDITY (continued)

On February 16, 2005 the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures, common stock and warrants to Sunra Capital Holdings, Ltd. Under the agreement, Sunra purchased $2,000,000 of debentures and warrants to purchase 1,904,762 shares of common stock for cash and agreed to purchase between $1,000,000 and $2,000,000 of common stock at $0.1078 per share and receive warrants to purchase up to an additional 1,904,762 shares of common stock in a second closing subject to the approval by shareholders of a recapitalization proposal, including amendments to the articles of incorporation, at the Company's annual meeting on June 28, 2005. At the Annual Meeting, the Company’s common stockholders ratified and approved the recapitalization plan presented in the Company’s proxy statement. Accordingly, the holders of outstanding Series A preferred stock and the Company’s outstanding convertible debentures have converted their securities into shares of Common stock. In addition, the approval of the recapitalization plan satisfied the remaining condition for the sale by the Company of $2 million of common stock. The conversion of the Series A preferred stock and convertible debentures and the closing of the financing occurred on July 27, 2005. For further information, refer to Forms 8-K filed on June 30, 2005 and August 2, 2005.

While the Company has yet to return to profitability, management believes that, based on its financing plans discussed above and current cash balance and operational plans, the Company will have sufficient cash to fund its operations through at least the next twelve months.

NOTE C – INVENTORIES

Inventories are stated at the lower of standard costs or market. Inventories consist primarily of film and photo finishing supplies. An inventory reserve is established based on the valuation of the Company’s inventory, and those inventories which are obsolete or in excess of forecasted usage or their estimated net realizable value.

NOTE D – VENDOR RECEIVABLE

Through fiscal 2004, the Company participated in an experience-rated, refunding contract for its group health plan. Due to the Company’s claims experience during the contract periods, the Company had a net gain of $315,249 and is eligible to receive a refund after a final settlement is determined in approximately January 2006. The Company recorded the net gain as other income in the second quarter of fiscal 2005. The Company received a partial refund of $180,311 in April 2005 and expects to receive the final settlement amount in the second quarter of fiscal 2006.

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

NOTE E – DEFERRED REVENUES

Deferred revenues relate primarily to the Prepaid Print Credits and Pick Your Prints products. Under the Pick Your Picks program, a customer’s images are digitized and only the negatives are mailed back. As part of the initial transaction, a customer is issued one print credit per image developed which they can then use to purchase only the photos they want printed. Prints are then produced utilizing the digital images. A prorated amount of the initial purchase is deferred equal to the relative fair value of the digital prints. Under the prepaid print credit offer, customers essentially receive discounted prices on prints by purchasing bulk quantities of print credits. No revenue is recognized at the time the print credits are purchased. The Company recognizes the revenue from these offerings and similar offerings based on the relative fair values of the products contained in the offers when such products are actually shipped. As of June 25, 2005, approximately $402,000 is deferred under these programs.         Other deferred revenues of approximately $72,000 consist primarily of coupons and discounts for future orders and amounts associated with the online storage of customer images.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F – INCOME TAXES

The Company has net deferred tax assets estimated at approximately $13,000,000, comprised primarily of net operating loss carry forwards. Due to the recent history of operating losses, the uncertainty of future taxable income, and limitations on the utilization of net operating loss carry forwards under IRC Section 382, an offsetting valuation allowance has been recorded against net deferred tax assets.

NOTE G – STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosures,” and applies Accounting Principles Board Opinion No. 25 (APB 25) and related Interpretations in accounting for its stock option plans. Accordingly, the Company’s stock-based compensation expense is recognized based on the intrinsic value of the option on the date of grant. In December 2004, SFAS No. 123R was released, which requires all share-based payments to employees, including grants of employee stock option, to be recognized in the financial statements based on their fair values. In compliance with SFAS No. 123R, the Company will adopt SFAS No. 123R in its fourth quarter of 2005.

Pro forma information regarding net loss and net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

June 25, 2005	June 26, 2004
Risk free interest rate	3.91%	3.24%
Expected volatility	52.00%	182.95%
Expected option life	1.94 years	3.04 years
Dividend yield	0.00%	0.00%

Under SFAS No. 123, if the Company had elected to recognize the compensation cost based upon the fair value of the options granted at grant date, net loss would have been increased as follows:

Third Quarter Ended		Nine Months Ended
June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net loss as reported	$(1,631,000)	$(957,000)	$(4,173,000)	$(1,887,000)

Add: Stock-based compensation expense

included in net loss, net of related tax effects	11,813	43,000	37,813	0
Deduct: Stock-based compensation as determined
under FAS 123, net of related tax effects	0	(116,000)	(103,000)	(508,000)

Pro forma net loss         $(1,619,000)$(1,030,000) $(4,238,000) $(2,280,000)

Loss per share as reported	($0.09)	($0.06)	($0.23)	($0.11)
Pro-forma loss per share	($0.09)	$0.06)	($0.24)	($0.11)

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

Third Quarter Ended		Nine Months Ended
June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Numerator for net loss per common share:

Net loss	$(1,619,000)	$(957,000)	$(4,238,000)	$(1,887,000)

Denominator for basic net loss per share:
Weighted-average number of common
shares outstanding	17,967,000	16,835,000	178859,000	16,740,000
Weighted average number of common
shares held in escrow	(400,000)	-	(400,000)	-

Effect of dilutive securities:
Stock options, warrants, convertible
preferred shares, subordinated debentures	-	-	-	-
Denominator for diluted net loss per share	17,967,000	16,835,000	17,859,000	16,740,000

Net loss per share	$(0.09)	$(0.06)	$(0.24)	$(0.11)

At June 25, 2005 and June 26, 2004 there were 27,451,355 and 7,711,108 stock options, warrants, and common stock upon conversion of Series A preferred shares and Subordinated Convertible Debentures dated February 16, 2005, respectively, that were excluded from the computation of diluted net loss per share as their effect was antidilutive. If the Company had reported net income, the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

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

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K– SHAREHOLDERS’ EQUITY

Convertible Preferred Stock

At the annual meeting on June 28, 2005, the company’s common stock holders approved a recapitalization proposal wherein the holders of Series A preferred stock exchanged their shares of series A preferred stock and liquidation preferences for 20,746,885 shares of common stock at an exchange ratio of $ 0.723 per share.

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

The holders of the Series A preferred stock have a preference on the sale or liquidation of the Company and have preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company’s board of directors. To date, no such dividends have been declared.

NOTE L – CONVERTIBLE DEBENTURES

In April 2001, the Company issued $2,500,000 of convertible debentures carrying a 7% interest rate. The debentures are convertible, at the discretion of the holders, into Series B preferred stock at an original conversion price of $75.00 per share. Each share of Series B preferred stock is convertible, at the option of the holder, at any time, into 100 shares of common stock (Series B conversion to common stock is currently $0.736 per common share, subject to anti-dilution provisions). The Series B preferred stock has a preference on sale or liquidation of the Company of $5,000,000. If not previously converted, the debentures are required to be repaid in April 2006. Therefore the Company has reclassified this liability from long term to short-term liability.

The Company submitted a recapitalization proposal that was approved by shareholders at its annual meeting on June 28, 2005. On July 27, 2005, debentures in an aggregate principal amount of $2,434,500 were converted into 22,178,500 shares of common stock at a conversion price $0.11 per share. Upon such conversion, the holders of such debentures received warrants to acquire 2,213,180 shares of common stock of the Company at an exercise price of $0.22 per share.

NOTE M – SUBORDINATED CONVERTIBLE DEBENTURE - SUNRA

On February 16, 2005, the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures and warrants to Sunra Capital Holdings, Ltd (“Sunra”). Under the agreement, Sunra purchased $2,000,000 of debentures for cash and agreed to purchase between $1,00,000 and $2,000,000 of common stock at $.1078 per share in a second closing subject to certain conditions. The debentures bear interest at 6% per annum and interest is payable only on a quarterly basis commencing June 30, 2005. The principal is due and payable on April 30, 2008. On July 27, 2005, the debentures converted into an aggregate of 19,043,890 shares of common stock of the Company at a conversion price of $0.1078 per share. In addition to the debentures, warrants were issued to purchase 1,904,762 shares of common stock at an exercise price of $ 0.21 per share. The Company recorded a $275,000 charge to other expense to reflect financing costs related to the issuance of the 1,904,762 warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model. The $275,000 was recognized as a period expense due to the fact that the 1,904,762 shares have been deemed to be fully earned as of the date of the agreement.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M – SUBORDINATED CONVERTIBLE DEBENTURE – SUNRA (continued)

In addition, the Company recorded a beneficial conversion of $968,000 computed at the intrinsic value that was the difference between the conversion price of $ 0.1078 and the market value of $ 0.16 on the date of closing. The beneficial conversion will be amortized over the life of the convertible debt (38.5 months) as financing costs. Upon conversion of the debenture, all unamortized amounts related to the beneficial conversion will be charged to financing costs.

Transaction costs related to the $2,000,000 subordinated note were $60,000 and were recorded as a discount to the note. The transaction costs will be amortized over the life of the convertible debenture as financing costs. Upon conversion of the debenture, all unamortized transaction costs will be charged to financing costs.

The Company submitted a recapitalization proposal that was approved by shareholders at its annual meeting on June 28, 2005. On July 27, 2005, the debentures were converted into common stock. In addition, Sunra and certain other investors completed the purchase of $2,000,000 of common stock as described above and certain investors received 20% warrant coverage on the additional purchase price at a price of $ 0.21 per share.

Summary of transaction:

Sale to Sunra of subordinated convertible debentures on February 16, 2005	$2,000,000
Fair value of warrants	(275,000)

Beneficial conversion: 18,552,876 shares x $.0522

(difference between share price on closing ($.16) and conversion price $.1078)	(968,000)
Transaction costs	(60,000)
Financing costs - warrants	275,000
Amortized beneficial conversion at June 25, 2005	37,000
Amortized transaction costs at June 25, 2005	2,000
Net subordinated convertible debentures – Sunra	$1,011,000

NOTE N – OUTSOURCE AGREEMENT

In January 2005, the Company signed an agreement with a wholesale photofinisher whereby that photofinisher will process all mail order film processing and film reprint orders. The transition to outsource these operations is close to completion at the end of the third quarter of fiscal 2005. Pursuant to this agreement, the Company has reduced its workforce, representing approximately 50% of its previous workforce. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” the Company has recorded a charge of approximately $175,000 related to workforce reductions in its second quarter of fiscal year 2005.

The equipment used in the Company’s existing film processing operations was fully depreciated at the end of the second quarter of fiscal 2005. Therefore, no additional write-downs to equipment will be recorded. The reserve for obsolete inventory resulting from this transition was increased during the third quarter by $12,000 and expensed.

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

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P - SUBSEQUENT EVENTS

At the Annual Meeting of shareholders held June 28, 2005, the shareholders of PhotoWorks approved the adoption of the 2005 Equity Incentive Compensation Plan (the “Plan”). Among other things, the Plan authorized the grant of 4,000,000 shares of common stock as awards under the Plan and authorized the grant of stock bonuses and stock units in addition to non-statutory and incentive stock options.

At the Annual Meeting of shareholders, the shareholders approved amendments to the articles of incorporation for a 1 for 5 reverse stock split with such reverse split to be effective upon the filing of Articles of amendments with the Washington Secretary of State. This reverse split was effected at the close of business on July 18th 2005. The company has received a new CUSIP identification number #71940B 20 8) and the stock symbol has changed from FOTO.OB to PHTW.OB.

At the Annual Meeting of June 28, 2005, the company’s common stockholders ratified and approved the recapitalization plan presented in the Company’s proxy statement.

On July 27th, 2005, PhotoWorks, Inc. consummated the sale of 3,710,575 shares of common stock and warrants to purchase 361,905 shares of common stock for an aggregate purchase price of $ 2,000,000. The purchase price of the common stock was $ 0.539 per share. The exercise price of the warrants is $ 1.05 per share. The warrants expire in five years if not previously exercised. The shares and warrants were sold in reliance on the exemption under Section 4(2) of the Securities Act of 1933.

On July 27th, 2005, PhotoWorks consummated the conversion of two series of its outstanding debentures into common stock and warrants to acquire common stock. The aggregate amount of principal and accrued interest converted was $ 4,492,567.30, of which $ 2,052,931.51 was converted into 3,808,778 shares of common stock at a rate of $ 0.539 per share, and $ 2,439,635.79 was converted into common stock at a rate of $0.55 per share. The warrants have a term of five years. These transactions were exempt from registration in reliance on the exemptions under Section 3(a) (9) and Section 4(2) of the Securities Act of 1933.

On July 27, 2005, PhotoWorks exchanged 4,149,373 shares of common stock for all of the outstanding shares of its Series A preferred stock. The exchange ratio was based on a price for the common stock of approximately $ 3.615 per share.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenue, and expenses. Management’s estimates and judgments are based upon management’s historical experience, knowledge of economic and market factors, and various other factors that are believed to be relevant given the circumstances. Significant policies, methodologies, estimates, and the factors used therein, are reviewed on at least a quarterly basis with the Company’s Audit Committee. Actual results may differ from these estimates.

The following is a discussion of the estimates included in the Company’s financial statements that encompass matters of uncertainty, whereby different estimates could have reasonably been made or changes in such estimates could have a material impact on the financial statements of the Company.

Reserve for Obsolete Inventory

We regularly assess the valuation of our inventory and write down those inventories that are obsolete, or in excess of forecasted usage, to their estimated realizable value. A reserve for obsolescence is recorded against inventory for any film or paper inventories that are nearing their expiration dates. Additional reserves are recorded for slow-moving or discontinued stock to the extent it is estimated the materials may go unused based on historical inventory turnover, changes in products or marketing promotions or other anticipated changes in product mix over the next year, seasonality, or other factors. As a result of the transition of the film developing business to a vendor, the reserve for obsolete inventory was increased during third quarter 2005 by $120,000 and expensed.

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

Deferred Revenues

Deferred revenues relate primarily to the Prepaid Print Credits and Pick Your Prints products, which were introduced in late 2003. With prepaid print credits, customers essentially receive discounted prices on products by purchasing bulk quantities of print credits. No revenue is recognized at the time the print credits are purchased. The revenue is deferred until the credits are used to purchase prints and the products have been shipped to the customer. The Pick Your Prints product offered film developing with high-resolution scanning. For one price, the customer received their developed negatives and subsequently orders, online, only the prints they want. The Company deferred revenue from the initial film processing and scanning based on the relative fair value of the digital prints to all of the product components. This deferred revenue is recognized when customers order and at the shipping date of the products. In October 2004, these products were enhanced so that the print credits were extendable to all digital products. Given this enhancement and the relative newness of these product offerings, management does not believe it can currently estimate, with reasonable accuracy, any breakage on the above products. As more information becomes available over the life cycle of these products, management may be able to reasonably estimate a breakage factor, which may have a material impact on revenues and gross margins.

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

	Third Quarter Ended	Nine Months Ended
June 25,	June 26,	June 25,	June 26,
2005	2004	2005	2004

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of goods and services	74.8		73.4	73.4	74.7
Gross profit		25.2	26.6	26.4	25.3

Operating expenses:

Marketing	24.3	14.8	18.4	12.2
Information technology services	29.6	8.3	26.2	8.6
General and administrative	19.6	24.2	21.1	17.4
Total operating expenses	73.2	47.3	65.7	38.2

Loss from operations	(48.1)	(20.7)	(39.1)	(12.9)

Total other income (expense)	(3.5)	-	(.1.3)	(.5)

Net loss before income taxes	(51.6)	(20.7)	(40.5)	(13.4)
Benefit from income taxes	-	.3	-	.8

Net loss	(51.6)%	(20.4)%	(40.5)%	(12.6)%

The Net loss reported during 3rd Quarter 2005 was $ 1,631,000 compared to $ 957,000 during the 3rd Quarter in 2004. The Company incurred a net loss of $4,173,000 in the nine months of fiscal 2005, compared to a net loss of $1,887,000 for the first nine months of fiscal 2004. The net loss for fiscal 2005 is primarily due to continued decline in film processing revenues. In addition, the net loss for fiscal 2005 included increased investments in information technology services and costs associated with a reduction in the company’s workforce planned for the third quarter of fiscal 2005. Fiscal 2004 general and administrative expenses included a reduction of $738,000 related to a settlement agreement with a service provider.

Net revenues for the third quarter of fiscal 2005 were $3,160,000, compared to net revenues of $4,690,000 in the third quarter of fiscal 2004. For the nine months ended June 25, 2005, net revenues were $10,313,000 compared to $14,998,000 for the same period of fiscal 2004. The decrease in net revenues for fiscal 2005 is primarily due to a 40.5 % decline in revenues from traditional film processing volumes, partially offset by 24.9 % growth in revenues from digital-based products and services. Digital revenues in the third quarter of fiscal 2005 were $763,000 compared to $642,000 in the third quarter of fiscal 2004. Year to date revenues from digital products and services increased to $2,738,000 in fiscal 2005 compared to $2,193,000 for the same period of fiscal 2004. The increase in revenues from digital products and services for fiscal 2005 was primarily due to strong sales of the Company’s new digital products such as the high-end Signature Cards during the holiday period and sales of its Custom Photo Books.. Net revenues in fiscal 2005 are expected to be lower than fiscal 2004 primarily due to lower film processing volumes.

Gross profit in the third quarter of fiscal 2005 decreased to 25.2% compared to 26.4 % in the third quarter of fiscal 2004. For the first nine months of fiscal 2005, gross profit increased to 26.6% compared to 25.3% for the same period of fiscal 2004. The variance in gross profit is primarily due to increased sales of higher margin digital products and reductions in fixed overhead costs associated with equipment and facilities and reductions in overhead staffing. Gross profit fluctuates due to the seasonal nature of revenues when measured against relatively fixed overhead costs.

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

Marketing expenses in the third quarter of fiscal 2005 increased to $769,000, compared to $694,000 in the third quarter of fiscal 2004. Marketing expenses for the first nine months of fiscal 2005 were $1,898,000 compared to $1,833,000 for the first nine months of fiscal 2004. Current marketing initiatives focus on the introduction and trial of the Company’s new products and services such as the Custom Photo Book and Signature Cards. The Company is testing various online channels for customer acquisition. Marketing expenses will fluctuate due to the timing of marketing promotions and product introductions.

Information technology services increased to $934,000 in the third quarter of fiscal 2005 compared to $392,000 in the third quarter of fiscal 2004. Information technology services expenses increased to $2,697,000 for the first nine months of fiscal 2005 compared to $1,292,000 in the first nine months of fiscal 2004. IT services consists of costs incurred to develop and maintain the website and related photo archiving infrastructure, as well as maintaining and operating the computerized film processing equipment and systems. The increase is due to depreciation of the new website and archive infrastructure that was developed over the latter half of fiscal 2004 and launched in October 2004. The old archive system is being phased out over fiscal 2005, as customer accounts and images are transferred. This process was completed during the third quarter of fiscal 2005. The Company anticipates increased investments in information technology services for fiscal 2005 to support the Company’s new product and digital initiatives.

The Company did experience downtime and system interruptions during the launch of our new website in October 2004. As part of the systems conversion, customers were unable to access all of their images stored online. This disruption has caused a number of customer complaints and has interfered with our ability to provide certain services to our customers. We believe the majority of the issues surrounding the website and systems conversion have been identified and are being corrected.

General and administrative expenses decreased to $611,000 for the third quarter of fiscal 2005 compared to $1,136,000 in the third quarter of fiscal 2004. General and administrative costs in the third quarter of fiscal 2004 included a reduction in administrative expenses of $738,000 as a result of a settlement agreement with a service provider. In the second quarter of fiscal 2005, the Company incurred costs of approximately $175,000 associated with the Company’s recapitalization plan and $175,000 for estimated costs related to a reduction in its workforce planned to be completed in the fourth quarter of fiscal 2005 General and administrative expenses consist of costs related to finance, legal and accounting services, investor relations, human resources, and other general corporate activities.

Other income for fiscal 2005 was $413,000 compared to $108,000 in fiscal 2004. Through fiscal 2004, the Company participated in an experience-rated, refunding contract for its group health plan. Due to the Company’s claims experience during the contract periods, the Company had a net gain of $315,249 and is eligible to receive a refund after a final settlement is determined in approximately January 2006. The Company recorded the net gain as other income in the second quarter of fiscal 2005.

Other expense in fiscal 2005 included financing costs associated with the sale of $2,000,000 of subordinated convertible debentures in February 2005 as discussed under Note M of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

As of June 25, 2005, our principal source of liquidity included approximately $1.474 million of cash and cash equivalents. The $1.474 million cash balance includes the $2.0 million received from the sale of subordinated convertible debentures on February 16, 2005.

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2004, cash flow used in operations was $1,690,000 primarily attributable to a net loss of $1,887,000. For the first nine months of fiscal 2005, cash flow used in operations was $2,532,000. Cash and cash equivalents declined from $2,481,000 at the beginning of fiscal 2004 to $1,474,000 as of June 25, 2005. The Company expects a further decline in cash and cash equivalents from operating activities in fiscal 2005 primarily due to continued operating losses resulting from declines in film revenues and further investments in marketing and technology initiatives.

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

On February 16, 2005 the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures, common stock and warrants to Sunra Capital Holdings, Ltd. Under the agreement, Sunra purchased $2,000,000 of debentures and warrants to purchase 1,904,762 shares of common stock for cash and agreed to purchase $2,000,000 of common stock at $0.1078 per share and receive warrants to purchase up to an additional 1,904,762 shares of common stock in a second closing subject to the approval by shareholders of a recapitalization proposal, including amendments to the articles of incorporation, at the Company's upcoming annual meeting on June 28, 2005. At the Annual Meeting, the Company’s common stockholders ratified and approved the recapitalization plan presented in the Company’s proxy statement. Accordingly, the holders of outstanding Series A Preferred Stock and the Company’s outstanding convertible debentures (with the exception of one debenture holder as discussed above) have converted their securities into shares of Common stock. In addition, the approval of the recapitalization plan satisfied the remaining condition for the sale by the Company of $2 million of Common stock. The conversion of the Series A preferred stock and convertible debentures and the closing of the financing occurred on July 27, 2005. For further information, refer to Forms 8-K filed on June 30, 2005 and August 2, 2005. Management believes that based on its financing plans noted above, its current cash balance, which includes cash from the sale of $2,000,000 of debentures in February 2005, and its current operational plans, the Company will have sufficient cash to fund its operations through at least the next twelve months.

Net cash used in operating activities was $2,532,000 during the first nine months of fiscal 2005 compared to $1,690,000 for the same period in fiscal 2004. In fiscal 2004, the net cash used was primarily due to the net loss, offset partially by reductions in inventory levels and increases in accounts payable. The reductions in inventory levels are consistent with the lower production volumes.

Net cash used in investing activities was $520,000 for fiscal 2005 compared to $418,000 in fiscal 2004. Equipment purchased during the fiscal 2005 consists primarily of CRM software plus additional hardware and servers for the image archive.

Net cash from financing activities includes the sale of subordinated convertible debentures and stock option exercises.

Controls and Procedures

At the end of the period covered by this report, as part of our quarterly review, we evaluated, under the supervision and with the participation of the Company's management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no changes in the Company's internal controls or in other factors that could materially affect internal controls subsequent to their evaluation.

PART II -- OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

For an update concerning the legal proceedings, see Note O of Notes to Consolidated Financial Statements in Part I above.

ITEM 6 – EXHIBITS

4.2	First Amendment to Amended and Restated Investor Rights Agreement Dated February 16, 2005

of PhotoWorks, Inc. and Consent and Waiver dated February 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHOTOWORKS, INC.

DATED: August 11, 2005	/s/ Philippe Sanchez
Philippe Sanchez
President and Chief Executive Officer

/s/ Werner Reisacher
Werner Reisacher
(Vice President and Chief Financial Officer)

INDEX TO EXHIBITS

PHOTOWORKS, INC.

Quarterly Report on Form 10-Q

For The Quarter Ended June 25, 2005

Exhibit	Description
3.1	Third Amended and Restated Articles of Incorporation dated January 27, 1998.

(Incorporated by reference to Form 10-K/A for the year ended September 25, 1999,

filed January 14, 2000.)

3.2	Articles of Amendment to Articles of Incorporation dated January 25, 2000. (Incorporated by reference from Form 10-Q for the quarter ended December 25, 1999.)

3.3	Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated February 9, 2000
(Incorporated by reference to Exhibit 3.1 filed with the Company’s 8-K filed February 16, 2000)

3.4	Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated April 24, 2001
(Incorporated by reference to Exhibit 3.1 filed with the Company’s 8-K filed April 27, 2001)

3.5	Articles of Correction to Articles of Incorporation of PhotoWorks, Inc. dated April 25, 2001
(Incorporated by reference to Exhibit 3.2 filed with the Company’s 8-K filed April 27, 2001)

3.6	Form of Certificate of Designation Preferences and Rights of Series RP Preferred Stock
(Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on 10-K
for the year ended September 25, 1999)

3.7	Bylaws of the Company, as amended and restated on September 23, 2004.
(Incorporated by reference to Exhibit 3.2 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 2004)

3.8	Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated July 15, 2005.
(Incorporated by reference to Exhibit 10.1 filed with the Company’s 8-K filed on July 20, 2005)

4.1	Rights Agreement dated December 16, 1999 between the Registrant and Chase Mellon
Shareholder Services L.L.C., as Rights Agent (Incorporated by reference to Exhibit 4.1 to the current report on Form 8-K filed with the Commission on December 17, 1999)

4.2**	First Amendment to Amended and Restated Investor Rights Agreement Dated February 16, 2005
of PhotoWorks, Inc. and Consent and Waiver dated February 16, 2005.

4.3	Amendment to Rights Agreement dated July 7, 2005. (Incorporated by reference to Exhibit 10.1 filed with the Company’s 8-K filed on July 20, 2005)

31.1	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officers pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith.

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

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date	August 11, 2005

/s/ Philippe Sanchez

Philippe Sanchez, Chief Executive Officer and President

EXHIBIT 31.2

CERTIFICATION

I, Werner Reisacher, certify that:

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

Date: August 11, 2005

/s/ Werner Reisacher

Werner Reisacher, Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-Q for the period ending June 25, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, and Werner Reisacher, Chief Financial Officer certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, as of the date hereof, to the best of our knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the stated periods.

Signature: /s/ Philippe Sanchez	Signature: /s/ Werner Reisacher
Philippe Sanchez	Werner Reisacher
Chief Executive Officer	Chief Financial Officer

Dated: August 11, 2005	Dated: August 11, 2005