Form 10-K
period 2005-09-24
PHOTOWORKS INC /WA
filed 2006-01-17
CIK 791050

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 24, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file No. 0-15338

PHOTOWORKS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0964899
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1260 16th Avenue West, Seattle, WA	98119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(206) 281-1390

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☐	No: [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes: [	]	No: [ X ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: [ ] No: [ X ]

As of September 24, 2005 the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $12,272,774 based on the last sale price of the Registrant’s Common Stock as reported by the Over the Counter Bulletin Board Market.

As of September 24, 2005, there were issued and outstanding 19,794,672 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders, to be held in 2006, are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS

Description of Business

PHOTOWORKS, INC: ("PhotoWorks" or the "Company") is an internet based digital photo-publishing company. The company’s web based services allow PC and Mac users to create hard bound photo books, customized greeting cards, calendars, prints and other photography sourced products straight from their computers.

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

Overview

Fiscal year 2005 completes the restructuring phase of the 30 year old company. We successfully repositioned the Company from a legacy mail order film processing business to an internet based digital photo-publishing company. Sales of our new photo book products and other digital-photo publishing sales during the holiday season were strong and we believe the Company is well positioned to deliver on our growth objectives for fiscal year 2006.

•	Completed outsourcing of entire production & wrote off all assets related to legacy film processing business.
•	Significantly reduced operating cost
•	New capital structure including elimination of all long-term debts
•	New sales driven website
•	New product range and marketing capabilities
•	Completed new leadership team

Total net revenues decreased 32% to $13,723,000 in fiscal 2005 compared to $20,160,000 in fiscal 2004. The decrease in total net revenues is due to the industry-wide decline in film-based processing volumes, a trend which will continue. However, and more importantly, net revenues from digital-based processing increased in fiscal 2005 by 24% to $3,785,000 compared to $3,054,000 in fiscal 2004. Gross margin as a percentage of net revenues for fiscal 2005 increased to 28.7% compared to 27.6% in fiscal 2004.

The Company reported a net loss of $7,370,000, or a loss of $0.96 per share, for the fiscal year 2005 compared to a net loss of $1,672,000, or a net loss of $0.50 per share for the fiscal year 2004. Net loss for fiscal 2005 is the result of the decrease in total net revenues, unabsorbed overhead costs, valuation adjustments related to our recapitalization during 2005 and accruals for restructuring expenses related to the outsourcing of the entire production capacity, the move to new offices and losses on impairment of assets.

PhotoWorks embarked on a comprehensive restructuring plan in late 2003 upon the appointment of new CEO Philippe Sanchez. Following a three-step plan (“Stop the bleeding”, “Rebuild” and “Grow”), the management team completed the re-organization from a mail-order film processing business to a leading internet based photo-publishing service focused on the higher margin – and rapidly growing – digital photography market.

During the fiscal year 2005, PhotoWorks achieved five critical accomplishments:

1)	Significantly lowered operating costs

The Company eliminated all production overhead costs by outsourcing its film processing operations during the 2nd and 3rd quarter 2005 and by outsourcing its digital print operation during the 4th quarter 2005. As of September 24, 2005, the Company employed a staff of 55 consisting primarily of web engineers, marketing professionals, customer service and a small administration department. This is down from 248 employees in October 2003, most of them were in manufacturing capacity. Furthermore, PhotoWorks has successfully terminated its lease of substantial excess manufacturing space and is re-locating to better and more efficient headquarters at lower costs. Costs related to the layoffs, shut down and write off of redundant process equipments as well as costs related to the move are provided for in the 4th quarter of 2005.

2)	Re-organized capital structure including elimination of all long-term debts

In July 2005, PhotoWorks secured shareholders approval for a recapitalization plan negotiated with the holders of the subordinated debt and holders of the preferred shares. This plan resulted in:

•	A $4 million cash investment;
•	The conversion of the existing $2.5 million subordinated debt to common stock;
•	The conversion of $12.5 million of Preferred Stock to common stock;
•	1:5 reverse common stock split in August 2005;

As a result, the Company emerged with a strengthened balance sheet, free of long-term debt and a single class common stock capital structure.

3)	New sales driven website and new digital imaging platform

During 2005, PhotoWorks focused its web development efforts on improving the customer experience online and, in October 2005, launched a new service that significantly improves the ease of creating hardbound photo books for both PC and Mac users. Through the course of 2005, the Company also completed the migration of more than 275 million customer images to a cost efficient and highly scalable storage platform.

4)	New product range and marketing capabilities

In anticipation of the Holiday season, PhotoWorks unveiled a new line of unique books, industry defining signature cards and Photo Clutch™ - a small hardback photo book encased in a leather wallet. PhotoWorks’ products appeared in a variety of media including: The TODAY Show, the Washington Post, Real Simple Magazine, InStyle Magazine, PC Magazine and MacWorld.

5)	Completed new leadership team

PhotoWorks augmented its leadership team with the appointment of Werner Reisacher as Vice President, CFO and COO in June 2005. Reisacher joined Tom Kelley, VP and CMO and Jerry Barber, VP and CTO who joined the team in 2004. Sixteen key management positions were also filled in 2005 and two directors joined a newly restructured Board.

Business Outlook

Fiscal year 2005 marks the completion of the restructuring phase, where the Company’s focus was on disbanding the legacy film business, streamlining its operations and building its core competencies in the digital photo-publishing business. Looking ahead, management believes PhotoWorks is well positioned to gain share in the rapidly growing digital photography market and will focus its effort on accelerating growth in fiscal year 2006 while continuing to optimize operations for sustained performance.

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

We have structured our operations so that all of our product processing and delivery has been outsourced to third party vendors. We believe this strategy will allow us to grow our business without significant additional capital investment for plant and equipment and to adjust our expense structure rapidly to match our revenues.

We believe that PhotoWorks can distinguish itself from its competitors through product differentiation. We believe that our complementary value-added services and products, including Custom Photo Books, Signature Photo Cards and keepsakes, promote customer loyalty and increase customer demand. Our commitment to ease of use and expanded service and product offerings is intended to support this strategy.

Risk Factors

In addition to the other information in this filing, the following risk factors should be carefully considered in evaluating us and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be harmed.

We may be unsuccessful in increasing revenues from digital services, which would adversely affect our results of operations

Our business model emphasizes the sale and distribution of products and services for users of digital cameras. We have developed additional products and services designed to establish us as the choice for digital camera users for printing, archiving, sharing, viewing and managing personal digital images. However, a number of other companies are attempting to establish this position. Competitors in this area include Ofoto (a Kodak Company), Snapfish, Shutterfly and other traditional providers of photofinishing services. We may not be successful against this competition. The digital printing market has not been fully established. Even if we establish a strong position among consumers for digital products and services, we may not be able to generate significant revenues from this market.

If we do not obtain additional financing, our growth plans may be adversely affected

The Company has a shareholders' deficit at September 24, 2005 of ($189,000) and has incurred substantial operating losses in each of the last four years. The Company is in the process of raising additional capital to finance its growth plans and to provide working capital. No assurance can be given that such capital will be available, or if available, on terms that will not significantly dilute current shareholders.

We expect continued declines in film-based processing that will adversely affect our revenues

We have experienced significant declines in revenues from film-based processing in each of the last four fiscal years and we believe this trend will continue. We believe that this is primarily attributable to declines in the mail order photofinishing market and the photofinishing industry in general. In addition, we believe the market shift away from traditional 35mm film and towards digital cameras will continue due to the declining prices for printing and the rapid increase of the digital camera markets increased availability and consumer acceptance of digital cameras. As a result, our revenues from film-based processing are likely to continue to decline for the foreseeable future.

We may not be able to retain existing customers or acquire new customers at a reasonable cost

Future revenues and profitability depend in large part on our ability to retain our current customers and our ability to acquire new digital customers at a reasonable cost. Historically, we used direct-marketing programs offering low-priced or free introductory offers as our primary customer acquisition technique. Over the past years, the cost for these programs has increased and we have seen a decline in customer response rates. Our current marketing focuses on customer reactivation and retention and opportunities to acquire new customers through online channels at a reasonable cost. Our customer acquisition and retention efforts may not be effective. If we do not find a way to successfully acquire new digital customers, retain our current customers, or market successfully against competitors, our business, financial condition and operating results could be harmed.

We rely on key vendors, suppliers and foreign sourcing

During 2005, we have outsourced our mail order film processing and printing to District Photo. In first quarter in 2006, we have recently outsourced our digital printing to Qualex (a Kodak company) and have closed our production facilities. Our Custom Photo Books, Signature Photo Cards and keepsakes are produced by third-party vendors. The success of our business is dependent in part on the quality and service provided by our vendors. If we experience significant quality or service problems at one or more of our vendors, it could adversely affect our business.

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

Sales of our services and products on a direct-to-consumer mail-order basis largely depend on the U.S. Postal Service and other common carriers for receipt of orders and delivery of our products. Any significant changes in the operations or prices charged by the U.S. Postal Service or other common carriers or extended interruptions in postal deliveries could harm our business, financial condition and operating results.

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

We experience fluctuations in quarterly results

Our quarterly operating results will fluctuate for many reasons, including:

-	seasonality of consumer photographic activity,
-	the mix of products we sell,
-	promotional activities we conduct,
-	price increases by our suppliers,
-	our introduction of new products,
-	our research and development activities,
-	our competitors' actions,
-	fluctuations in the direct-to-consumer market,
-	changes in usage of digital services and online commerce,
-	changes in the photofinishing industry, and
-	general economic influences and conditions.

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

Our management information systems and technology may not be viable

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

Sales of a substantial number of shares of our common stock into the public market by major stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 19,794,672 shares of common stock issued and outstanding as of September 24, 2005. At that date, 5 shareholders owned, directly or indirectly, 72% of the outstanding common stock. If one or more of those shareholders decided to sell a significant portion of their holdings, it could cause the price of our stock to decline substantially.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders. Some of our existing shareholders can exert control over us and may not make decisions that are in the best interests of all shareholders.

As of September 24, 2005, officers, directors, and shareholders holding more than 5% of our outstanding shares collectively controlled approximately 81% of our outstanding common stock. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our ordinary shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other shareholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Products and Services

PhotoWorks offers a variety of unique high-quality products and services through which it seeks to differentiate itself from its competitors. Our online services offer immediate viewing and sharing of images online and quick turnaround for products and we believe we are highly competitive in this market. Mail-order photofinishing is generally longer than many alternative sources for photofinishing services and turnaround time for traditional mail-in processing services remains a competitive disadvantage for us.

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

Customer Service and Support

The direct-to-consumer photofinishing business involves contacts with a large number of customers. We believe that customer satisfaction is critical to our ongoing success. PhotoWorks has a 100% satisfaction-guarantee policy under which we will provide a full refund if a customer's complaint cannot otherwise be resolved. As of September 24, 2005, we had a customer service staff of 15. These personnel have direct access to our database and are trained to promote certain of our services and products, as well as to answer questions regarding order status and use of PhotoWorks' digital and online services.

PhotoWorks maintains a website on the Internet (www.photoworks.com). Our current website incorporates state of the art technology with an easy to use and intuitive user experience. While online, customers may use the PhotoWorks(TM) service to privately upload, view, store, share, manage or email their photos to friends and family, and order PhotoWorks' Custom Photo Books and Signature Photo Cards, as well as keepsakes, prints and reprints. Customers may also obtain the status of their orders, access answers to frequently asked questions, and send email messages to customer service.

Technology Systems

We have implemented technology to support customer order processing, image archiving, and Internet accessibility. These services and systems use a combination of proprietary technologies and commercially available, licensed technologies. Internal development is focused on creating and enhancing the specialized, proprietary software that is unique to the business. We use a set of applications for:

•	Accepting and validating customer orders
•	Archiving images
•	Internet image viewing, ordering prints and other products
•	Managing shipment of products to customers based on various ordering criteria

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

The market in which PhotoWorks competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements and enhancements, and changing customer demands. Accordingly, future success will depend on our ability to:

•	Adapt to rapidly changing technologies
•	Adapt services to evolving industry standards
•	Continually improve the performance, scalability, features, and reliability of service in response to competitive service and product offerings and evolving demands of the marketplace

Failure to adapt to such changes would have a material adverse effect on our business, results of operations, and financial condition.

Historically, PhotoWorks’ software architecture was based on IBM proprietary software modules. During the fiscal year 2004, the Company started to develop an integrated front end web application and a back end data processing system. The application is JAVA based and includes an image file storage application, an e-commerce front end and fulfillment module and an integrated SQL based database application. The migration to this new software platform was completed during the fourth quarter of 2005.

Competition

PhotoWorks faces competition in the consumer digital and photofinishing market from other online and direct marketers. We also face competition in other distribution channels from companies that provide digital and photo finishing services on a wholesale basis to independent retail outlets, and from mass merchant retail outlets (such as Wal-Mart and Costco), many of which provide photofinishing services within hours. The largest of the wholesale Photofinishers are Qualex Inc. and Fuji TruColor, Inc. Management believes that the largest mail order photofinisher is District Photo Inc. (dba York, Clark Labs, Mystic Color Lab and Snapfish). We also face competition in the online digital market with competitors such as Ofoto (a Kodak Company) and Shutterfly. Many of our competitors have substantially greater financial, technical, and other resources than PhotoWorks.

We believe that our success in the digital and photography industry will be based on our ability to generate brand awareness through the introduction of innovative and differentiated products and services such as our Signature Photo Cards and Custom Photo Books. We offer premium quality and competitive prices for our digital and film-based print services. Other competitors can and do provide similar services and products. There are no significant proprietary or other barriers to entry into the digital or consumer photofinishing industry.

The digital photography industry is characterized by rapidly evolving technology and consumer demand for services and products. The introduction of photographic services and products involving new technologies could render existing services and products obsolete. Our future success will depend on our ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs. For example, the commercialization of digital imaging technologies is having an adverse impact on the photofinishing industry and has among other factors, accounted for our declines in revenues. The development of new technologies or any failure by us to anticipate or successfully respond to such developments could have a material adverse effect on our business, financial condition and operating results. See "Risk Factors."

Proprietary Technology

We currently market our services and products under registered and common-law trademarks and service marks, including PhotoWorks®, Seattle FilmWorks®, PhotoMail®, PhotoStreamer®, Photo Clutch ™, Pictures On Disk™, and Pictures On Disk on CD™. See "Risk Factors."

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

Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet or in the imposition of taxes or fees on transactions conducted over the Internet. This could result in significant potential liability to PhotoWorks, as well as additional costs and technological challenges in complying with mandatory requirements. See "Risk Factors."

Environmental Compliance

As of November 7, 2005, all of our photofinishing is provided by third party vendors. Prior to that date, our photofinishing operations involved the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. We actively monitored our compliance with applicable regulations and work with regulatory authorities to ensure compliance. To the best of our knowledge, we have never received a significant citation or fine for failure to comply with applicable environmental requirements. We decommissioned and outsourced our film processing facility during fourth quarter 2005 and are in the process of getting the remaining production facility decommissioned.

Employees

As of September 24, 2005, PhotoWorks had 55 employees, of whom approximately 13 were in administration, 8 in marketing and business development, 19 in technology and development and 15 in customer service. None of our employees are covered by a collective bargaining agreement, and we believe relations with our employees are good.

Executive Officers of the Registrant

The executive officers of PhotoWorks as of December 15, 2005 were:

Name	Age	Position

--------------------------------------------------------------------------------

Philippe Sanchez	41	President/Chief Executive Officer
Werner Reisacher	64	Vice President/Chief Financial Officer
Thomas J. Kelley	37	Vice President/Chief Marketing Officer
Gerald R. Barber	54	Vice President/Chief Technology Officer
Michael F. Lass	51	Vice President Operations

Philippe Sanchez has been the President and Chief Operating Officer since October 2003 and was elected Chairman of the Board on 9/20/05. From 2001 to 2003, Mr. Sanchez was senior Vice President of Marketing at Getty Images, a leading imagery company, where he managed worldwide strategic brand initiatives. From 1995 to 2001, Mr. Sanchez worked for Nike, Inc. serving in various general management, product marketing and merchandising roles in Europe, Asia and the Americas. From 1993 to 1995, Mr. Sanchez served as a licensing manager for Disney's Consumer Products Europe and Middle East out of the company's European headquarters in Paris.

Werner Reisacher was named Vice President and Chief Financial Officer in June 2005. Werner brings more than 30 years of executive-level international experience in both the private and public sectors. Prior to joining PhotoWorks, Reisacher held the senior financial positions of CFO, Corporate Controller and Treasurer for such major U.S. and European corporations as: DHL-Danzas, SwissAir, Raytheon and GTE. Reisacher has extensive experience in re-engineering of systems and procedures, value based management solutions, Sarbanes Oxley, and Merger and Acquisition projects. A native of Switzerland, he is fluent in English, German, and French, and is passionate about photography

Thomas J. Kelley was appointed PhotoWorks' Chief Marketing Officer in June 2004. Before joining PhotoWorks, Mr. Kelley was General Manager of Consumer Marketing for RealNetworks where he was responsible for creating marketing strategies and customer acquisition programs for RealNetworks' industry-leading subscription services including RealRhapsody, SuperPass, and RealPlayer. Mr. Kelley's credentials also include more than 10 years of advertising agency experience at two of the industry's premier creative agencies. Mr. Kelley led business development and account management for OWNP Advertising in San Francisco. Prior to that, he spent 7 years at Wieden + Kennedy managing the Nike account.

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

ITEM 2 - PROPERTIES

The Company's headquarters are located in Seattle, Washington. This 45,000 square foot building which houses our digital and mail order operations is occupied under a lease which expires in September 2010. Following the completion of the outsourcing project of our entire production capacity, we were successful in negotiating a termination of this lease during the first quarter of 2006. The Company plans to move to smaller office facility in downtown Seattle in January 2006 and reduce its occupancy cost, maintenance, property tax, and utility costs.

ITEM 3 - LEGAL PROCEEDINGS

We were a defendant in a claim filed by Fuji Photo Film Co., Ltd., with the International Trade Commission. Fuji alleged that a number of companies, including the Company’s OptiColor subsidiary, violated patents held by Fuji on single-use cameras by bringing recycled single-use cameras into the United States for resale. The ITC Commissioners issued a final order in June 1999 prohibiting PhotoWorks and our subsidiaries from importing and selling imported recycled single-use cameras.

In 2002, the ITC determined that we violated the ITC’s previous order through the importation and sale of certain newly manufactured reloadable cameras. We were assessed a penalty of $1.6 million and in September 2003, we negotiated a settlement agreement with the ITC to reduce the penalty to a total of $1,000,000. The settlement included a payment schedule of $250,000 in each of the four years beginning in July 2004.

We are also involved in various routine legal proceedings in the ordinary course of our business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PhotoWorks held its annual meeting of shareholders on June 28, 2005. A brief description of each matter voted on and the results of the shareholder voting are set forth below:

1.	Election of Directors: Mark A. Kalow
For: 18,813,573	Withheld: 331,378
2.	Proposal to approve the adoption of the Company’s 2005 Equity Incentive Compensation Plan:
For: 9,427,454	Against: 642,746	Abstain: 105,861
3.

Proposal to ratify agreements relating to (a) amendment of the Company’s outstanding Series B Subordinated Debentures to provide for their conversion into Common Stock and (b) the exchange of the Company’s A Series A Preferred Stock for Common Stock:

For: 6,455,070	Against: 134,734	Abstain: 338,098
4.	Proposal to approve amendments to the Company’s Articles of Incorporation and Bylaws to provide for the annual election of directors.
For: 19,056,121	Against: 83,367	Abstain: 5,463
5.	Proposal to approve amendments to the Company’s Articles of Incorporation and Bylaws to provide for cumulative voting in elections for directors.
For: 9,665,585	Against: 476,908	Abstain: 33,568
6.	Proposal to approve amendments to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock to 250,000,000.
For: 18,756,925	Against: 359,948	Abstain: 28,078
7.	Proposal to approve a 1 for 5 reverse split of the Company's common stock.
For: 18,481,728	Against: 609,015	Abstain: 54,208

PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

Our common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "PHTW.OB." The following table sets forth, for the periods indicated, the high and low sale prices of our Common Stock as reported on the OTCBB. All prices are adjusted for the one for five reverse stock split effective August 8, 2005.

	High	Low
Fiscal Year Ended September 24, 2005
First Quarter	$2.45	$1.50
Second Quarter	1.50	.65
Third Quarter	1.05	.50
Fourth Quarter	.85	.55

Fiscal Year Ended September 25, 2004
First Quarter	$5.75	$1.90
Second Quarter	3.30	1.35
Third Quarter	3.45	1.45
Fourth Quarter	2.45	1.70

On September 24, 2005, the last sale price reported for the Company’s common stock was $.62 per share and as of that date, the common stock was held by an estimated 4,550 shareholders with approximately 445 holders of record.

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank agreement that supports its corporate credit cards from declaring any dividends on shares of its capital stock without the bank’s prior consent.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to the Company's consolidated statements of operations for the years ended September 24, 2005, September 25, 2004 and September 27, 2003 and the Company's consolidated balance sheets at September 24, 2005 and September 25, 2004 are derived from the audited consolidated financial statements included elsewhere in this report and should be read in conjunction with those consolidated financial statements and their related footnotes.

(in thousands, except per share and share data)

                                             Fiscal Years

2005	2004	2003	2002	2001

Consolidated Statements of Operations Data:

Net revenues	$13,723	$20,160	$29,416	$42,093	$56,690

Gross profit	3,945	5,573	7,287	10,474	12,496

Operating expenses	9,901	7,213	11,334	12,351	24,584

Net income (loss)	(7,370)	(1,672)	(4,075)	3,581(*)	(12,122)

Net income (loss) attributable to

common shareholders	$(7,370)	$(1,672)	$(4,075)	$(3,581)	$(12,122)

Diluted earnings (loss) per share	$(.96)	$(.50)	$(1.20)	$1.05	$(3.65)
Diluted earnings (loss) per share
attributable to common shareholders	$(.96)	$(.50)	$(1.20)	$1.05	$(3.65)

Weighted average shares and

equivalents outstanding–diluted	7,705,299	3,377,400	3,331,400	3,408,600	3,312,600

Consolidated Balance Sheet Data:

Total assets	$2,952	$5,515	$7,662	$11,822	$12,381

Long-term obligations	281	2,948	3,142	2,500	2,594

Shareholders' equity (deficit)	$(189)	$(536)	$564	$4,638	$1,045

See notes to consolidated financial statements.

(*) During fiscal 2002; the Company recognized $5,673,000 of income tax benefits.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains forward-looking statements relate to future events, product or service offerings or the future financial performance of PhotoWorks. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements only reflect expectations and estimates of PhotoWorks’ management. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading “Risk Factors” and elsewhere in this report and those described from time to time in PhotoWorks’ other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect expectations at the time of this report only, and PhotoWorks disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Controls and Procedures

As of September 24, 2005, as part of our annual internal audit, we carried out an evaluation, under the supervision of the Internal Audit Committee members, including two of our board members, the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

We will continue to review and evaluate the design and effectiveness of our disclosure controls and procedures on an ongoing basis and to improve our controls and procedures over time and correct any deficiencies that we may discover in the future. Our goal is to ensure that our senior management has timely access to all material financial and non-financial information concerning our business. While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

Overview

PhotoWorks, Inc. (“PhotoWorks” or the “Company”) is an online photography services company. PhotoWorks offers processing and printing services to both digital and traditional camera users, primarily in the United States. PhotoWorks provides customers with the ability to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo related products. In addition, customers can create unique and innovative Custom Photo Books and Signature Photo Cards offered by PhotoWorks using PhotoWorks’ state of the art website.

To promote our services and products, we rely primarily on online marketing channels and direct marketing. We believe our innovative products and commitment to customer service promote customer loyalty and increase customer demand. We strive to increase both average order size and order frequency by informing our existing customer base of our integrated array of services and products. We also believe that our online archive of customer images is a viable and economic opportunity to monetize a customer’s “personal equity” by providing image storage and management services for digital and film-based camera users and through photo output, in the form of Custom Photo Books, Signature Photo Cards, keepsakes, and digital prints and reprints. Our commitment to expanding our digital service and product offerings is intended to support this strategy. We use online channels and other direct-marketing media to communicate with prospective customers and our existing and inactive customers. We also utilize a customer relationship management system (CRM) which we installed in December 2004 to enhance our communication with new and existing customers.

Our net loss for fiscal 2005 was $7,370,000, compared to a net loss of $1,672,000 in fiscal 2004 and net loss of $4,075,000 for fiscal 2003. Our net loss for fiscal 2005 was due to a decrease in net revenues, unabsorbed overhead costs, valuation expenses related to the recapitalization in fiscal year 2005 and accruals related to the outsourcing of entire production capacity, the closure of our production facility, the move to new offices, and the revaluation of assets that out-lived their usefulness.

Cost of goods and services consist of labor, postage, supplies, and fixed costs of production related to our services, products, and third party billings for production services rendered. Marketing expenses include costs associated with customer acquisition and retention, building brand awareness, and testing of new marketing programs. Research and development expenses consist primarily of costs incurred in ongoing development of our online image management, developing online photo archiving and photo sharing services, other digital related services, and creating infrastructure necessary to support systems for customer interaction. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations, and general corporate activities.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues, and expenses. Our estimates and judgments are based upon our historical experience, knowledge of economic and market factors and various other factors that we believe to be relevant given the circumstances and our best estimates for identified one time costs relevant to the discontinuation of the in-house production capacity, the outsourcing of all production, the writing off of redundant assets and the clean up of the production facility and the move to the new office building.. Significant policies, methodologies, estimates, and the factors used therein, are reviewed on at least a quarterly basis with PhotoWorks’ Audit Committee. Actual results may differ from these estimates.

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

Long-Lived Assets

As a result of the outsourcing of our entire production capacity, inventory items will be limited to advertising material and packaging/shipping items. The majority of these products will be stored at the vendor’s warehouse. The present inventory control system that is in place to watch off site inventory items will be used to keep track of these offsite items. Upon, the outsourcing of our entire production capacity, all production and warehousing equipment became redundant and the necessary depreciation provision was set up during the fourth quarter of 2005. In addition, management decided to include the depreciation of the capitalized assets that have outlived their usefulness. The remaining property, plant, and equipment are depreciated using the straight-line method based on the estimated useful asset lives, ranging from two to five years.

Deferred Revenues

Our deferred revenues relate to Prepaid Print Credits and the Pick Your Prints product. With prepaid print credits, customers essentially receive discounted prices on digital products by purchasing bulk quantities of print credits. No revenue is recognized at the time the print credits are purchased. The revenue is deferred until the credits are used to purchase actual products and the products have been shipped to the customer. The Pick Your Prints product, launched in late fiscal 2003, offers film developing with high-resolution scanning. For one price, the customer receives their developed negatives and subsequently orders, online, only the prints they want. The Company defers revenue from the initial film processing and scanning based on the relative fair value of the digital prints to all of the product components. This deferred revenue is recognized when customers order and are shipped their digital prints. In October 2004, this product was enhanced so that the print credits were extendable to all digital products. Given this enhancement and the relative newness of this product offering, management does not believe it can currently estimate, with reasonable accuracy, any breakage on the above products. As more information becomes available over the life cycle of these products, management may be able to reasonably estimate a breakage factor, which may have a material impact on revenues and gross margins.

Deferred Tax Assets

We have net deferred tax assets totaling $14,220,000, comprised primarily of net operating loss carryforwards. Due to our operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, we have recorded a valuation allowance of $14,120,000 against our net deferred tax assets.

Contingencies

We are subject to various legal proceedings and claims (see Part I, Item 3 - Legal Proceedings and Note 12 of Notes to Consolidated Financial Statements), the outcomes of which are subject to significant uncertainty. Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, requires that estimated amounts relating to a contingency should be recorded if it is probable that a liability or gain has been incurred and the amount can be reasonably estimated. Disclosure of a loss contingency is required if there is at least a reasonable possibility that a loss may have been incurred. We evaluate, among other factors, the degree of probability of the outcome and the ability to make a reasonable estimate of the amounts. In the third quarter of fiscal 2003, the Company was assessed a $1.6 million penalty by the International Trade Commission (“ITC”). This action and potential penalty was previously noted in the Company’s filings, but until that time, management had no basis on which to accrue a loss. In the fourth quarter of fiscal 2003, management negotiated a settlement with the ITC, lowering the penalty to approximately $875,000 and therefore, a gain was recorded in that quarter. During the second quarter of fiscal 2004, management successfully negotiated a settlement with one of its vendors for services rendered in prior periods, which resulted in a gain of approximately $738,000 in that quarter.

Results of Operations

The following table presents information from our consolidated statements of operations, expressed as a percentage of net revenues for the periods indicated.

                  Fiscal Years Ended

September 24,	September 25, September 27,
2005	2004	2003
Net revenues	100.0%	100.0%	100.0%
Cost of goods and services	71.3	72.4	75.2
GROSS PROFIT	28.7	27.6	24.8

Operating expenses:

Marketing	18.1	12.0	9.1
Research and development	24.9	7.5	8.3
General and administrative	22.0	16.3	18.2
Loss on impairment of assets	7.2	-	-
ITC penalty	-	-	3.01
Total operating expenses	72.2	35.8	38.6

Other Income/Expense	(10.3)	(.7)	(.4)

LOSS FROM OPERATIONS	(43.4)	(8.9)	(14.2)

LOSS BEFORE INCOME TAXES	(53.7)	(8.9)	(14.2)
Income tax benefits	-	.6	.3

NET LOSS	(53.8)%	(8.3)%	(3.9)%

Net revenues decreased 32% to $13,723,000 in fiscal 2005 compared to $20,160,000 in fiscal 2004. Net revenues decreased 32% to $20,160,000 in fiscal 2004 from $29,416,000 in fiscal 2003. The decreases in net revenues for fiscal years 2005, 2004 and 2003 were exclusively due to declines in film-based processing volumes and this will be the overall trend for this declining line of business. Net revenues from digital-based processing increased in fiscal 2005 by 24% to $3,785,000 compared to $3,054,000 in fiscal 2004 and $2,631,000 in fiscal year 2003.

We have developed a new customer acquisition strategy and our business strategy focuses on the development of products and services in the digital market. We implemented a customer acquisition program designed to drive customers to the website, retain signed up customers and reactivate previous customers. The success of this approach is reflected in a 50% increase of the digital product line from 16% for 2003 to 2004 and 24% for 2004 to 2005.

Gross profit as a percentage of net revenues for fiscal 2005 increased to 28.7% compared to 27.6% in fiscal 2004 and 24.8% in fiscal 2003. The increase in the gross profit percentage in fiscal 2005 compared to the prior periods was primarily due to outsourcing of the film production resulting in reduced unabsorbed overhead cash. Gross profit fluctuates due to the seasonal nature of revenues and revenue per order, combined with fixed operating costs associated with equipment, facilities and fixed overhead costs related to our products and services.

Total operating expenses for fiscal 2005 were $9,901,000 compared to $7,213,000 for fiscal 2004 and $11,334,000 for fiscal 2003. The increase in operating costs in fiscal 2005 is the result of increased research and development costs to complete the transition to a new Java based software platform and a reduction in general and administrative costs as a result of the successful implementation of cost cutting projects. Fiscal 2004 operating costs also included a vendor settlement of approximately $738,000 that was recorded as a reduction in operating costs. In fiscal 2003, operating expenses included $875,000 for costs related to the settlement of a penalty assessment with the International Trade Commission (see Part I, Item 3 - Legal Proceedings). Future periods may reflect increased or decreased operating expenses due to the timing and magnitude of marketing activities as well as expenditures related to development of our digital services and products.

Marketing expenses in fiscal 2005 increased to $2,487,000 compared to $2,421,000 in fiscal 2004 and $2,662,000 in fiscal 2003. The increase in marketing expenses in fiscal 2004 were primarily due to a shift in our marketing strategy to target our customer base through retention and reactivation marketing programs compared to expenditures focused on customer acquisition. Our marketing expenses increased slightly in fiscal 2005 as we continued to test and evaluate marketing programs focused on effective customer acquisition and also improving productivity throughout the organization.

Research and development expenses in fiscal 2005 were $3,413,000 compared to $1,509,000 in fiscal 2004. Research and development expenses in fiscal 2004 were $1,509,000 compared to $2,442,000 in fiscal 2003. The increase in research and development expenditures in fiscal 2005 was primarily due to the continued upgrading of our infrastructure, launching the new website, and the completion of the migration to a Java based software platform.

General and administrative expenses decreased to $3,015,000 in fiscal 2005 compared to $3,283,000 in fiscal 2004. General and administrative expenses in fiscal 2004 decreased to $3,283,000 compared to $5,355,000 in fiscal 2003. During the second quarter of fiscal 2004, PhotoWorks, Inc. and one of its service providers reached a settlement agreement regarding disputed fees for services provided to PhotoWorks, resulting in a reduction of administrative expenses of $738,000. The decrease in general and administrative expenses in fiscal year 2005 reflects layoffs as a result of the outsourcing of the film business, the integration of the human resources department into the administration and the various costs cutting projects implemented in 2005.

Loss on impairment of tangible and intangible assets in the amount of $986,000 were incurred as a result of the necessary write-off of assets that become redundant during fiscal 2005.

Other operating expenses for fiscal 2003 included costs related to the settlement of a penalty assessment with the ITC of $875,000 (see Note 3 of Notes to Consolidated Financial Statements).

Total other expense in fiscal 2005 was $1,414,000, compared to $147,000 in fiscal 2004. This increase is mainly due to non-cash interest charges of $1,561,000 incurred by the recapitalization during fiscal 2005.

In fiscal 2004, we recorded a tax benefit of $115,000 related to refundable tax credit carrybacks for fiscal years 2001 and 2002. In fiscal 2003, we recorded net tax benefits of $92,000 related to an AMT adjustment.

Liquidity and Capital Resources

As of September 24, 2005, our principal source of liquidity was approximately $1,872,000 of cash and cash equivalents.

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2005, cash flow used in operations was $4,139,000, primarily attributable to a net loss of $7,370,000. As compared to prior periods the net loss is primarily due to lower revenues, and increase in research and development expenses. In addition, the Company recognized non-operating expenses of $1,414,000. Cash and cash equivalents declined from $2,481,000 at the beginning of the fiscal year to $1,872,000 as of September 24, 2005 and the Company's current ratio declined from 1.10 to .81. The Company expects a further decline in cash and cash equivalents in fiscal 2006 primarily due to continued operating losses resulting from declines in film revenues.

Management has taken various actions to reduce operating expenses drastically and to eliminate all fixed product overhead expenses. Implementation of various cost reduction projects combined with the outsourcing of its entire production capacity resulted in the shut down of the 45,000 square foot production facility and the move to a 15,000 square foot office. The impact of the project on our general and administrative costs will be realized after the move to the new facility in the second quarter of 2006.

On July 27, 2005, PhotoWorks, Inc. consummated the sale of 3,710,575 shares of common stock and warrants to purchase 361,905 shares of common stock for an aggregate purchase price of $2,000,000. The purchase price of the common stock was $.539 per share. The exercise price of the warrants is $1.05 per share. The warrants expire in 5 years if not previously exercised.

On July 27, 2005, PhotoWorks consummated the conversion of two series of its outstanding debentures into common stock and warrants to acquire common stock. The aggregate amount of principal and accrued interest converted of $4,492,000, was converted into 8,244,478 shares of common stock and warrants to purchase 442,636 shares of common stock at an exercise price of $1.10 per share. The warrants have a term of five years.

On July 27, 2005, PhotoWorks exchanged 4,149,373 shares of common stock for all of the outstanding shares of its Series A Preferred Stock. The exchange ratio was based on a price for the common stock of approximately $3.615 per share.

Net cash used in investing activities was $511,000 in fiscal 2005 compared to $688,000 in fiscal 2004 and $256,000 in fiscal 2003. In fiscal 2005, 2004 and 2003, we purchased additional equipment to support our digital strategy.

Net cash from financing activities was $4,041,000 for fiscal 2005 compared to net cash provided of $13,000 in fiscal 2004 and net cash used of $93,000 in fiscal 2003. Net cash from financing activities in fiscal 2005 was primarily due to the $4,000,000 in cash investments into equity during fiscal 2005.

The ratio of current assets to current liabilities was 0.79 at the end of fiscal 2005 compared to 1.1 at the end of fiscal 2004. The decrease in fiscal 2005 is primarily due to the use of cash to fund operations for fiscal 2005.

As of September 24, 2005, our principal commitments consisted of obligations outstanding under non-cancelable leases and our settlement with the ITC.

Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Future
2006 2007 2008 2009 2010 Years
Lease	$189	$281	$307	$321	$337	$353
ITC	250 250 - - - -
$539	$531	$307	$321	$337	$353

Inflation

The results of our operations have not been significantly affected by inflation during the last three fiscal years.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET                            RISK

Not material.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 28 through 48.

Board of Directors

PhotoWorks, Inc.

Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of PhotoWorks, Inc. as of September 24, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the index at item 15(a) for the year ended September 24, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoWorks, Inc. as of September 24, 2005 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the relates consolidated financial statement schedule for the year ended September 24, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has generated recurring net losses and cash flow shortages. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this issue are also discussed in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

January 9, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Shareholders and Board of Directors

PhotoWorks, Inc.

We have audited the accompanying consolidated balance sheet of PhotoWorks, Inc. and subsidiaries (the Company) as of September 25, 2004, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended September 25, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a) for the years ended September 27, 2003 and September 25, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PhotoWorks, Inc. and subsidiaries at September 25, 2004, and the results of their operations and their cash flows for each of the two years in the period ended September 25, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule for the years ended September 27, 2003 and September 25, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has a shareholder deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Seattle, Washington

October 29, 2004

PHOTOWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS	September 24, 2005	September25, 2004
CURRENT ASSETS
Cash and cash equivalents	$1,872	$2,481
Accounts receivable, net of allowance for doubtful accounts of $0, and $21 in 2005 and 2004, respectively	-	71
Current portion of vendor receivable	249	284
Inventories	80	467
Prepaid expenses	60	122
TOTAL CURRENT ASSETS	2,261	3,425

PROPERTY AND EQUIPMENT, NET	483	1,800

OTHER ASSETS
Intangibles, net	-	92
Long-term vendor receivable	175	165
Lease deposits	33	33
TOTAL OTHER ASSETS	208	290

TOTAL ASSETS	$2,952	$5,515

LIABILITIES & STOCKHOLDES' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$953	$1,302
Accrued compensation	463	628
Other accrued expenses	713	378
ITC penalty, current portion	252	239
Current portion of capital lease obligations	6	6
Deferred revenues	408	550
Current portion of subordinated debentures	65	-
TOTAL CURRENT LIABILITIES	2,860	3,103

LONG-TERM LIABILITIES
Subordinated convertible debentures, with a liquidation preference of $5,000,000 upon conversion to Series B convertible preferred stock	-	2,500
ITC penalty, non-current portion	274	437
Capital lease obligations, net of current portion	7	11
TOTAL LONG-TERM LIABILITIES	281	2,948

TOTAL LIABILITIES	3,141	6,051

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value; authorized 2,000,000 shares; 0 and 15,000 shares Series A Convertible Preferred Stock authorized, issued and outstanding in 2005 and 2004, respectively, with a liquidation preference of $19,162,500, September 25, 2004 36,830 shares Series B Convertible Preferred Stock authorized, none issued or outstanding in 2005 and 2004	-	-
Common stock, 101,250,000 shares authorized, $0.01 par value; 19,794,672 and 3,619,942 shares issued and outstanding, respectively	198	37
Additional paid-in capital	24,061	16,505
Accumulated deficit	(24,448)	(17,078)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(189)	(536)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,952	$5,515

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended September 24, 2005	Year Ended September 25, 2004	Year Ended September 27, 2003

REVENUES
Net revenues	$13,723	$20,160	$29,416
Cost of goods and services	9,778	14,587	22,129

GROSS PROFIT	3,945	5,573	7,287

OPERATING EXPENSES
Marketing	2,487	2,421	2,662
Research and development	3,413	1,509	2,442
General and administrative	3,015	3,283	5,355
ITC penalty	-	-	875
Loss on impairment of tangible and intangible assets	986	-	-
TOTAL OPERATING EXPENSES	9,901	7,213	11,334

LOSS FROM OPERATIONS	(5,956)	(1,640)	(4,047)

OTHER INCOME (EXPENSE)
Interest expense	(213)	(230)	(173)
Financing expense	(38)	-	-
Non-cash interest expense	(1,561)	-	-
Interest income	45	74	42
Other income, net	353	9	11
TOTAL OTHER INCOME (EXPENSE)	(1,414)	(147)	(120)

LOSS BEFORE INCOME TAXES	(7,370)	(1,787)	(4,167)

INCOME TAX BENEFIT	-	115	92

NET LOSS	$(7,370)	$(1,672)	$(4,075)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.96)	$(0.50)	$(1.20)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	7,705,299	3,377,400	3,331,400

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deficit Accumulated	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount

Balances as of September 29, 2002	15,000	$-	3,331,057	$33	$15,936	$(11,331)	$4,638
Stock options exercised	-	-	1,000	-	1	-	1
Net loss for year ended September 27, 2003	-	-	-	-	-	(4,075)	(4,075)

Balances as of September 27, 2003	15,000	-	3,332,057	33	15,937	(15,406)	564
Stock options exercised	-	-	29,885	2	16	-	18
Stock compensation expense	-	-	-	-	158	-	158
Warrants exercised, net	-	-	18,000	-	-	-	-
PhotoAccess purchase	-	-	240,000	2	394	-	396
Net loss for year ended September 25, 2004	-	-	-	-	-	(1,672)	(1,672)

Balance as of September 25, 2004	15,000	-	3,619,942	37	16,505	(17,078)	(536)
Options exercised for cash @ $0.12 - $0.165 per share	-	-	70,433	1	47	-	48
Stock options issued for compensation	-	-	-	-	31	-	31
Stock options issued for services	-	-	-	-	45	-	45
Beneficial conversion on debt $2 million	-	-	-	-	968	-	968
Warrants issued for interest and financing	-	-	-	-	133	-	133
Preferred stock converted to common shares @ $3.615	(15,000)	-	4,149,373	41	(41)	-	-
Common stock issued for cash @ $0.539	-	-	3,710,575	37	1,963	-	2,000
Debt converted in common shares	-	-	8,244,478	82	4,410	-	4,492
Fractional shares from the 5 for 1 split	-	-	(129)	-	-	-	-
Net loss for year ended September 24, 2005	-	-	-	-	-	(7,370)	(7,318)

Balance as of September 24, 2005	-	$-	19,794,672	$198	$24,061	$(24,448)	$(189)

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended September 24, 2005	Year Ended September 25, 2004	Year Ended September 27, 2003

Net loss	$(7,370)	$(1,672)	$(4,075)
Adjustments to reconcile net loss to net cash used by operating activities:
Services paid by issuance of common stock	45	-	-
Depreciation and amortization	776	1,289	1,802
Other non-cash income	(353)
Stock and warrants issued as interest and financing costs	593	-	-
Legal settlements		(340)	875
Options issued as stock compensation	31	158	-
Impairment and disposal of assets, net	986	(5)	(13)
Discount on convertible debt	968	-	-
Income taxes receivable/payable	-	(14)	1,822
Net change in other receivables, inventories, payables and other	-	(1,071)	3,571
Increase (decrease) in:
Accounts receivable	96	-	-
Inventory	387	-	-
Prepaid expenses	62	-	-
Deferred revenues	(143)	55	(52)
Accrued liabilities	170	-	-
ITC Penalty	(150)	-	-
Accounts payable	(237)	-	-
Net cash provided by (used in) operating activities	(4,139)	(1,600)	3,930

Cash flows from investing activities:
Purchase of property, plant, and equipment	(519)	(735)	(270)
Proceeds from sales of property, plant, and equipment	8	47	14
Net cash used in investing activities	(511)	(688)	(256)

Cash flows from financing activities:
Proceeds from exercise of options	48	-	-
Proceeds from sale of subordinated debt	2,000	-	-
Proceeds from issuance of common stock	2,000	18	1

Payment on capital lease obligations	(7)	(5)	(94)
Net cash provided by (used in) financing activities	4,041	13	(93)

Net increase (decrease) in cash	(609)	(2,275)	3,581

Cash, beginning of period	2,481	4,756	1,175

Cash, end of period	$1,872	$2,481	$4,756

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and cash received for income tax refund:
Interest	$213	$176	$175
Income tax refund	$-	$115	$1,915

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligation incurred	$-	$13	$8
Services paid by issuance of common stock	$45	$-	$-
Stock issued for debt and interest	$4,442	$-	$-
Warrants issued as interest and financing costs	$593	$-	$-
Options issued as stock compensation	$31	$-	$-
Discount on convertible debt	$968	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – OPERATIONS

Photoworks, Inc. (“PhotoWorks” or the “Company”) is an online photography services company. PhotoWorks offers processing and printing services to both digital and traditional camera users, primarily in the United States. PhotoWorks provides customers with the ability to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo related products. In addition, customers can create Custom Photo Books and Signature Photo Cards using PhotoWorks’ website.

PhotoWorks was incorporated in Washington State in June 1976. The executive offices are located at 1260 Sixteenth Avenue West, Seattle, Washington 98119, and the telephone number is (206) 281-1390. References to PhotoWorks and the Company in this Report include PhotoWorks, Inc., and its wholly-owned subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of PhotoWorks, Inc., is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Advertising Costs

Advertising costs are recorded as expenses when incurred. Costs of printed direct mail promotional materials are recorded as expenses during the period in which they are mailed or otherwise disseminated to customers.

Accounts/Other Receivables

Accounts and other receivables primarily include rebates and other amounts due from vendors. An allowance for doubtful accounts is established based on the Company’s historical loss percentage for bad debts along with consideration given to the aging of the receivables. The Company has a long-term receivable due from a vendor as part of a settlement over disputed services. Under the terms of the settlement, the Company receives $95,000 annually for 4 years. The first payment was received in July 2004. The fair value of the receivable was determined at the time of the settlement (February 2004) and the Company is recognizing imputed interest income on a monthly basis which is included in the balance of the vendor receivable account. Management believes the carrying amount of this receivable approximates its fair value and no risk of loss currently exists based on the financial strength of the vendor.

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting for Convertible Notes and Securities with Beneficial Conversion Features

Following guidance by EITF 00-27 the Company allocates proceeds received from convertible notes and/or securities first to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are amortized over the life of the loans.

Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS, No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion; however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Accounting Standards no. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. The Company has determined that there was no impact from the adoption of this statement.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, credit card receivables, and highly liquid short-term investments with a maturity date of three months or less on date of purchase.

Depreciation and Amortization

Property, plant, and equipment are depreciated using the straight-line method based on the estimated useful asset lives, ranging from two to five years. Expenditures for major remodeling and improvements of leased properties are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset. Management reviews these estimates quarterly and if the estimates need to be shortened, the assets are depreciated over the remaining estimated useful life. (See Note 5).

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Deferred Revenues

Deferred revenues relate primarily to Prepaid Print Credits and the Pick Your Prints product. The Company recognizes the revenue from these offerings based on the relative fair values of the products contained in the offers when such products are actually shipped.

Earnings (Loss) Per Share

The Company calculates earnings per share based on the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Net loss per share is based on the weighted average number of common shares outstanding during the period. The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as the inclusion of common stock equivalent would have been antidilutive.

Income Taxes

The benefit or provision for federal income taxes is generally computed based on pretax income. However, the benefit or provision may differ from income taxes currently payable or receivable, because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. As more fully described in Note 8, the net operating losses for both book and tax purposes exceed amounts available for operating loss carrybacks. Due to the uncertainty of the recoverability of these deferred assets, a valuation allowance has been recorded. See Note 7.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies. An inventory reserve is established for those inventories which are obsolete or in excess of forecasted usage or their estimated net realizable value.

Long-lived Assets

The company has adopted the policies of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. See Note 5.

Other Financial Instruments

The carrying values of financial instruments such as trade receivables, payables and accruals, approximate their fair values, based on the short-term maturities of these instruments. The ITC penalty, vendor settlement and capital lease obligations have had no significant changes in interest rates or credit risk of the Company, therefore the carrying values of those financial instruments also approximate their fair values.

Principles of Consolidation

The consolidated financial statements include PhotoWorks, Inc. and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

The Company’s shareholders approved on June 28, 2005 a 1 for 5 reverse stock split of its $0.01 par value common stock. (See Note 9.) All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split. This resulted in our stock symbol changing from FOTO to PHTW.OB.

Segment Reporting

The Company currently has one business segment, therefore segment reporting in accordance with SFAS 131 is not required.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensations.” (SFAS 123R) This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) and has recognized $31,000 for employee stock compensation during fiscal year 2005 in accordance with SFAS No. 123(R).

The Company accounts for stock issued for compensation in accordance with APB 25, "Accounting for Stock Issued to Employee." Under this standard, compensation cost is the difference between the exercise price of the option and fair market of the underlying stock on the grant date. In accordance with SFAS No. 123(R), "Accounting for Stock Based Compensation," the Company provides the pro forma effects on net income and earnings per share as if compensation had been measured using the "fair value method" described therein.

Following is the impact of the compensation cost based upon the fair value of the options at grant date:

Pro-forma Sept. 25,	Pro-forma Sept. 27,
2004	2003
(in thousands, except per share data)

Net income (loss) as reported	$(1,672)	$(4,075)

Add: Stock-based compensation expense

included in net income, net of related tax benefits	158	-

Deduct: Stock based compensation as determined

under FAS 123, net of related tax effects	(470)	(446)
Pro forma net income (loss)	$(1,984)	$4,521

Basic earnings (loss) per share as reported	$(.50)	$(1.20)
Diluted earnings (loss) per share as reported	$(.50)	$(1.20)
Pro forma basic earnings (loss) per share	$(.60)	$(1.35)
Pro forma diluted earnings (loss) per share	$(.60)	$(1.35)

Pro forma information regarding net income (loss) and diluted earnings (loss) per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123(R). The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

Fiscal 2005              Fiscal 2004    Fiscal 2003

Risk free interest rate	3.00%	2.81%	2.23%
Expected volatility	55.00%	151.92%	180.98%
Expected option life	3.14 years	2.92 years	3.33 years
Dividend yield	0.00%	0.00%	0.00%

The pro forma effects on net income (loss) for fiscal years 2004, and 2003 are not indicative of a charge and the effects in future years because additional grants in future years are anticipated.

Revenue Recognition

The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company’s products and services will not be returned but customers can request a refund if not satisfied. During fiscal year 2005, refunds were less than 1% of net revenues. An allowance is recorded for expected future returns and refunds.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Research and Development

Research and development expenses consist primarily of costs incurred in ongoing development of our online image management, developing online photo archiving and photo sharing services, other digital related services, and creating infrastructure necessary to support systems of for customer interaction. The Company recognizes research and development expenses are charged to operations as incurred.

Shipping and Handling Costs

These costs are included in the cost of goods and services.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 3 – GOING CONCERN

As shown in the accompanying financial statements, the Company had negative working capital and a stockholders’ deficit at September 24, 2005. During 2005, the Company reported a loss of $5,956,000 from operations and another $1,414,000 from other non operating activities. Net cash flow used in operations was $4,139,000, while financing activities only raised $4,041,000 during fiscal year 2005.

The Company continues its restructuring activities that were initiated during 2005 and management is developing further plans to raise additional funding in 2006. In addition, the Company is currently putting technology in place which will, if successful, improve operating efficiencies and ultimately improve profit margins. The Company has taken serious measures including the outsourcing of its entire production capacity during fiscal year 2005. The purpose for the implementation of these projects is to achieve the optimal cost reduction impact as a result of reducing overhead expenses, elimination of unabsorbed production overhead and the increase in overall productivity. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources and the risks of executing on its current business plan.

Management believes that the current operational plans which reflect the results from the restructuring activities referred to above combined with additional fund raising in 2006 and the cash resources currently on hand will enable the company to continue as a going concern. However, if the company is not able to execute its operational plan the company will need to raise additional funding and may need to further reduce its expenditures to be able to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - LEASES

As of September 24, 2005, the Company leased its main operating facilities, totaling approximately

45,000 square feet for $410,000 per year, expiring September 2010. During the first quarter 2006 the Company negotiated a premature cancellation of that contract that will take effect on January 3, 2006. The Company has entered a new office lease agreement for a 15,030 sq ft office space.

All prior capital leases during fiscal year 2005 expired. Only leases related to the office facility remain.

At September 24, 2005, future payments under non-cancelable operating leases are as follows:

Operating
Leases
(in thousands)

Fiscal 2006	$189
Fiscal 2007	281
Fiscal 2008	307
Fiscal 2009	321
Fiscal 2010	337
Thereafter	353
$1,788

Rental expense relating to facilities operating leases for fiscal years 2005, 2004 and 2003 was $410,000, $715,000 and $1,067,000, respectively. Rental expense relating to equipment operating leases for fiscal years 2005, 2004 and 2003, was $245,000, $441,000 and $424,000, respectively. Interest expense relating to the capital leases was $4,000, $1,000 and $2,000, for fiscal years 2005, 2004 and 2003, respectively.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, at cost, consist of the following:

	Sept. 24,	Sept. 25,	Sept. 27,
	2005	2004	2003
	(in thousands)
Property, plant, and equipment	$ 17,795	$ 18,533	$ 22,301
Website software	-	670	-
Equipment under capital lease	-	19	8
Leasehold improvements	2,449	2,449	4,318
	20,244	21,671	26,627
Less accumulated depreciation and amortization	(19,761)	(19,871)	(24,806)

	$ 483	$ 1,800	$ 1,821

Depreciation expense for the years ending September 24, 2005 was $704,000.

During the year ended September 24, 2005, the Company disposed of approximately $659,000 of fixed assets related to film processing.

Beginning in the fourth quarter of 2004, the Company began researching alternatives to increase its operational efficiencies for its film processing operations. The majority of the Company’s equipment is related to film processing and has been fully depreciated. However, a few assets had remaining lives beyond management’s current estimate of useful lives. The estimated remaining useful lives of those assets was revised to approximately nine months and, as a result, additional depreciation expense of approximately $90,000 was recorded in the fourth quarter of 2004. At September 24, 2005, the Company had an impairment of approximately $986,000 of tangible and intangible assets as a result of outsourcing film processing.

NOTE 6 - CONVERTIBLE DEBENTURES AND SUBORDINATED CONVERTIBLE DEBENTURES

Following guidance by EITF 00-27, the Company allocates proceeds received from convertible notes and/or securities first to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders equity. The discounts are amortized over the life of the loans.

In accordance with EITF 98-5 and 00-27, the amount of beneficial conversion is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.

In April 2001, the Company issued $2,500,000 of convertible debentures carrying a 7% interest rate and convertible, at the discretion of the holders, into Series B Preferred Stock. All but $65,000 of debentures were converted into 4,435,700 shares of common stock on July 27, 2005. The balance of $65,000 is due in April 2006, and has been reclassified to short-term liabilities.

On February 16, 2005, the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures and warrants to Sunra Capital Holdings, Ltd (“Sunra”). Under the agreement, Sunra purchased $2,000,000 of debentures for cash and agreed to purchase between $1,000,000 and $2,000,000 of common stock at $.539 per share in a second closing subject to certain conditions. The debentures bear interest at 6% per annum, are payable interest only on a quarterly basis commencing June 30, 2005. The principal is due and payable on April 30, 2008. By July 27, 2005, the debentures were converted into an aggregate of 3,710,575 shares of common stock of the Company. In addition to the debentures, warrants were issued to purchase 380,952 shares of common stock at an exercise price of $.72

The Company recorded a $133,000 as a financing costs related to the issuance of the 380,952 warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model. The $133,000 was recognized as a period expense due to the fact that the 380,952 shares have been deemed to be fully earned as of the date of the agreement.

In addition, the Company recorded a beneficial conversion of $968,000 computed at the intrinsic value that was the difference between the conversion price of $.539 and the market value of $.72 on the date of closing. Upon conversion of the debenture, all unamortized amounts related to the beneficial conversion were charged to financing costs.

Transaction costs related to the $2,000,000 subordinated note were $60,000 and were recorded as a discount to the note. Upon conversion of the debenture, all unamortized transaction costs were charged to financing costs.

NOTE 7 – OUTSOURCE AGREEMENT

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

The equipment used in the Company’s existing film processing operations has been impaired or disposed. The reserve for obsolete inventory resulting from this transition was increased during the third quarter by $12,000 and expensed.

NOTE 8 - INCOME TAXES

During fiscal 2002, the Company recognized a tax benefit for net operating loss carrybacks. Due to the size of the carryback, the computation was subject to a standard review by the Joint Committee on Taxation. As a result of this review, completed during fiscal 2004, the IRS determined the Company was entitled to additional tax credits of $115,000, which were recorded as a tax benefit in 2004.

Income tax benefits are as follows (in thousands):

2005	2004	2003

Income tax benefits:

Current	-	$115	$92
Deferred	-	-	-
	$0	$115	$92

A reconciliation of the federal statutory tax rates to the effective tax rates is as follows:

	2005	2004		2003
Statutory tax rate	34.0%	34.0%		34.0%
	Non-deductible ITC penalty	(4.0)	(1.0)	(7.2)
	Other, net	(0.1)	(0.1)	(0.1)
	Valuation allowance on deferred tax assets	(29.9)	(26.5)	(24.5)
		0%	6.4%	2.2%

The Company has net deferred tax assets totaling $14,120,000, comprised primarily of net operating loss carryforwards. Due to operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, a valuation allowance of

$14,120,000 has been recorded against net deferred tax assets.

Principal items comprising cumulative deferred income taxes are as follows:

2005	2004
(in thousands)

Deferred tax assets:

Net operating loss carryforwards	$13,587	$11,374
Depreciation and amortization	-	300
Accrued expenses	297	144
Tax credit carryforwards	318	278
Deferred revenues	-	187
Other	18	39
Total deferred tax assets	14,220	12,322

Deferred tax liabilities:

Prepaid expenses	(14)	(5)
Other liabilities	(38)	(5)
Deferred revenues	(48)	-
Total deferred tax liabilities	(100)	(10)

Valuation allowance	(14,120)	(12,312)

Net deferred tax asset	$0	$0

The net operating loss (NOL) carryforwards begin expiring in 2020. Tax credit carryforwards of $29,000 relate to minimum tax credits and have no expiration date. The remaining carryforwards are related to research and development credits and charitable contributions. These credits and the net operating loss carryforwards expire as follows:

NOL	Tax Credit

                                                                                              Carryforwards   Carryforwards

(in thousands)

Fiscal 2020	$29,095	$117
Fiscal 2021		82
Fiscal 2022	851	50
Fiscal 2023	3,508	-
Fiscal 2024	6,511
	$39,965	$289

NOTE 9 - SHAREHOLDERS’ EQUITY

Convertible Preferred Stock

The shares of Series A preferred stock had a conversion price of $3.62 and included warrants to purchase common stock at an exercise price of $.72 per share. The shares of Series A preferred stock were converted into 4,149,373 shares of common stock and the warrants exercisable to purchase a total of 804,542 shares of common stock which were reserved for issuance.

The holders of the Series A Preferred Stock had a preference on the sale or liquidation of the Company. The aggregate amount of the liquidation preference at September 24, 2004, was $19,162,500, inclusive of accumulated dividends. The holders of Series A preferred stock also had preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company’s Board of Directors. To date, no such dividends have been declared.

On July 27, 2005, Series A Preferred stock was converted into 4,149,373 shares of common stock.

Common stock

As of June 28, 2005, the Company’s shareholders approved a 1 for 5 reverse stock split of its $0.01 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split. This resulted in our stock symbol changing from FOTO to PHTW.OB.

During July of 2005, the Company issued 3,710,575 shares of common stock and warrants to purchase 361,905 shares of common stock for $2,000,000 at $0.539 per share. The exercise price of the warrants is $1.05 per share with an exercise period of five years.

The Company submitted the recapitalization proposal for approval by shareholders at its annual meeting on June 28, 2005. The shareholders approved the recapitalization proposal and by July 27, 2005 the Company converted two series of its outstanding debentures into common stock and warrants to acquire common stock. The principal of $4,410,000 was converted into 8,244,478 shares of common stock and 442,636 warrants. Sunra completed the purchase of $2,000,000 shares of common stock as described above and received 20% warrant coverage on the additional purchase price at a price of $.80 per share.

Warrants

In addition to the warrants issued to the Series A preferred shareholders, the Company issued warrants as follows:

Issue date	Warrants issued	Exercise price	Expiration Date
12/20/2000	72,727	$1.00	12/20/2010
07/23/2001	50,000	$0.66	07/23/2011

In February 2004, 150,000 warrants were exercised at a price of $0.20. The net amount of the exercise resulted in issuance of 90,000 shares of common stock.

In addition to the debentures, warrants were issued to purchase 380,952 shares of common stock at an exercise price of $.72.

The Company recorded $133,000 as financing costs related to the issuance of the 380,952 warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model.

The $133,000 was recognized as a period expense due to the fact that the 380,952 shares have been deemed to be fully earned as of the date of the agreement.

During July of 2005, the Company issued 3,710,575 shares of common stock and warrants to purchase 361,905 shares of common stock for $2,000,000 at $0.539 per share. The exercise price of the warrants is $1.05 per share with an exercise period of five years.

The Company amortized the fair value of the warrants as interest expense over the applicable loan periods.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under covenants of a bank agreement to support the Company’s corporate credit cards, from declaring any dividends on shares of its capital stock without the bank’s prior consent. In addition, the Company may not pay any dividends on shares of common stock, unless prior to such payment, it has paid in full all cumulative dividends which would have accrued on the Series A preferred shares, from date of issuance until the date of such payment, whether or not such dividends have been declared by the board of directors.

NOTE 10 - EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of earnings (loss) per common share:

2005	2004	2003

Numerator for earnings (loss) per common share:

Net income (loss)	$(7,370,000)	$(1,672,000)	(4,075,000)

Denominator for basic earnings (loss) per share:

Weighted-average number

of common shares outstanding	7,705,299	3,389,000	3,331,400

Weighted average number of common shares

held in escrow	(11,600)	-

Effect of dilutive securities:

Stock options	-	-
Warrants	-	-	-

Denominator for diluted earnings (loss)
per common share	7,705,299	3,377,400	3,331,400

Basic earnings (loss) per share	$(.96)	$(.50)	$(1.20)
Diluted earnings (loss) per share	$(.96)	$(.50)	$(1.20)

At September 24, 2005, 2004 and September 25, 2003, there were $4,012,283, 1,634,012 and 1,442,744 stock options, warrants and common stock, respectively that were excluded from the computation of diluted loss per share as their effect was antidilutive. If the Company had reported net income in 2005, 2004, and 2003 the calculation of these per share amounts would have included the dilutive effect of these common stock equivalents using the treasury stock method.

NOTE 11 - STOCK-BASED COMPENSATION

In June, 2005, the Company’s board of directors adopted the PhotoWorks, Inc. 2005 Equity Incentive Plan. Employees, consultants, independent contractors, advisors and agents are eligible to participate in this plan. Pursuant to this plan, options may be granted to purchase up to 4,000,000 shares of common stock at prices equal to the fair market value of the shares at the time the options are granted.

In August 2005, the Company granted 1,649,400 common stock options to executives and directors. One fourth of the options vested at issuance and the fair value of these options is approximately $31,000 and has been recorded as compensation expense. An additional 710, 550 options were issued for serviced valued at $45,000. Shares of common stock reserved for issuance under stock option plans totaled 820,000 at September 25, 2004, of which 122,973 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

In October 2003, 150,000 options were granted outside the above plans as a one-time grant to recruit the Company’s president and chief executive officer.

The following schedule summarizes stock option activity for fiscal years 2003, 2004, and 2005.

Number	Price Per	Weighted Average
of Shares	Share	Exercise Price

Balance at September 28, 2002	547,062	$ .60 - $60.00	$10.15
Granted during 2003	103,800	$ .45 - $	1.50	$ 0.70
Expired/canceled during 2003	(51,118)	$ .45 - $50.00	$15.15
Exercised during 2003	(1,000)	$ .60 - $	0.60	$ 0.60

Balance at September 27, 2003	598,744	$ .45 - $60.00		$ 8.10
Granted during 2004
at fair value	320,040	$1.65 - $	4.55	$ 2.50
at less than fair value	50,000	$ .05 - $0.05		$ 0.05
Expired/canceled during 2004	(118,889)		$ .45 - $30.00	$ 8.75
Exercised during 2004	(29,885)	$ .60 - $0.93		$ 0.60

Balance at September 25, 2004	820,000	$ .72 - $0.72	$1.12
Granted during 2005	2,359,950	$ .01 - $0.72	$ 0.69
Expired/canceled during 2005	(353,153)	$ .09 - $0.72	$0.72
Exercised during 2005	(70,433)	$ .12 - $0.65	$0.68
Balance at September 24, 2005	2,756,357	$ .01 - $0.72	$0.69

Total compensation costs related to nonvested
stock options as of September 30, 2005	$ 581,448

Weighted average period of nonvested stock

Options as of September 30, 2005	2.7 years

Options considered fully vested as of September 24, 2005, September 25, 2004, and September 27, 2003, were 249,657, 388,138, and 346,995, respectively, at weighted average exercise prices of $0.44, $0.72, and $0.72, respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 24, 2005.

	Options Outstanding			Options Exercisable
		Remaining	Wtd. Avg.	Wtd. Avg.
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.00 - $	0.71	152,800.8	$ .69	996,536	$ .13
$ 0.72	2,603,557	2.9	$ .72	71,233	$ .72
	2,756,357		1,067,769

The per share weighted average fair value of stock options granted during fiscal years 2005, 2004, and 2003 was $.71, $.12, and $.10 respectively.

NOTE 12 - 401(K) RETIREMENT PLAN

The Company maintains a 401(k) Plan for substantially all employees. For fiscal year 2003, the Company's contributions were based on matching a percentage of up to 4% of voluntary employee contributions, plus a discretionary profit sharing contribution determined by the board of directors. Beginning in fiscal year 2004, the Company allocated matching or profit sharing contributions on a discretionary basis determined at the end of the fiscal year. No matching or profit sharing contributions were made for fiscal 2005, 2004 and 2003. The Company’s contributions totaled $0, $0, and $259,000 for fiscal years 2005, 2004 and 2003, respectively.

NOTE 13 - ITC SETTLEMENT

In September 2003, the Company negotiated a settlement agreement with the International Trade Commission, whereby the Company pays $250,000 in July for each of the four years beginning in 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in the fiscal 2003 financial statements for this matter.

NOTE 14 - CONTINGENCIES

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

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The Company’s fiscal year consists of four 13-week quarters. The following table sets forth summary financial data for the Company by quarter for fiscal years 2005 and 2004 (in thousands, except per share data).

Quarters

                                                                 First              Second            Third              Fourth

Fiscal 2005

Net revenues	$4,219	$2,934	$3,160	$3,410
Gross profit	1,242	703	804	1,196
Net income (loss)	(991)	(1,551)	(1,622)	(3,206)
Basic earnings (loss) per share	(.27)	(.42)	(.44)	(.27)
Diluted earnings (loss) per share	(.27)	(.42)	(.44)	(.27)

                                                                 First              Second            Third              Fourth

Fiscal 2004

Net revenues	$5,755	$4,553	$4,690	$5,162
Gross profit	1,702	845	1,249	1,777
Pretax income (loss)	(467)	(563)	(972)	215
Tax benefit (provision)	-	100	15	-
Net income (loss)	(467)	(463)	(957)	215
Basic earnings (loss) per share	(.15)	(.15)	(.30)	.05
Diluted earnings (loss) per share	(.15)	(.15)	(.30)	.05

The sum of quarterly loss per share may not necessarily equal the loss per share reported for the entire year since the weighted average shares outstanding used in the loss per share computation changes throughout the year.

NOTE 16 – SUBSEQUENT EVENTS

On September 28, 2005 the Company granted options to acquire 125,000 shares of common stock to officers and directors of the Company. All of the options were granted pursuant to the Company’s 2005 Equity Incentive Plan at an exercise price of $0.62 per share. All options vest ratably on a quarterly basis over a four years period.

NOTE 17 – PURCHASE OF PHOTOACCESS TECHNOLOGIES ASSETS

In August 2004, the Company acquired substantially all of the assets of PhotoAccess Technologies Corporation in exchange for 240,000 shares of the Company's common stock. PhotoAccess was a competitor in the online digital processing business with superior website technology and infrastructure.

The assets purchased included the operations of PhotoAccess along with the customer list, the website software and technology, and related hardware and software to run the website. The total cost of the acquisition was $487,000 which includes 240,000 shares valued at $396,000 based upon the average closing price of the stock during a seven-day period beginning three trading days before and ending three trading days after the public announcement of the acquisition on April 21, 2004, of $1.65 per share. 80,000 shares of the 240,000 shares issued are being held in escrow for a period of eleven months to satisfy any unknown liabilities of PhotoAccess that may arise within eleven months of the closing date.

The total purchase price of the acquisition is as follows:

Value of 240,000 shares of common stock	$ 396,000
Related transaction costs	91,000

Total purchase price	$ 487,000

=========

The purchase price allocation is as follows:

Website software	$ 499,000
Website hardware	46,000
Customer list	123,000
Liabilities assumed	(181,000)

Total	$ 487,000

=========

The results of operations of PhotoWorks, Inc. include the operations of PhotoAccess since the beginning of May 2004, when those operations were transferred to PhotoWorks pursuant to the asset purchase agreement. For comparative purposes, the following pro forma information is presented as if the transaction had been completed at the beginning of fiscal 2003.

September 24, 2004	September 27, 2003
As reported Pro forma	As reported	Pro forma

Net revenues	$ 20,160,000	$ 20,657,000	$ 29,416,000	$ 30,693,000
Net loss	(1,672,000)	(1,810,000)	(4,075,000)	(4,292,000)

Loss per share

- basic and diluted	$(.50)	$(.50)	$(1.20)	$(1.20)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 4 of Form 8-K dated August 4, 2004 of PhotoWorks, Inc. (the “Company”) reported that on July 28, 2004, Ernst & Young LLP notified the Company that the auditor-client relationship between the Company and Ernst & Young LLP would terminate upon the issuance of Ernst & Young’s auditor report on the consolidated financial statements of the Company for the fiscal year ending September 25, 2004. Ernst & Young LLP issued its audit report on December 23, 2004, and thus Ernst & Young’s resignation became effective on that date. The Audit Committee of the Company’s Board of Directors was informed of, but did not recommend or approve Ernst & Young’s resignation.

The reports of Ernst & Young LLP on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the audit report dated October 29, 2004 (except Note B, as to which the date is December 22, 2004) included an emphasis paragraph regarding uncertainties as to ability of the Company to continue as a going concern. In connection with the audits of the Company’s financial statements for each of the two fiscal years ended September 25, 2004, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A – CONTROLS AND PROCEDURES

See Item 7 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART III

ITEMS 10, 11, 12, 13 AND 14

The information called for by Part III (Items 10, 11,12,13 and 14) is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held in 2005, and is incorporated herein by reference. Such Proxy Statement is expected to be filed within 120 days of the Company’s last fiscal year-end, September 24, 2005. Information with respect to the Company’s executive officers appears under “Executive Officers of the Company” in Item 1 of Part I above.

We have adopted the PhotoWorks Finance Code of Professional Conduct (the code of ethics for senior financial officers), a code of ethics that applies to our Chief Executive Officer, Chief Accounting Officer and Controller.

PART IV

ITEM 15 -- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

(1)	Consolidated Financial Statements	Page

Report of Williams & Webster, P.S., Independent Registered Public

Accounting Firm	28

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets as of September 24, 2005 and September 25, 2004	30

Consolidated Statements of Operations for the years ended September 24, 2005,
September 25, 2004, and September 27, 2003	32

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
September 24, 2005, September 25, 2004, and September 27, 2003	33

Consolidated Statements of Cash Flows for the years ended September 24, 2005,
September 25, 2004, and September 27, 2003	34

Notes to Consolidated Financial Statements	36-53

Supplemental Consolidated Financial Statement Schedule.

The following additional information should be read in conjunction with the Consolidated Financial Statements of the Company included in Part II, Item 8.

(2)	Schedule	Page

II - Valuation and Qualifying Accounts	59

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

b. Exhibits

A copy of the Company’s Annual Report on Form 10-K, including all documents as exhibits, is available without charge upon written request to the Corporate Secretary, PhotoWorks, Inc., 1260 16th Avenue West, Seattle, WA 98119. Documents may also be requested by emailing your request to: ir@photoworks.com

Exhibit Number	Exhibit Description

3.1	Bylaws of the Company, as amended and restated on September 23, 2004. (Incorporated by reference to Form 10-K for the year ended September 25, 2004.)
3.2	Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated February 9, 2000. (Incorporated by reference to Exhibit 3.1 filed with the Company's Form 8-K filed February 16, 2000.)
3.3	Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated April 24, 2001. (Incorporated by reference to Exhibit 3.1 filed with the Company's 8-K filed April 27, 2001.)
3.4	Articles of Correction to Articles of Incorporation of PhotoWorks, Inc dated April 25, 2001. (Incorporated by reference to Exhibit 3.2 filed with the Company's 8-K filed April 27, 2001.)
3.5	Third Amendment to Articles of Incorporation of PhotoWorks, Inc. (Incorporated by reference to Form 8-K filed July 19, 2005)
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

4.2	Amendment to Rights Agreement dated July 7, 2005. (Incorporated by reference to Form 8-K filed July 19, 2005)
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

10.15	Second amendment to lease agreement dated June 14, 2000 between Smith Cove Partnership and the Company. (Incorporated by reference to Exhibit 10.23 filed with Company's Annual Report on Form
10.16

Employment and Separation Agreement and Release with Mickey Lass dated September 23, 2003. (Incorporated by reference to Exhibit 10.24 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

10.17	Employment Agreement with Philippe Sanchez dated October 3, 2003. (Incorporated by reference to Exhibit 10.26 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)
10.18

Non-Qualified Stock Option Agreement with Philippe Sanchez dated October 17, 2003 (Incorporated by reference to Exhibit 10.28 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 2004.)

10.19

Photofinishing Services Agreement with District Photo dated January 18, 2005 (Exhibit for which confidential treatment has been granted) (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.20	Fiscal 2005 Employee Performance Incentive Program(Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)
10.21

Convertible Note, Warrant and Common Stock Purchase Agreement dated February 16, 2005between PhotoWorks, Inc. and Sunra Capital Holdings, Ltd. (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.22

Investor Rights Agreement dated February 16, 2005 among PhotoWorks, Inc., SunraCapital Holdings, Ltd., Orca Bay Partners, Madrona Venture Fund I-A, L.P., Madrona Venture Fund I-B, L.P., Madrona Managing Director Fund, LLC, and Matinicus LP (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.23

Amended and Restated Investor Rights Agreement dated February 16, 2005 among PhotoWorks, Inc., Sunra Capital Holdings, Ltd., Orca Bay Partners, Madrona VentureFund I-A, L.P., Madrona Venture Fund I-B, L.P., Madrona Managing Director Fund, LLC, Tim and Alexa Carver, Stanley McCammon, Aaron Singleton and Matinicus LP (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.24	Subordinated Convertible Note dated February 16, 2005 issued by PhotoWorks, Inc. to Sunra Capital Holdings, Ltd. (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)
10.25	Warrant dated February 16, 2005 issued by PhotoWorks, Inc. to Sunra Capital Holdings, Ltd. (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)
10.26

Share Exchange Agreement dated February 16, 2005 among PhotoWorks, Inc. and the holders of Series A Preferred Stock named therein (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.27	Amendment to Subordinated Debentures dated February 16, 2005 between Photoworks, Inc. and Matinicus LP (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)
10.28

First Amendment to Amended and Restated Investor Rights Agreement Dated February 16, 2005 of PhotoWorks, Inc. and Consent and Waiver dated February 16, 2005. (Incorporated by reference to Form 10-Q for the quarter ended June 25, 2005.)

10.29	Offer letter dated June 1, 2005 between the Company and Werner Reisacher (Incorporated by reference from Form 8-K dated June 9, 2005)
10.30	2005 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Company's definitive proxy statement for the annual meeting of shareholders held on June 28, 2005
21*	PhotoWorks, Inc. Subsidiaries
23.1*	Consent of Williams & Webster LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002
31.2*	Certification of Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbannes-Oxley Act of 2002
32*	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Sarbanes-Oxley Act of 2002
99	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 99 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

*	Filed herewith.

PHOTOWORKS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Additions

Balance at	Charged (Credited)			Charged to	Balance
Beginning		to Costs and	Other		at End
Description	of Year	Expenses	Accounts	Deductions	of Period

FOR THE YEAR ENDED

SEPTEMBER 27, 2003

Allowance for doubtful accounts	$28	$32	$0	$4	$56

FOR THE YEAR ENDED

SEPTEMBER 25, 2004

Allowance for doubtful accounts	$56	$(35)	$0	$0	$21

FOR THE YEAR ENDED

SEPTEMBER 24, 2005

Allowance for doubtful accounts	21	$(21)	$0	$0	$0

____________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.
(REGISTRANT)

DATED: January 13, 2006	By: /s/ Philippe Sanchez
Philippe Sanchez
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Philippe Sanchez	President and	January 13, 2006
Philippe Sanchez	Chief Executive Officer
Director
(Principal Executive Officer)

/s/ Paul B. Goodrich	Director	January 13, 2006
Paul B. Goodrich

/s/ Edward C. Holl	Director	January 13, 2006
Edward C. Holl

/s/ Matthew A. Kursh	Director	January 13, 2006
Matthew A. Kursh

/s/ Mark L. Kalow	Director	January 13, 2006
Mark L. Kalow

/s/ Joseph Waechter	Director	January 13, 2006
Joseph Waechter

/s/ Werner Reisacher	Chief Financial Officer	January 13, 2006
Werner Reisacher