Form 10-K/A
PHOTOWORKS INC /WA
filed 2006-01-23
CIK 791050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 24, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file No. 0-15338

PHOTOWORKS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0964899
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1260 16th Avenue West, Seattle, WA	98119
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(206) 281-1390

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: [	]	No: [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes: [	]	No: [ X ]

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

As of January 19, 2005, the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $1,476,150 based on the last sale price of the Registrant’s Common Stock as reported by the Over the Counter Bulletin Board Market.

As of January 20, 2006, there were issued and outstanding 19,794,672 shares of Common Stock, par value $.01 per share.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Information on the Company's executive officers can be found in Part I, "Business", of the Form 10-K.

The Board of Directors of the Company currently consists of six directors classified into three classes. The table below sets forth the name, age, class and expiration of the term of the current Board of Directors.

Name	Age	Class	Expiration of Term
Paul B. Goodrich	59	I	2007
Philippe Sanchez	41	I	2007
Edward C. Holl	46	II	2006
Mark Kalow	50	II	2008
Matthew A. Kursh	40	III	2006
Joseph Waechter	52	III	2006

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

Edward C. Holl became a director of the Company in October 2005. He currently serves as President of California Atlantic Limited Inc., and Managing Member of Matinicus Capital Management LLC, both private investment firms. He also serves in various adversary roles to private companies in which he invests as a private investor.  Prior to this, Mr. Holl served as senior executive of Merchants Group International, a California based private equity firm.  Mr. Holl has 25 years experience in the financial industry having held various executive and non-executive positions since 1982. He started his career with Bateman Eichler Hill Richard Inc. of Los Angeles, where he co-founded the firm’s first investment management group which accumulated over $1 Bullion in assets after three year of launch between 1986 and 1989.  Mr., Holl was a Senior Vice President with Shearson Lehman Brothers between 1990 and 1993 and later on Chairman and CEO of two smaller broker dealers in northern California. Mr. Holl has held a variety of board and advisory positions since 1982. Mr. Holl received a BA from Occidental College in Los Angeles, a C.E.P. from the Institut D'Études Politiques de Paris in France and an MBA from the Anderson Graduate School of Management at the University of California, Los Angeles.

Matthew A. Kursh became a director of the Company in April 2000. Mr. Kursh started his career as president and co-founder of Clearview Software, which he sold to Apple Computer in 1989. Mr. Kursh then co-founded and was CEO of eShop Corporation, one of the first companies to offer platforms and services for online shopping. eShop's customers included such leading companies as AT&T, Tower Records, Spiegel, 1-800-Flowers and the Good Guys. eShop was later acquired by Microsoft where Mr. Kursh ran Sidewalk,

HomeAdvisor and MSN.com. Mr. Kursh left Microsoft in 1999 to focus on creative projects and work with start-up companies.

Mark Kalow became a director of the Company in May 2004. Mr. Kalow co-founded and served as COO and CFO at Live Picture Inc in 1993. He also served as Interim CEO to sell Live Picture to MGI Software (transaction closed in June, 1999). More recently, Mr. Kalow co-managed the U.S. venture capital activities of a major Japanese strategic software and services investor, Trans Cosmos USA. His experience also includes management positions in finance, product management and marketing at IBM, and as vice president of telecommunications for two years at Chase Manhattan Bank. Mr. Kalow also serves on the board and Audit Committee of ACD Systems, a publicly traded company on the Toronto Stock Exchange.

Joseph Waechter became a director of the Company in October 2005. He is managing partner of California Pacific Capital, LLC and President of Sunra Capital Holdings Limited. In 1972, Waechter joined DHL Worldwide Express where he held a number of positions including president and Chief Executive Officer from 1983 to 1987. He joined Air Micronesia, Inc. where he served as president and CEO from 1989 through 1997. He also served as Chairman and CEO of United Micronesia Development Association, Inc. and from 1994 to 1997, was Chairman and CEO of Danao International Holdings, a developer of golf, hotel, and resort projects in Vietnam.  He was a director of Merchants Group International from 1998 through 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, certain officers and greater-than-10% shareholders (“Reporting Persons”) of all publicly-held companies to file certain reports (“Section 16 Reports”) with respect to beneficial ownership of such companies’ equity securities. Based solely on its review of the Section 16 Reports furnished to the Company by its Reporting Persons and, where applicable, any written representation by them that no Form 5 was required, all Section 16(a) filing requirements applicable to the Company’s Reporting Persons during and with respect to fiscal 2005 have been complied with on a timely basis, except that Sunra Holdings Ltd. had one late Form 4 filing.

Code of Ethics

We have adopted the PhotoWorks Finance Code of Professional Conduct (the code of ethics for senior financial officers), a code of ethics that applies to our Chief Executive Officer, Chief Accounting Officer and Controller. A copy of the Code of Professional Conduct may be obtained without charge from the Company by request to Werner Reisacher at the Company's offices.

Information Regarding the Company's Audit Committee

The Board of Directors has an Audit Committee which consists of Messrs. Holl and Kalow. As defined by the rules of the Nasdaq Stock Market, Mr. Kalow is an independent director. Mr. Holl is not independent due to his position with Matinicus L.P., an affiliate of the Company. The Board of Directors has determined that Mr. Kalow is an audit committee financial expert as defined by the rules of the Securities and Exchange Commission. Mr. Holl was elected to the Audit Committee on October 28, 2005. During fiscal 2005 and until his resignation from the Board of Directors on October 15, 2005, Mr. Ross Chapin was a member of the Audit Committee.

ITEM 11. Executive Compensation.

The following table sets forth certain information concerning the compensation paid by the Company for services rendered during fiscal years 2005, 2004 and 2003 to any person who served as Chief Executive Officer during fiscal 2005, and executive officers of the Company whose total salary and bonus exceeded $100,000 in fiscal 2005 (the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation		Long-term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options	All Other Compensation(1)
Philippe Sanchez (2) President/CEO, and Director	2005 2004	$251,681 209,540	$67,500 0	873,400 200,000	$2,390 2,029
Thomas Kelley, Vice President/Chief Marketing Officer(3)	2005 2004	$168,750 50,135	0 0	200,000 40,000	$1,866 467
Gerald R. Barber, Vice President/Chief Information Officer (4)	2005 2004	$160,268	$25,500	235,000 55,000	$1,866 557
Michael F. Lass Vice President-Operations	2005 2004 2003	$162,295 162,310 175,362	0 0 36,450	0 0 45,000	$1,866 1,622 7,123

___________________________

(1) These amounts represent Company contributions to the PhotoWorks 401(k) Plan and   payments for term life insurance, short-term disability insurance and long-term disability insurance.

(2) Mr. Sanchez was appointed President/CEO and Director on October 20, 2003.

(3) Mr. Kelley joined the Company in June 2004.

(4) Mr. Barber joined the Company in May 2004

Employment Agreements

The Company and Mr. Philippe Sanchez are parties to an employment agreement dated October 3, 2003 (the “agreement”). Under terms of the agreement, Mr. Sanchez will receive a base annual salary of $225,000. Upon certain conditions, Mr. Sanchez’s salary will increase to $300,000 per year. Mr. Sanchez will also participate in a performance bonus program of up to 60% of base salary. The performance bonus plan provides financial incentives based on the Company’s results compared to financial and other metrics established by the Compensation Committee and approved by the Board of Directors.

As a hiring incentive, Mr. Sanchez received a stock option grant of 150,000 shares of Common Stock at an exercise price equal to the fair market value of the shares on the date the option was granted with a vesting period equal to four years. In addition, Mr. Sanchez received a stock option grant for 50,000 shares of Common Stock at an exercise price of $0.01. These shares vested in full at the one-year anniversary of the grant date. Vesting of the stock options is subject to continued employment with PhotoWorks. Vesting may accelerate in certain instances.

Option Grants in Last Fiscal Year

The Company has stock option plans pursuant to which options to purchase Common Stock are granted to officers and key employees of the Company. The following tables show stock option grants and exercises pertaining to the named Executive Officers of the Company during fiscal 2005, and the year-end potential realizable value of all their outstanding options. The vesting of options may be accelerated at the discretion of the administrator of the option plans.

	Number of Securities Underlying Options Granted (1)	Individual Options Granted			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Exercise Expiration (3)
		% of Total Options Granted to Employees in Fiscal Year	Exercise Price (2)	Expiration Date

					5%	10%
Philippe Sanchez	873,400	30.9%	$.071	8/31/15	$960,740	$1,458,578
Thomas Kelley	200,000	7.1%	$.071	8/31/15	220,000	334,000
Gerald R. Barber	185,000	6.5%	$0.71	8/31/15	203,500	308,950
Michael F. Lass	141,000	5.0%	$.071	8/31/15	155,100	235,470

____________________________

(1)

The Company's stock option plans are administered by the Compensation Committee of the Board of Directors, which determines to whom options are granted, the number of shares subject to each option, the vesting schedule and the exercise price. Options granted to officers or directors of the Company from the Company’s 2005 Stock Incentive Compensation Plan may be exercised for a period of three months following termination of employment.

(2)

All options are granted with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant. The exercise price may be paid by delivery of shares already owned by the option holder with a market value equal to the aggregate exercise price. With the permission of the Compensation Committee, the exercise price may also be paid by withholding shares that would otherwise be received by the option holder.

(3)

Potential realizable value is based on the assumption that the stock price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the five year option term. These values are calculated based upon requirements of the Securities and Exchange Commission and do not reflect the Company’s estimate or projection of future stock price performance. The actual value realized may be greater or less than the realizable value set forth in this table.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth certain information as of September 24, 2005, regarding options to purchase Common Stock held as of September 25, 2004, by each of the Named Executive Officers, as well as the exercise of such options during the fiscal year ended September 24, 2005. In addition, the following table reports the values for in-the-money options, which values represent the positive spread between the exercise price of such options and the fair market value of the Company’s Common Stock as of September 24, 2005.

	Shares Acquired Upon Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at September 24, 2005 (2)		Value of Unexercised In-the-Money Options at September 24, 2005 (3)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Philippe Sanchez	0	$0	493,350	580,050	$30,500	0
Thomas Kelley	0	$0	114,166	125,834	0	0
Gerald R. Barber	0	$0	146,250	93,750	8,550	0
Michael F. Lass	0	$0	91,500	108,500	500	0

____________________________

(1)

Value realized is calculated by subtracting the exercise price of the option from the market value of a share of the Company’s Common Stock on the date of exercise and multiplying the difference thereof by the number of shares purchased.

(2)	Future exercisability is subject to vesting and the option holder remaining employed by the Company.
(3)

Value is calculated by subtracting the exercise price of the option from the market value of a share of the Company's Common Stock as reported on the Over The Counter Bulletin Board (OTCBB) on September 24, 2005 and multiplying the difference thereof by the number of shares.

Ten Year Option Repricings

On August 9, 2005, the Board of Directors authorized the repricing of certain outstanding stock options of the Company. The Company has not previously repriced any options. The table below provides information regarding the effect of such repricing on all persons who were executive officers of the Company during the last ten fiscal years.

Name	Date	# of Securities Underlying Options Repriced	Market Price of Stock at Time of Repricing	Exercise Price at Time of Repricing	New Exercise Price	Length of Original Option Term Remaining at Date of Repricing
Philippe Sanchez	August 31, 2005	150,000	$.071	$2.75	$0.71	5 years
Thomas Kelley	August 31, 2005	40,000	0.71	2.10	0.71	6 years
Gerald R. Barber	August 31, 2005	40,000	0.71	2.50	0.71	6 years
Michael F. Lass	August 31, 2005	25,000	0.71	3.30	0.71	2 years

Upon completion of the Company’s recapitalization plan in July 2005, the Board of Directors granted additional options to management to reflect the effects of the dilution caused by the recapitalization plan and to provide meaningful equity incentives to senior management. In determining the size of these additional grants, the Board of Directors reviewed the existing options held by senior management and the exercise prices of those grants. Since many options held by management had exercise prices substantially higher than the current market value, the Board of Directors decided to reprice those options to current market value and to reduce the number of additional options that management was awarded. This had the effect of reducing the total number of options outstanding and of reserving additional authorized options for future grant.

Compensation Committee of the Board of Directors

Paul B. Goodrich
Matthew Kursh

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 24, 2005, the Compensation Committee consisted of Messrs. Goodrich and Kursh. None of these individuals has served at any time as an officer or employee of the Company or is an executive officer at any company where an executive officer of the Company serves on the Compensation Committee

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of January 20, 2006, with respect to all shareholders known by the Company who beneficially own more than five percent (5%) of the Company’s Common. Except as noted below, each person or entity has sole voting and investment power with respect to the shares shown.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock
California Pacific Capital L.L.C. (1) Sunra Holdings, Ltd. Joseph Waechter Suite 1500 50 California Street San Francisco, CA 94111	6,468,271	31.75
Matinicus LP (2) Edward Holl John P. Zinn 51 West 95th Street New York, NY 10025	4,590,143	22.63
The Tahoma Fund, L.L.C. (3) Orca Bay Capital Corporation Orca Bay Partners, L.L.C. Stanley McCammon John E. McCaw, Jr. Ross Chapin P.O. Box 21749 Seattle, WA 98111	2,766,248	13.97
Madrona Venture Fund I-A, L.P. (4) Madrona Venture Fund I-B, L.P. Madrona Managing Director Fund L.L.C. Madrona Investment Partners L.L.C. Paul Goodrich 1000 2nd Avenue – Suite 3700 Seattle, WA 98104	1,383,124	6.99

(1)

The registered holder of these securities is Sunra Holdings, Ltd. California Pacific Capital controls Sunra and Joseph Waechter controls California Pacific Capital. The amount shown includes warrants to purchase 580,952 shares of common stock.

(2)	Mr. Holl and Mr. Zinn are the managers of entities that control Matinicus LP. The amounts shown include warrants to purchase 487,142 shares of common stock.
(3)

Orca Bay Partners, L.L.C., (“Orca Bay”) is the Manager of The Tahoma Fund, L.L.C., (“Tahoma”). Orca Bay Capital Corporation (“OBCC”), Stanley McCammon (“McCammon”), John E. McCaw, Jr. (“McCaw”), and Ross Chapin (“Chapin”) are all affiliates of Orca Bay.

(4)

Madrona Investment Partners, L.L.C., (“Madrona”) is the Manager of the Madrona Venture Fund I-A, L.P. , Madrona Venture Fund I-B, L.P. , and Madrona Managing Director Fund, L.L.C. Mr. Goodrich is an affiliate of Madrona.

The following chart indicates ownership of the Company’s Common Stock and of options and warrants that are currently exercisable or exercisable within 60 days of January 20, 2006 by each director of the Company, each Named Executive Officer, and by all directors and executive officers as a group, all as of January 20, 2006.

Directors:	Age	Common Stock	Options and Warrants	Percent of Class
Philippe Sanchez	41	0	494,350	2.44
Edward C. Holl (1)	46	4,103,000	487,142	22.63
Paul B. Goodrich (2)	59	1,383,124	0	6.99
Matthew A. Kursh	40	0	21,250	*
Mark Kalow	50	0	0	*
Joseph Waechter (3)	52	5,887,319	580,952	31.75
Additional Named Executives:
Thomas Kelley	36	0	114,166	*
Gerald R. Barber	54	95,336	146,250	1.21
Michael F. Lass	50	0	91,500	*
All current directors and named executive officers as a group (10 persons)		11,468,779	1,315,094	60.56

* Percent of class is less than 1%

(1)	Shares and warrants are owned by Matinicus LP, of which Mr. Holl is a controlling person.
(2)	Shares are owned by funds of which Mr. Goodrich is a controlling person.
(3)	Shares and warrants are owned by Sunra Holdings, Ltd., of which Mr. Waechter is a controlling person

Equity Compensation Plan Information

In millions (except per share amounts)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,606,357.71	1,649,550

Equity compensation plans not approved by security holders	150,000.71	0
	2,756,357	1,649550
Total

1999 Employee Stock Option Plan. In October 1999, the Company’s board of directors adopted the 1999 Employee Stock Option Plan, or 1999 Employee Plan, which provides for discretionary grants of non-qualified stock options to non-officer employees and other service providers. A total of 160,000 shares of common stock have been reserved for issuance under the 1999 Employee Plan. As of September 24, 2005, all of the options available under the 1999 Employee Plan had been granted.

Options under the 1999 Employee Plan expire between five and seven years from the grant date and each option has an exercise price of not less than the fair market value of the Company’s stock on the date the option is granted. The options granted under the 1999 Employee Plan generally vest over three to four years. In the event of termination of an optionee’s employment with the Company, vesting of options will stop and the optionee may exercise vested options for a specified period of time after the termination. Upon certain changes in control of the Company, options may vest as determined by the Plan Administrator, or unless the acquiring company assumes the options or substitutes with comparable options.

Option Grant-Philippe Sanchez. On October 17, 2003, the Company’s board of directors granted 150,000 options as a one-time grant to recruit the Company’s President and Chief Executive Officer. The options granted to Mr. Sanchez vest over four years and expire seven years from the grant date. The option has an exercise price of $2.75 which was the fair market value of the Company’s stock on the date the option was granted. In the event of termination of an optionee’s employment with the Company, vesting of options will stop and the optionee may exercise vested options for a specified period of time after the termination. Upon certain changes in control of the Company, options may vest as determined by the Plan Administrator. On August 9, 2005, the Board of Directors authorized the repricing of these options effective August 31, 2005 to a new exercise price of $0.71.

2005 Equity Incentive Plan. At the shareholders’ meeting held on June 28, 2005, the Company’s shareholders approved the creation of the 2005 Equity Incentive Compensation Plan (“2005 Plan”) and authorized the grant of options and restricted stock rights for 4,000,000 shares of common stock. As of September 24, 2005, there were options to purchase 2,350,450 shares outstanding and 1,649,550 shares available for awards under the 2005 Plan.

For fiscal 2005, all options under the 2005 Plan expire ten years from the grant date and each option has an exercise price of not less than the fair market value of the Company’s stock on the date the option is granted. The options granted under the 2005 Plan generally vest over three to four years. In the event of termination of an optionee’s employment with the Company, vesting of options will stop and the optionee may exercise vested options for a specified period of time after the termination. Upon certain changes in control of the Company, options may vest as determined by the Plan Administrator, or unless the acquiring company assumes the options or substitutes with comparable options.

ITEM 13. Certain Relationships and Related Transactions.

The Company and Mr. Sanchez have entered into an employment agreement as more fully described under “Employment Agreements”.

Mr. Joseph Waechter, one of our directors, is the President of Sunra Capital Holdings, Ltd. (“Sunra”). Sunra is a major stockholder of PhotoWorks, and was a party to the recapitalization transactions previously disclosed by PhotoWorks on Forms 8-K filed on February 23, 2005 and August 2, 2005 and Form 10-Q filed on August 11, 2005. Sunra purchased a subordinated convertible note on February 16, 2005 and received 3,734,566 shares of the Company’s common stock upon conversion of such note on July 27, 2005. Sunra also received a warrant to purchase 333,333 shares of the Company’s common stock at an exercise price of $1.05 per share in connection with its February 16, 2005 note investment. On July 27, 2005, Sunra purchased an additional 2,411,874 shares of the Company’s common stock at a purchase price of $.539 per share for an aggregate purchase price of $1,300,000.09 and received a warrant to purchase 247,619 shares of common stock at an exercise price of $1.05 per share.

On July 27, 2005, Andrew T. Waechter, the brother of Joseph Waechter, purchased 185,529 shares of common stock at a purchase price of $.539 per share for an aggregate purchase price of $100,000.14 and received a warrant to purchase 19,048 shares of common stock at an exercise price of $1.05 per share.

Edward Holl, one of our directors, is an affiliate of Matinicus LP (“Matinicus”). Matinicus is a major stockholder of PhotoWorks and was a party to the recapitalization transactions the Company completed on July 27, 2005. On such date, a subordinated convertible debenture held by Matinicus converted into 4,103,001 at a rate of $.55 per share. Matinicus also received a warrant to purchase 409,436 shares of the Company’s common stock at an exercise price of $1.10 per share in connection with such debenture conversion. Mr. Holl is also the managing partner of H-Z Partners LLC (“H-Z Partners”). H-Z Partners is a stockholder of PhotoWorks and was a party to the recapitalization transactions the Company completed on July 27, 2005. On such date, a subordinated convertible debenture held by H-Z Partners converted into 182,201 at a rate of $.55 per share. H-Z Partners also received a warrant to purchase 18,182 shares of the Company’s common stock at an exercise price of $1.10 per share in connection with such debenture conversion. Mr. Holl also serves as the sole director and an executive officer of California Atlantic Ltd. Inc. (“California Atlantic”). In connection with the recapitalization transactions, California Atlantic was issued 74,212 shares of common stock on February 16, 2005, as well as a warrant to purchase 47,619 shares of common stock on February 16, 2005 at an exercise price of $1.05 per share. On July 27, 2005, California Atlantic was also issued an aggregate of 18,553 shares of common stock and warrants to purchase an aggregate of 11,905 shares of common stock at an exercise price of $1.05 per share in connection with the recapitalization transactions.

Mr. Paul Goodrich, one of our directors, is a managing director of Madrona Venture Group, LLC, which is the investment manager of Madrona Venture Fund I-A, L.P., Madrona Venture Fund I-B, L.P. and Madrona Managing Director Fund, LLC. The Madrona funds are major stockholders of PhotoWorks and were parties to the recapitalization transactions the Company completed on July 27, 2005. Madrona Venture Fund I-A, L.P. exchanged 4,032 shares of Series A Preferred Stock for 1,115,352 shares of common stock in the recapitalization transaction, Madrona Venture Fund I-B, L.P. exchanged 465 shares of Series A Preferred Stock for 128,630 shares of common stock and Madrona Managing Director Fund, LLC exchanged 503 shares of Series A Preferred Stock for 139,142 shares of common stock.

ITEM 14. Principal Accountant Fees and Services

The following table presents the fees for services rendered by Williams & Webster P.S. during fiscal 2005, and by Ernst & Young LLP during fiscal 2004.

.	2005	2004

Audit fees	$70,000	$ 168,000
Audit-related fees	$0	$2,500
Tax fees	$0	$76,630
All other fees	$0	$0

The Audit Committee did consider whether the provision of non-audit services is compatible with the principal accountants’ independence and concluded that the provision of other non-audit services has been compatible with maintaining the independence of the Company’s external auditors. All services provided by Williams & Webster P.S. to the Company must be pre-approved by the Audit Committee or a designated member of the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.
(REGISTRANT)

DATED: January 23, 2006	By: /s/ Philippe Sanchez
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

Date: January 23, 2006

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

Date: January 23, 2006

/s/ Werner Reisacher

Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of PhotoWorks, Inc. (the "Company") on Form 10-K/A for the period ending September 24, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, and Werner Reisacher, Chief Financial Officer certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, as of the date hereof, to the best of our knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the stated periods.

Signature: /s/ Philippe Sanchez	Signature: /s/ Werner Reisacher
Philippe Sanchez	Werner Reisacher
Chief Executive Officer	Chief Financial Officer

Dated: January 23, 2006	Dated: January 23, 2006