Form 10QSB
period 2006-02-02
PHOTOWORKS INC /WA
filed 2006-02-06
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 24, 2005

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

PHOTOWORKS, INC.

(Exact name of registrant as specified in its charter)

Washington	0-15338	91-0964899
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1260 16th Avenue West, Seattle, WA	98119
(Address of principal executive offices)	(Zip Code)

(206) 281-1390

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☒ No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	February 6, 2005
Common stock, $ 0.01 par value	19,794,672

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

PHOTOWORKS, INC.

FORM 10-QSB

For the Quarterly period ended December 24, 2005

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	3

ITEM 1	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
December 24, 2005 (Unaudited) and September 24, 2005	3

Consolidated Statements of Operations for the Three Months
ended December 24, 2005 and 2004 (Unaudited)	5

Consolidated Statements of Cash Flows for the Three Months ended
December 24, 2005 and 2004 (Unaudited)	6

Condensed Notes to Consolidated Financial Statements	8

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION	20

ITEM 6	EXHIBITS	20

PHOTOWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

December 24,	September 24,
2005	2005

(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$1,792	$1,872
Current portion of vendor receivable	463	249
Inventories	299	80
Prepaid expenses	150	60
TOTAL CURRENT ASSETS	2,704	2,261

PROPERTY AND EQUIPMENT, NET	495	483

OTHER ASSETS
Long-term vendor receivable	81	175
Lease deposits	33	33
TOTAL OTHER ASSETS	114	208

TOTAL ASSETS	$3,313	$2,952

L I A B I L I T I E S & S T O C K H O L D E R S ' ( D E F I C I T )

CURRENT LIABILITIES
Accounts payable	$1,949	$953
Accrued compensation	343	463
Other accrued expenses	475	713
ITC penalty, current portion	256	252
Current portion of capital lease obligations	11	6
Deferred revenues	404	408
Current portion of subordinated debentures	65	65
TOTAL CURRENT LIABILITIES	3,503	2,860

The accompanying condensed notes are an integral part of these consolidated financial statements.

LONG-TERM LIABILITIES

Subordinated convertible debentures, with a liquidation preference of $5,000,000 upon conversion to series B convertible preferred stock                                                                    --

ITC penalty, non-current portion	276	274
Capital lease obligations, net of current portion	-	7
TOTAL LONG-TERM LIABILITIES	276	281

TOTAL LIABILITIES	3,779	3,141

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.01 par value; authorized 2,000,000 shares;
15,000 shares Series A Convertible Preferred Stock with a
liquidation preference of $19,162,500 authorized,
no shares issued and outstanding
36,830 shares Series B Convertible Preferred Stock authorized,
no shares issued or outstanding	-	-
Common stock, 101,250,000 shares authorized,
$0.01 par value; 19,794,672 shares issued and outstanding	198	198
Additional paid-in capital	24,112	24,061
Accumulated deficit	(24,776)	(24,448)
TOTAL STOCKHOLDERS' (DEFICIT)	(466)	(189)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$3,313	$2,952

The accompanying condensed notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Period Ended December 24, 2005 (Unaudited)	Year Ended December 25, 2004 (Unaudited)
REVENUES	$ 3,964	$ 4,219
COST OF GOODS AND SERVICES	2,231	2,828
GROSS PROFIT	1,733	1,391
OPERATING EXPENSES
Customer Service	159	149
Marketing	1,064	734
Research and development	450	892
General and administrative	441	566
Loss on impairment of tangible and intangible assets	-	-
TOTAL OPERATING EXPENSES	2,114	2,341
LOSS FROM OPERATIONS	(381)	(950)
OTHER INCOME (EXPENSE)
Interest expense	-	(55)
Interest income	3	-
Other income, net	50	14
TOTAL OTHER INCOME (EXPENSE)	53	(41)
LOSS BEFORE INCOME TAXES	(328)	(991)
INCOME TAX BENEFIT	-	-
NET LOSS	$ (328)	$ (991)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ (0.02)	$ (0.28)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	19,794,672	3,549,800

The accompanying condensed notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 24, 2005 (Unaudited)	Year Ended December 25, 2004 (Unaudited)
Net loss	$(328)	$(991)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10	321
Options issued for services	51	-
Increase (decrease) in:
Accounts receivable	(120)	136
Inventory	(219)	203
Prepaid expenses	(90)	(67)
Deferred revenues	(4)	(30)
Accrued liabilities	(358)	(72)
ITC penalty	6	11
Accounts payable	996	565
Net cash provided by (used in) operating activities	(56)	76
Cash flows from investing activities:
Purchase of property, plant and equipment	(22)	(383)
Net cash used in investing activities	(22)	(383)
Cash flows from financing activities
Proceeds from exercise of options	-	21
Payment on capital lease obligations	(2)	2
Net cash provided by financing activities	(2)	23
Net increase (decrease) in cash	(80)	(284)
Cash, beginning of period	1,872	2,481
Cash, end of period	1,792	2,197

The accompanying condensed notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Options issued for services	$51	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

DECEMBER 24, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 24, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Operating results for the three-month period ended December 24, 2005 are not necessarily indicative of the results that may be expected for the year ending September 23, 2006.

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

Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,”

PHOTOWORKS, INC.

DECEMBER 24, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on our consolidated financial position, results of operations, or cash flows.

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

PHOTOWORKS, INC.

DECEMBER 24, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impact from the adoption of this statement.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, credit card receivables, and highly liquid short-term investments with a maturity date of three months or less on date of purchase.

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 24, 2005, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $14,248,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 24, 2005. The significant components of the deferred tax asset at December 24, 2005 and September 24, 2005 were as follows:

	December 24, 2005	September 24, 2005
Net operating loss carryforward	$ 13,698	$ 13,587
Stock options issued under a non-qualified plan	17	-
Tax credits	318	318
Other assets	315	315
Other liabilities	(100)	(100)
Deferred tax asset	14,248	14,120
Deferred tax asset valuation allowance	(14,248)	(14,120)
Net deferred tax assets	$ -	$ -

At December 24, 2005, the Company has net operating loss carryforwards of approximately $40,200,000, which expire through the year 2021. The change in the allowance account from September 24, 2005 to December 24, 2005 was $128,000.

Other Financial Instruments

The carrying values of financial instruments such as trade receivables, payables and accruals, approximate their fair values, based on the short-term maturities of these instruments. The ITC penalty, vendor settlement and capital lease obligations have had no significant changes in interest rates or credit risk of the Company, therefore the

PHOTOWORKS, INC.

DECEMBER 24, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

carrying values of those financial instruments also approximate their fair values.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensations.” (SFAS 123R) This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) and has recognized $51,000 for employee stock compensation during the first quarter of fiscal year 2006 in accordance with SFAS No. 123(R).

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

NOTE 3 – GOING CONCERN

Going Concern

As of December 24, 2005, the Company had a net loss of $328,000 from operations. The Company’s net cash flow from operations required $56,000 of cash and $22,000 in investing activities. The Company is continuing its restructuring activity and

PHOTOWORKS, INC.

DECEMBER 24, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management is developing further funding plans to be adopted during fiscal year 2006.

The Company has taken serious measures including the outsourcing of its entire production capacity during fiscal year 2005. The Company is dependent on raising additional capital to continue its operations and the restructuring of Company. The Company’s plans would be adversely affected if additional funds could not be raised. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources, and the risks of executing on its current business plan.

NOTE 4 - CONVERTIBLE DEBENTURES AND SUBORDINATED

CONVERTIBLE DEBENTURES

Following guidance by EITF 00-27, the Company allocates proceeds received from convertible notes and/or securities first to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders’ equity. The discounts are amortized over the life of the loans.

In accordance with EITF’s 98-5 and 00-27, the amount of beneficial conversion is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.

In April 2001, the Company issued $2,500,000 of convertible debentures carrying a 7% interest rate and convertible, at the discretion of the holders, into Series B preferred stock. All but $65,000 of debentures were converted into 4,435,700 shares of common stock on July 27, 2005. The balance of $65,250 is due in April 2006, and has been reclassified to short-term liabilities and was paid in January 2006.

On February 16, 2005, the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures and warrants to Sunra Capital Holdings, Ltd (“Sunra”). Under the agreement, Sunra purchased $2,000,000 of debentures for cash and agreed to purchase between $1,000,000 and $2,000,000 of common stock at $0.539 per share in a second closing subject to certain conditions. The debentures bear interest at 6% per annum, are payable interest only on a quarterly basis commencing June 30, 2005. The principal is due and payable on April 30, 2008. By July 27, 2005, the debentures were converted into an aggregate of 3,710,575 shares of common stock of the Company at a conversion price of $0.539 per share. In addition to the debentures, warrants were issued to the debenture holders to purchase 380,952 shares of common stock at an exercise price of $0.72.

PHOTOWORKS, INC.

DECEMBER 24, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded $133,000 as a financing cost related to the issuance of the 380,952 warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model. This financing cost was recognized as a period expense due to the fact that the 380,952 shares have been deemed to be fully earned as of the date of the agreement.

In addition, the Company recorded a beneficial conversion of $968,000 computed at the intrinsic value that was the difference between the conversion price of $0.539 and the market value of $0.72 on the date of closing. Upon conversion of the debenture, all unamortized amounts related to the beneficial conversion were charged to financing costs.

Transaction costs related to the $2,000,000 subordinated note were $60,000 and were recorded as a discount to the note. Upon conversion of the debenture, all unamortized transaction costs were charged to financing costs.

NOTE 5 - SHAREHOLDERS’ EQUITY

Convertible Preferred Stock

The shares of Series A preferred stock had a conversion price of $3.62 and included warrants to purchase common stock at an exercise price of $0.72 per share. The shares of Series A preferred stock were converted on July 27, 2005 into 4,149,373 shares of common stock

The holders of the Series A preferred stock had a preference on the sale or liquidation of the Company. The aggregate amount of the liquidation preference at September 24, 2004 was $19,162,500, inclusive of accumulated dividends. The holders of Series A preferred stock also had preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company’s board of directors. To date, no such dividends have been declared.

Common stock

On July 15, 2005, the Company’s board of directors authorized a 5 for 1 reverse stock split of its $0.01 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split. This resulted in the stock symbol changing from FOTO to PHTW.OB.

During July of 2005, the Company issued 3,710,575 shares of common stock and warrants to purchase 361,905 shares of common stock for $2,000,000 at $0.539 per share. The exercise price of the warrants is $1.05 per share with an exercise period of five years.

The Company’s shareholders approved a recapitalization proposal where on July 27, 2005, the Company converted two series of its outstanding debentures into common

PHOTOWORKS, INC.

DECEMBER 24, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock and warrants to acquire common stock. The debenture principal of $4,439,000 was converted into 8,146,275 shares of common stock and 442,636 warrants. Sunra completed the purchase of $2,000,000 shares of common stock as described above and received 20% warrant coverage on the additional purchase price at a price of $0.80 per share.

Warrants

The Company issued warrants as follows:

Issue date	Warrants issued	Exercise price	Expiration Date
12/ 20/2000	72,727	$1.00	12/20/2010
07/23/2001	50,000	$0.66	07/23/2011

In February 2004, 150,000 warrants were exercised at a price of $0.20. The net amount of the exercise resulted in issuance of 90,000 shares of common stock.

In addition to the debentures, warrants were issued to purchase 380,952 shares of common stock at an exercise price of $0.72.

The Company has amortized the fair value of the warrants as interest expense over the applicable loan periods.

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

NOTE 6 - STOCK-BASED COMPENSATION

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

In August 2005, the Company granted 1,649,550 common stock options to executives and directors. One fourth of the options vested at issuance and the fair value of these options is approximately $31,000 and has been recorded as compensation expense. An

PHOTOWORKS, INC.

DECEMBER 24, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional 710,550 options were issued for serviced valued at $45,000. Shares of common stock reserved for issuance under stock option plans totaled 820,000 at September 25, 2004, of which 122,973 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

In October 2003, 150,000 options were granted outside the above plans as a one-time grant to recruit the Company’s president and chief executive officer.

During first quarter of fiscal year 2006, the Company granted options to acquire 200,000 shares of common stock to officers and directors of the Company. All of the options were granted pursuant to the Company’s 2005 Equity Incentive Plan at an exercise price of $0.62 per share. All options vest ratably on a quarterly basis over a four years period.

The following schedule summarizes stock option activity for fiscal years 2004, 2005 and 2006.

Number	Price Per	Weighted Average
of Shares	Share	Exercise Price

Balance at September 27, 2003	598,744	$ .45 - $60.00		$8.10
Granted during 2004
at fair value	320,040	$1.65 - $	4.55	$2.50
at less than fair value	50,000	$.05 -	$ 0.05	$0.05
Expired/canceled during 2004	(118,889)	$.45 -	$30.00	$8.75
Exercised during 2004	(29,885)	$.60 -	$ 0.93	$0.60
Balance at September 25, 2004	820,000	$.72 -	$ 1.65	$1.12
Granted during 2005	2,359,950	$.01 -	$ 0.72	$0.69
Expired/canceled during 2005	(353,153)	$.09 -	$ 0.72	$0.72
Exercised during 2005	(70,433)	$.12 -	$ 0.65	$0.68
Balance at September 24, 2005	2,756,357	$.01 -	$ 0.72	$0.69
Granted during 2005		200,000	$ 0.62	$0.62
Balance at December 24, 2005	2,956,357	$ .01 -	$ 0.72	$0.68
Total compensation costs related to nonvested
stock options as of December 24, 2005			$ 552,849

Weighted average period of nonvested stock

options as of December 24, 2005	2 years

Options considered fully vested as of December 24, 2005, and December 25, 2004, were 333,777, and 82,555, respectively, at weighted average exercise prices of $0.69, and $1.12, respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of December 24, 2005:

PHOTOWORKS, INC.

DECEMBER 24, 2005

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Options Outstanding             Options Exercisable

		Remaining	Wtd. Avg.	Wtd. Avg.
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.00 - $	0.71	152,800	0.6	$0.69	152,800	$ 0.13
$ 0.72	2,603,557		2.6	$0.72	268,477	$0.72
$ 0.62		200,000	3.8	$ 0.62	12,500	$ 0.62
	2,956,357			333,777		$ 0.68

The per share weighted average fair value of stock options granted during fiscal years 2006 and 2005, was $0.13, and $0.71, respectively.

NOTE 7 – I.T.C. SETTLEMENT

In September 2003, the Company negotiated a settlement agreement with the International Trade Commission, whereby the Company pays $250,000 in July for each of the four years beginning in 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in the fiscal 2003 financial statements for this matter.

NOTE 8 - CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this report. Forward-looking statements are often identified by words like: "believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions or words which, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as "may", "will", "should", "plans", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

RESULTS OF OPERATIONS

Comparison of the three months ended December 24, 2005 and December 25, 2004.

For the three months ended December 24, 2005 we had revenues of $3,964,000 versus $4,219,000 for the same period ending last year. Digital revenues increased by 76 % from $1,322,000 in the first quarter 2005 to $2,323,000 in the same quarter of fiscal 2006. Film revenue declined from $2,896,000 in first quarter 2005 to $1,641,000 in same quarter of 2006, leaving a net revenue decline of $255,000

For the three months ended December 24, 2005 cost of revenues amounted to $2,231,000 versus $2,828,000 during same period in 2004. This reduction reflects the improvement in the gross profit while the Company experienced a decrease in revenues during the same reporting periods.

For the three months ended December 24, 2005, gross profit was $1,733,000 or 43.7% of revenue compared to $1,391,000 or 33.0 % of revenue for the same period ending last year. This sharp increase results from the implementation of a drastic cost reduction plan and the outsourcing of all of our production capacities.

Revenue is from sales of products that have been delivered to customers. Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales in accordance with general accepted accounting principals.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the six months ended December 24, 2005 compared to the period ended December 25, 2004 is as follows:

	2005	2004
Customer Service	$159,000	$149,000
Marketing	1,064,000	734,000
Research and development	450,000	892,000
General and administrative	441,000	566,000
$2,114,000	$2,341,000
	=======	=======

Customer Service

Customer Service expenses for the period ended December 24, 2005 increased to $159,000 compared to $149,000 on December 25, 2004. This result reflects the increased customer calls on the time sensitive digital sales during the holiday period.

Marketing

Marketing expenses in the first quarter of 2006 increased to $1,064,000 compared to $734,000 in the first quarter of fiscal 2005. This increase is due to the increased spending for our on-line customer acquisition program.

Research and development

The information technology services decreased from $892,000 during first quarter 2005 to $450,000 during first quarter 2006. The first quarter 2005 figures reflect the high level of programming activity needed for the development and migration to a new on-line software application.

General and administrative

General and administrative expenses decreased to $441,000 in the three months ended December 24, 2005 compared to $566,000 in the fiscal year 2004. Reduction in legal and other fees related to the recapitalization and the integration of the human resources and procurement activities into the accounting department are the main contributors to this result.

INTERNAL AND EXTERNAL SOURCES OF CAPITAL We have limited assets to sell in order to create short or long term liquidity. Therefore we are dependant on a combination of external sources for funding and developing a trend to positive net cash flow.

We have no material commitments requiring capital expenditures. There are no contracts with third parties that require substantial future funds other than our future payments under the ITC settlement.

We anticipate the need to develop relationships with our continuing outside vendors to meet sales demands. Short term, we will have to rely on external sources for funding to support immediate operating requirements. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain.

There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us

Liquidity and Capital Resources

As of December 24, 2005, our principal source of liquidity was approximately $1,792,000 of cash and cash equivalents.

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For the first quarter 2006, cash flow used in operations was $56,000, primarily attributable to a net loss of $328,000. As compared to prior periods, the net loss was reduced by increased gross profits and a reduction in operating expenses.

Management has taken various actions to reduce operating expenses. Implementation of various cost reduction projects combined with the outsourcing of its entire production capacity lead to the shut down of the 45,000 sq foot production facility and the move to a 15,000 sq ft office facility. The entire project and its full cost impact will be seen after the move to the new facility in February 2006. The costs related to these transactions were accrued in fiscal year 2005 and the related cash flows will negatively affect the second quarter of fiscal 2006.

ITEM 3. CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS.

No.	Description
----------------	----------------------------------------------------------

31.1	Certification of Philippe Sanchez Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of Werner Reisacher Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Philippe Sanchez Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Werner Reisacher Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ Philippe Sanchez
-------------------------------------
Philippe Sanchez
Chief Executive Officer

Dated: February 6, 2006

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ Werner Reisacher
-------------------------------------
Werner Reisacher
Chief Financial Officer

Dated: February 6, 2006

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Philippe Sanchez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PhotoWorks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.        The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.        The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have significant role in the small business issuer’s internal control over financial reporting.

/s/ Philippe Sanchez

---------------------------------------

Philippe Sanchez, Chief Executive Officer

Date: February 6, 2006

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Werner Reisacher, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PhotoWorks, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

6.        The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

e)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

f)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

g)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

h)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

7.        The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have significant role in the small business issuer’s internal control over financial reporting.

/s/ Werner Reisacher

---------------------------------------

Werner Reisacher, Chief Financial Officer

Date: February 6, 2006

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended December 25, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Philippe Sanchez

---------------------------------------

Philippe Sanchez, Chief Executive Officer

Date: February 6, 2006

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended December 25, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Werner Reisacher

---------------------------------------

Werner Reisacher, Chief Financial Officer

Date: February 6, 2006

- 27 -