Form 10QSB
period 2006-05-03
PHOTOWORKS INC /WA
filed 2006-05-03
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 25, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

PHOTOWORKS, INC.

(Exact name of registrant as specified in its charter)

Washington	0-15338	91-0964899
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

71 Columbia Street, Suite 200, Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

(206) 281-1390

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. Yes ☒ No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	March 25, 2006
Common stock, $ 0.01 par value	19,794,672

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	3

ITEM 1	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
March 25, 2006 (Unaudited) and September 24, 2005	4

Consolidated Statements of Operations for the Six Months
ended March 25, 2006 (Unaudited) and March 26, 2005 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months ended
March 25, 2006 (Unaudited) and March 26, 2005 (Unaudited)	6

Condensed Notes to Consolidated Financial Statements	6

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3	CONTROLS AND PROCEDURES	17

PART II.	OTHER INFORMATION	18

ITEM 6	EXHIBITS	18

PHOTOWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

		March 25, 2006 (Unaudited)		September 24, 2005
ASSETS				
CURRENT ASSETS				
Cash and cash equivalents	$	759	$	1,872
Receivables		184		249
Inventories		285		80
Prepaid expenses		253		60
TOTAL CURRENT ASSETS		1,481		2,261
PROPERTY AND EQUIPMENT, NET		401		483
OTHER ASSETS				
Long-term vendor receivable		112		175
Lease deposits		57		33
TOTAL OTHER ASSETS		169		208
TOTAL ASSETS	$	**2,051**	$	**2,952**
LIABILITIES & STOCKHOLDERS' DEFICIT				
CURRENT LIABILITIES				
Accounts payable	$	1,412	$	953
Accrued compensation		448		463
Other accrued expenses		238		713
ITC penalty, current portion		245		252
Current portion of lease obligations		-		6
Deferred revenues		320		408
Current portion of subordinated debentures		-		65
TOTAL CURRENT LIABILITIES		2,663		2,860
LONG-TERM LIABILITIES				
ITC penalty, non-current portion		232		274
Capital lease obligations, net of current portion		-		7
Subordinated convertible debentures		295		-
Derivative liability associated with debentures		156		-
TOTAL LONG-TERM LIABILITIES		683		281
TOTAL LIABILITIES		3,346		3,141
COMMITMENTS AND CONTINGENCIES		-		-
STOCKHOLDERS' DEFICIT				
Common stock, 101,250,000 shares authorized, $0.01 par value; 19,794,672 shares issued and outstanding		198		198
Additional paid-in capital		24,216		24,061
Accumulated deficit		(25,709)		(24,448)
TOTAL STOCKHOLDERS' DEFICIT		(1,295)		(189)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	**2,051**	$	**2,952**

The accompanying condensed notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six Months End			
		March 25, 2006 (Unaudited)		March 26, 2005 (Unaudited)
Net Loss	$	(1,261)	$	(2,542)
Adjustments to reconcile net loss to net cash used by operating activities:				
Depreciation		117		539
Options issued for services		105		26
Deferred transaction costs		-		(58)
Financing cost amortization		1		313
Increase (decrease) in:				
Receivables		65		(154)
Inventory		(205)		290
Prepaid expenses		(193)		(71)
Lease deposits and long-term receivable		39		32
Deferred revenues		(88)		(74)
Accounts payable		459		(68)
Accrued liabilities		(490)		(13)
ITC penalty		(49)		21
Net cash provided by(used in) operating activities		(1,500)		(1,759)
Cash flows from investing activities:				
Purchase of property, plant and equipment		(35)		(509)
Net cash used in investing activities		(35)		(509)
Cash flows from financing activities				
Proceeds from issuance of subordinated debt		500		2,000
Proceeds from issuance of common stock		-		48
Debt payment		(65)		-
Payment on capital lease obligations		(13)		(3)
Net cash provided by financing activities		422		2,045
Net increase (decrease) in cash		(1,113)		(223)
Cash, beginning of period		1,872		2,481
Cash, end of period	$	759	$	2,258
SUPPLEMENTAL DISCLOSURES:				
Cash paid for interest and income taxes				
Interest	$	2	$	70
Income taxes	$	-	$	-
Non-cash investing and financing activities				
Options issued for services	$	105	$	315
Amortization of financing discounts	$	1	$	-

The accompanying condensed notes are an integral part of these consolidated financial statements

PHOTOWORKS INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 25, 2006

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 24, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.

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

Operating results for the six-month period ended March 25, 2006 are not necessarily indicative of the results that may be expected for the year ending September 23, 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of PhotoWorks, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement No. 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements -- An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

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

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-

period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, credit card receivables, and highly liquid short-term investments with a maturity date of three months or less.

Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 25, 2006, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $14,377,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 25, 2005. The significant components of the deferred tax asset at March 25, 2005 and September 24, 2005 were as follows:

At March 25, 2006, the Company has net operating loss carryforwards of approximately $41,100,000, which expire through the year 2021. In the event, the Company is deemed to have experienced a shareholder control change, the availability of the net operating loss and tax credit carryforwards may be limited. The change in the allowance account from September 24, 2005 to March 25, 2006 was $257,000.

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

The Company has entered into the subordinated convertible debenture agreement on February 16, 2006 and has determined that this transaction gives rise to a derivative instrument that is recognized as a liability in the balance sheet at fair value. See Note 4.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations.” (hereinafter “SFAS No. 123(R)”) This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) and has recognized $105,000 of employee stock compensation during the first two quarters of fiscal year 2006 in accordance with SFAS No. 123(R).

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

NOTE 3 – GOING CONCERN

Going Concern

As of March 25, 2006, the Company had a net loss of $1,261,000 from operations. The Company’s net cash flow from operations required the usage of $1,500,000. The Company is continuing its restructuring activity and management is developing further funding plans to be adopted during fiscal year 2006.

The Company has taken serious measures including the outsourcing of its entire production capacity during fiscal year 2005. The Company is dependent on raising additional capital to continue its operations and the restructuring of Company. The Company’s plans would be adversely affected if additional funds could not be raised. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources, and the risks of not executing its current business plan.

NOTE 4 - CONVERTIBLE DEBENTURES AND SUBORDINATED CONVERTIBLE DEBENTURES

Following guidance by EITF 00-27, the Company initially allocates proceeds received from convertible notes and/or securities to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to shareholders’ equity. The discounts are amortized over the life of the loans.

In accordance with EITF’s 98-5 and 00-27, the amount of beneficial conversion is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.

In April 2001, the Company issued $2,500,000 of debentures carrying a 7% interest rate and convertible, at the discretion of the holders, into Series B preferred stock. All but $65,000 of debentures were converted into 4,435,700 shares of common stock on July 27, 2005. The balance of $65,250 was paid in April 2006.

On February 16, 2005, the Company entered into a definitive agreement to sell up to $4,000,000 of convertible debentures and warrants to Sunra Capital Holdings, Ltd (“Sunra”). Under the agreement, Sunra purchased $2,000,000 of debentures for cash and agreed to purchase between $1,000,000 and $2,000,000 of common stock at $0.539 per share in a second closing subject to certain conditions. By July 27, 2005, the debentures were converted into an aggregate of 3,710,575 shares of common stock of the Company at a conversion price of $0.539 per share. In addition to the debentures, warrants were issued to the debenture holders to purchase 380,952 shares of common stock at an exercise price of $0.72. The Company recorded $133,000 as a financing cost related to the issuance of the warrants based on the fair value on the closing date using a Black-Scholes valuation model. This financing cost was recognized as a period expense due to the fact that the 380,952 shares have been deemed to be fully earned as of the date of the agreement.

In addition, in the 4th quarter of 2005, the company recorded a beneficial conversion of $968,000 computed at the intrinsic value that was the difference between the conversion price of $0.539 and the market value of $0.72 on the date of closing. Upon conversion of the debenture, all unamortized amounts related to the beneficial conversion were charged to financing costs.

Transaction costs related to the $2,000,000 subordinated note were $60,000 and were recorded as a discount to the note.

On February 14, 2006, the Company entered into a agreement to sell up to $2,500,000 of convertible debentures and warrants to Sunra Capital Holdings, Ltd (“Sunra”) and others to be identified. The debentures bear interest at 10% per annum and are payable interest only on a semi-annual basis commencing September 29, 2006. The principal is due and payable on March 29, 2011. The investor will be issued warrants to purchase 20% of the aggregate principal amount of the debentures divided by the exercise price of the warrants. The exercise price of the warrants will equal the average closing price of the common stock for sixty days trading prior to the end of the month in which the investment was made. On March 14, 2006, Sunra purchased $500,000 of convertible debentures and warrants under this agreement. The initial exercise price is $0.40 and will expire five years after closing.

The Company recorded $50,242 as a discount related to the issuance of the 250,000 warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model. Under SFAS No. 133, the Company recorded $156,393 as a derivative liability based upon the fair value of the conversion benefit on the closing date using a Black-Scholes valuation model. This financing cost will be amortized over the five year life of the agreement. Any changes in the derivative liability will be reflected as other income (expenses) of the income statement.

In April 2006, the company sold an additional $725,000 of convertible debentures and warrants under the term of this agreement.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock

The Company’s shares of Series A preferred stock had a conversion price of $3.62 and included warrants to purchase common stock at an exercise price of $0.72 per share. The shares of Series A preferred stock were converted on July 27, 2005 into 4,149,373 shares of common stock.

The holders of the Series A preferred stock had a preference on the sale or liquidation of the Company. The aggregate amount of the liquidation preference at September 24, 2004 was $19,162,500, inclusive of accumulated dividends. The holders of Series A preferred stock also had preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company’s board of directors. Prior to conversion on July 27, 2005, no dividends were declared.

Common stock

On July 15, 2005, the Company’s board of directors authorized a 5 for 1 reverse stock split of its $0.01 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split. This resulted in the stock symbol changing from FOTO to PHTW.OB.

During July of 2005, the Company issued 3,710,575 shares of common stock and warrants to purchase 361,905 shares of common stock for $2,000,000 at $0.539 per share. The exercise price of the warrants is $1.05 per share with an exercise period of five years. This is more fully described in Note 4.

The Company’s shareholders approved a recapitalization proposal where on July 27, 2005, the Company converted two series of its outstanding debentures into common stock and warrants to acquire common stock. The debenture principal of $4,439,000 was converted into 8,146,275 shares of common stock and 442,636 warrants. Sunra completed the purchase of $2,000,000 shares of common stock as described above and received 20% warrant coverage on the additional purchase price of $0.80 per share.

Warrants

In prior years, the Company issued the following warrants:

In February 2004, 150,000 warrants were exercised at a price of $0.20. The net amount of the exercise resulted in issuance of 90,000 shares of common stock.

Under the debenture agreement of February 16, 2005 warrants were issued to purchase 380,952 shares of common stock at an exercise price of $0.72. See Note 4.

During July of 2005, 361,905 warrants were issued with common stock at an exercise price of $1.05 per share with an exercise period of five years.

During July of 2005, debenture principal was converted into stock and 442,636 warrants at an exercise price of $0.80.

During March of 2006, 250,000 warrants were issues with the sale of debentures under the March 16, 2006 agreement at an exercise price of $0.40 and exercise period of five years.

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

In August 2005, the Company granted 1,649,550 common stock options to executives and directors. One fourth of the options vested at issuance. The fair value of these options is approximately $31,000 and has been recorded as compensation expense. An additional 710,550 options were issued for services valued at $45,000. Shares of common stock outstanding for issuance under stock option plans totaled 820,000 at September 25, 2004, of which 122,973 shares were available for options to be granted in the future. Options generally vest over three to four years and become exercisable commencing one year after the date of grant and expiring five years after the date of grant.

During first quarter of fiscal year 2006, the Company granted options to acquire 200,000 shares of common stock to officers and directors of the Company. All of the options were granted pursuant to the Company’s 2005 Equity Incentive Plan at an exercise price of $0.62 per share. All options vest ratably on a quarterly basis over a four years period.

The following schedule summarizes stock option activity for fiscal years 2004, 2005 and 2006:

Options considered fully vested as of March 25, 2006 and March 24, 2005, were 576,241 and 560,500, respectively, at weighted average exercise prices of $0.68, and $1.12, respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of March 25, 2006:

The per share weighted average fair value of stock options granted during fiscal years 2006 and 2005, was $0.62, and $0.71, respectively.

NOTE 7 – I.T.C. SETTLEMENT

In September 2003, the Company negotiated a settlement agreement with the International Trade Commission, whereby the Company pays $250,000 in July for each of the four years beginning in 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in the fiscal 2003 financial statements for this matter. The Company entered into an agreement whereby a third party agreed to participate in the settlement and to reimburse the Company $380,000, resulting in a net charge for the settlement of $620,000.

Payments of $250,000 in July 2006 and 2007 totaling $500,000 remain under this settlement agreement. The Company expects third party reimbursement of $95,000 in July 2006 and 2007 totaling $190,000, resulting in a net obligation remaining of $310,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company negotiated a premature cancellation of a lease contract for its 45,000 square foot operating facility in Seattle, Washington effective January 3, 2006 and moved to a new 15,030 square foot office in Seattle. Under the terms of the operating lease agreement for the new office space, the Company has a monthly straight-line obligation over the life of the lease of $24,478 per month for 69 months which expires on October 31, 2011. Other terms of the agreement include a rent prepayment of $100,000 to be applied months four to eleven of the lease term, a security deposit of $24,424, no rent payment required for the first three months, and a reduced rate for the next six months.

Future minimum operating commitments are as follows:

Total rent expense for the six months ended March 25, 2006 and March 24, 2005 was $176,000 and $205,000, respectively.

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

The Company is also involved in various routine legal proceedings in the ordinary course of its business, none of which are expected to materially impact the Company’s results of operations.

NOTE 9 – SUBSEQUENT EVENTS

In April 2006, the Company sold an additional $725,000 under the February 16, 2006 debenture agreement.

In April 2006, the Company completed negotiations to move production outsourcing of it cards, books and calendar segments from a single vendor to two new vendors. Management is currently reviewing the potential that as the contract terminates the Company may be invoiced by the vendor for obsolete inventory. The Company believes that this effort has improved overall capacity and ability to meet expected customer fulfillment demands.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 25, 2006 and March 24, 2005

Digital revenue totaled $1,351,000, an increase of 107% from $652,000 over the same quarter of 2005. Traditional film processing revenue totaled $1,174,000 for the quarter, a 49% decline from $2,282,000 over the same period last year and is reflective of the general consumer photography market shift from film to digital cameras.

Total cost of goods and services for the quarter ended March 25, 2006 was $1,583,000 compared to $2,052,000 for the same period in 2005. This 22.9% decrease is a result of cost reductions realized through the shift from internal to outsourcing production and in costs associated with the revenue decline of the film business line.

Gross profit totaled $942,000, an increase of 7% from $882,000 over the same quarter of 2005. Gross profit as a percentage of net revenues increased to 37.3% compared to 30.1% during the same quarter of 2005.

Total operating expenses for the quarter ended March 25, 2006 was $2,001,000 compared to $2,447,000 for the same period in 2005. This 18.2% decrease reflects the Company’s restructuring efforts in line with the shift to the digital product line.

Other income (expense) totaled $126,000 compared to $14,000 for the same period last year. This increase of $112,000 is primarily attributable to the sale of redundant production equipment no longer required with the shift to outsourced production.

Net Loss for the quarter was $ (933,000) compared to $ (1,551,000) for the same period last year. The 39.8% improvement in net income is due to the restructuring efforts and continued improvement in the digital photography line of business.

Comparison of the six months ended March 25, 2006 and March 24, 2005.

Digital revenue totaled $3,675,000, an increase of 86% from $1,975,000 over the same period in 2005. Traditional film revenue declined to $2,815,000, a 49% decline from the same period last year. This decline reflects the general consumer photography market shift from film to digital cameras. This is a trend that we expect to continue. We had total revenues of $6,490,000 versus $7,153,000 for the same period ending last year, representing a 9.3% decline.

Total cost of goods and services for the six months ended March 25, 2006 was $3,814,000 compared to $4,845,000 for the same period in 2005. This 21.3% decrease is a result of cost reductions realized through the shift from internal to outsourcing production and lower costs due to the revenue decline of the film business line.

Gross profit totaled $2,676,000, an increase of 15.9% from $2,308,000 over the same period of 2005. Gross profit as a percentage of net revenues increased to 41.2% compared to 32.3% during the same six months of fiscal year 2005.

Total operating expenses for the six months was $4,115,000 compared to $4,823,000 for the same period in 2005. This 14.7% decrease reflects the Company’s restructuring efforts in line with the shift to the digital product line.

Other income (expense) totaled $178,000 compared to $ (27,000) for the same period last year. This increase of $205,000 is primarily attributable to the sale of redundant production equipment no longer required with the shift to outsourced production.

Net Loss for the six months was $ (1,261,000) compared to $ (2,542,000) for the same period last year. The 50.4% improvement in net income is due to the restructuring efforts and continued improvement in the digital photography line of business.

Revenue is from sales of products that have been delivered to customers. Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales in accordance with general accepted accounting principals.

CHANGES IN FINANCIAL CONDITION

A summary of expenses for the six months ended March 25, 2006 compared to the six months ended March 24, 2005 is as follows:

Customer Service

Customer Service expenses for the first half of 2006 decreased to $281,000 compared to $363,000 for the same period in 2005, a 22.6% decline. This result reflects a decrease in customer calls due to the increasing shift to the digital business where the customer is able to take advantage of improved on line help tools.

Marketing

Marketing expenses in the first half of 2006 increased to $1,652,000 compared to $1,129,000 for the same period in 2005, a 46.3% increase. This reflects our increased spending for customer acquisition and customer retention programs.

Research and Development

Research and development expenses for the first half of 2006 decreased to $1,089,000 compared to $1,763,000 during the same period in 2005, a 38.2% decline. The first half 2005 figures reflect the high level of programming activity needed for the development and launch to a new on-line software application.

General and Administrative

General and administrative expenses for the first half of 2006 decreased to $1,093,000 compared to $1,568,000 for the same period in 2005, a 30.3% decline. Reduction in legal and other expenses related to the recapitalization and integration of the human resources and procurement activities into the accounting department are the main contributors to this result.

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

There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us

Liquidity and Capital Resources

As of March 25, 2006, our principal source of liquidity was approximately $759,000 of cash and cash equivalents.

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For the first half fiscal year 2006, cash flow used in operations was $1,500,000, primarily attributable to a net loss of $1,261,000. As compared to the same periods of 2005, the net loss was reduced by increased gross profits and a reduction in operating expenses.

Management has taken various actions to reduce operating expenses. Implementation of various cost reduction projects combined with the outsourcing of its entire production capacity lead to the shut down of the 45,000 sq foot production facility and the move to a 15,000 sq ft office facility. The costs related to these transactions were accrued in fiscal year 2005 and the related cash flows have negatively impacted the first and second quarter of fiscal year 2006.

Departure of Principal Officers

Jerry Barber, Vice President and Chief Technology Officer left the Company on January 21, 2006 to pursue other interests. He has been replaced by Dan Zimmerman, Vice President of Engineering.

Mickey Lass , Vice President left the company on April 11, 2006 to pursue other interests.

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

Dated: May 3, 2006

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ Werner Reisacher
-------------------------------------
Werner Reisacher
Chief Financial Officer

Dated: May 3, 2006

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

Date: May 3, 2006

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

Date: May 3, 2006

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended March 25, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Philippe Sanchez

---------------------------------------

Philippe Sanchez, Chief Executive Officer

Date: May 3, 2006

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended March 25, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Philippe Sanchez, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Werner Reisacher

---------------------------------------

Werner Reisacher, Chief Financial Officer

Date: May 3, 2006