Form 10-Q
period 2006-06-30
PHOTOWORKS INC /WA
filed 2006-08-04
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	June 30, 2006
Common stock, $ 0.01 par value	19,794,672

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	3-14

ITEM 1	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2006 (Unaudited),
June 24, 2006 (Unaudited), and September 24, 2005 (Unaudited),	3

Consolidated Statements of Operations for the Nine Months ended
June 30, 2006 (Unaudited), June 24 2006 (Unaudited) and June 25,2005 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months ended
June 30, 2006 (Unaudited), June 24, 2006 (Unaudited) and June 25, 2005 (Unaudited)	5

Condensed Notes to Consolidated Financial Statements	6-14

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	15-16

ITEM 3	CONTROLS AND PROCEDURES	17

PART II.	OTHER INFORMATION	17

ITEM 6	EXHIBITS	17-21

PHOTOWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2006 (Unaudited)	June 24, 2006 (Unaudited)	Sept 24, 2005 (Audited)
ASSETS			
CURRENT ASSETS			
Cash and cash equivalents	$ 1,235	$ 1,396	$ 1,872
Receivables	103	83	249
Inventories	248	208	80
Prepaid expenses	165	138	60
TOTAL CURRENT ASSETS	1,751	1,825	2,261
PROPERTY AND EQUIPMENT, NET	452	452	483
OTHER ASSETS			
Long-term vendor receivable	113	113	175
Lease deposits	24	24	33
TOTAL OTHER ASSETS	137	137	208
TOTAL ASSETS	$ **2,340**	$ **2,414**	$ **2,952**
LIABILITIES & STOCKHOLDERS' DEFICIT			
CURRENT LIABILITIES			
Accounts payable	$ 1,264	$ 1,337	$ 953
Accrued compensation	349	186	463
Other accrued expenses	112	156	713
ITC penalty, current portion	245	245	252
Current portion of lease obligations	-	-	6
Deferred revenues	165	209	408
Current portion of conventional debentures	-	-	65
TOTAL CURRENT LIABILITIES	2,135	2,133	2,860
LONG-TERM LIABILITIES			
ITC penalty, non-current portion	233	233	274
Capital lease obligations, net of current portion	-	-	7
Conventional convertible debentures	2,283	2,279	-
TOTAL LONG-TERM LIABILITIES	2,516	2,512	281
TOTAL LIABILITIES	4,651	4,645	3,141
COMMITMENTS AND CONTINGENCIES	-	-	-
STOCKHOLDERS' DEFICIT			
Preferred stock, 2,000,000 shares authorized $0.01 per value, 0 shares issued and outstanding			
Common stock, 101,250,000 shares authorized, $0.01 par value; 19,794,672 shares issued and outstanding	198	198	198
Additional paid-in capital	24,483	24,483	24,061
Accumulated deficit	(26,992)	(26,912)	(24,448)
TOTAL STOCKHOLDERS' DEFICIT	(2,311)	(2,231)	(189)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ **2,340**	$ **2,414**	$ **2,952**

See accompanying condensed notes to interim consolidated financial statements.

PHOTOWORKS INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The Company changed its quarter ends so that the last day of each quarter falls on the end of the month rather than the last Saturday of each quarter. The interim statements of operations for the period March 26, 2006 to June 24, 2006 and March 26, 2006 to June 30, 2006 are unaudited and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the periods presented.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Operating results for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

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

  Accounting Pronouncements - Recent

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement No. 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

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

At June 30, 2006, the Company had net deferred tax assets of approximately $14,820,000 calculated at an expected rate of 34% of principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2006. The significant components of the deferred tax asset at June 30, 2006 and September 24, 2005 were as follows:

At June 30, 2006, the Company has net operating loss carryforwards of approximately $42,500,000, which expire through the year 2021. In the event the Company is deemed to have experienced a shareholder control change, the availability of the net operating loss and tax credit carryforwards may be limited. The change in the allowance account from September 24, 2005 to June 30, 2006 was $700,000.

Other Financial Instruments

The carrying values of financial instruments such as trade receivables, payables and accruals, approximate their fair values, based on the short-term maturities of these instruments. The ITC penalty and vendor settlement have had no significant changes in interest rates or credit risk of the Company, therefore the carrying values of those financial instruments also approximate their fair values.

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

The Company entered into a conventional convertible debenture agreement that was signed on May 30, 2006. Management determined that the detachable warrants should be valued separately and also reconsidered the previous accounting and determined that this transaction was not a derivative instrument in accordance with EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations” (hereinafter “SFAS No. 123(R)”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6,

“Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) and has recognized $158,000 of employee stock compensation during the nine months ended June 30, 2006 in accordance with SFAS No. 123(R).

The fair value of employee stock options granted as well as the fair value of shares issued under the employee stock purchase plan is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value option grants during the nine months ending June 30, 2006:

Dividend yield	0%
Expected volatility	55%
Risk-free interest rate	5.0%
Expected life (in years)	4 years

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

NOTE 3 – GOING CONCERN

Going Concern

For the nine months ended June 30, 2006, the Company had a net loss of $2,544,000. The Company’s net cash outflow from operations was $2,970,000.

While the Company has completed its restructuring and is now focused on growing its business, it remains dependent on raising additional capital to continue its operations. The Company’s plans would be adversely affected if additional funds could not be raised. The Company believes that its operational plans and expected additional fund raising as well as the cash resources currently on hand will enable the Company to meet its working capital and other cash requirements. However, the Company is subject to certain risks similar to other companies serving the digital products and services market such as system performance problems due to technical difficulties, competition from other companies with possibly greater financial, technical, and marketing resources, and the risks of not executing its current business plan.

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

NOTE 4 - CONVERTIBLE DEBENTURES AND CONVENTIONAL CONVERTIBLE DEBENTURES

Following guidance by EITF 00-27, the Company initially allocates proceeds received from convertible notes and/or securities to warrants granted to the note holders. The value of the warrants and the beneficial conversion feature are recorded on the balance sheet as a debt discount and as an increase to stockholders’ equity. The discounts are amortized over the life of the loans.

In accordance with EITF’s 98-5 and 00-27, the amount of beneficial conversion is determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument.

In April 2001, the Company issued $2,500,000 of debentures carrying a 7% interest rate which were convertible, at the discretion of the holders, into Series B preferred stock. All but $65,000 of debentures were converted into 4,435,700 shares of common stock on July 27, 2005. The balance of $65,250 was paid in April 2006.

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

In addition, in the quarter ended September 24, 2005, the Company recorded a beneficial conversion of $968,000 computed at the intrinsic value that was the difference between the conversion price of $0.539 and the market value of $0.72 on the date of closing. Upon conversion of the debenture, all unamortized amounts related to the beneficial conversion were charged to financing costs.

Transaction costs related to the $2,000,000 subordinated note were $60,000 and were recorded as a discount to the note.

On February 14, 2006, the Company entered into an agreement to sell up to $2,500,000 of conventional convertible debentures and warrants. The conventional convertible debenture round was closed on May 30, 2006. Sunra Capital Holdings, California Pacific Capital LLC, and the Company’s then chief executive officer participated in the round. The debentures bear interest at 10% per annum with interest payable on a quarterly basis commencing September 29, 2006 and are convertible at a fixed price of $0.54 per common share of stock. The principal is due and payable on March 29, 2011. In addition to the debentures, warrants were issued to the debenture holders to purchase 1,250,000 shares of common stock at an exercise price of $0.40. These warrants expire five years after closing.

During the quarter ended June 30, 2006, management determined that the debt incurred in the previous quarter was in actuality conventional convertible debt with warrants attached as denoted above, rather than convertible debt with an embedded liability derivative. Management will assess the potential equity derivative which would be caused by an increase in the fair market value of the Company’s common stock, for which the related conventional convertible debt can be exchanged on a quarterly basis. These debentures meet the exception under SFAS No. 133 11(a)

The Company recorded $264,125 as a discount related to the issuance of the 1,250,000 warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model.

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

Common stock

On July 15, 2005, the Company’s board of directors authorized a 5 for 1 reverse stock split of its $0.01 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split. This transaction resulted in the Company’s stock symbol changing from FOTO to PHTW.OB.

During July of 2005, the Company issued 3,710,575 shares of common stock at $0.539 per share for $2,000,000 and also issued warrants to purchase 361,905 shares of common stock at $1.05 per share with an exercise period of five years. This is more fully described in Note 4.

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

Common Stock Warrants

In prior years, the Company issued the following warrants:

In February 2004, 150,000 warrants were exercised at a price of $0.20. The net amount of the exercise resulted in issuance of 90,000 shares of common stock.

Under the debenture agreement of February 16, 2005, warrants were issued to purchase 380,952 shares of common stock at an exercise price of $0.72. See Note 4.

During July of 2005, 361,905 warrants were issued with common stock at an exercise price of $1.05 per share with an exercise period of five years.

 During July of 2005, debenture principal was converted into stock and 442,636 warrants at an exercise price of $0.80.

Under the debenture agreement of February 14, 2006, warrants were issued to purchase 1,250,000 shares of common stock at an exercise price of $0.40 and exercise period of five years. The convertible debenture round was closed on May 30, 2006. See Note 4.

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

During the nine months ended June 30, 2006, the Company granted options to acquire 761,000 shares of common stock to officers and directors of the Company. All of the options were granted pursuant to the Company’s 2005 Equity Incentive Plan at exercise prices between $0.32 and $0.60 per share. All options vest ratably on a quarterly basis over a four year period.

The following schedule summarizes stock option activity for the fiscal year 2005 and for the nine months ended June 30, 2006:

Options considered fully vested as of June 30, 2006 and June 25, 2005, were 626,664 and 582,750, respectively, at weighted average exercise prices of $0.65, and $1.06, respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of June 30, 2006:

The per share weighted average fair value of stock options granted during fiscal years 2006 and 2005, was $0.39 and $0.71, respectively.

NOTE 7 – I.T.C. SETTLEMENT

In September 2003, the Company negotiated a settlement agreement with the International Trade Commission, whereby the Company pays $250,000 in July for each of the four years beginning in 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in its fiscal 2003 financial statements for this matter. The Company entered into an agreement whereby a third party agreed to participate in the settlement and to reimburse the Company $380,000, resulting in a net charge for the settlement of $620,000.

The Company has requested an extension of the payment period for the third and fourth ITC payments of $250,000 each. The Company now expects to pay the third payment of $250,000 during the 2007 fiscal year and the fourth payment during the

2008 fiscal year. Consequently, the Company expects a delay of the final two third party reimbursements of $95,000 each. The Company expects these reimbursements will still occur immediately after each ITC payment is made. The net obligation remaining is $310,000.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company negotiated a premature cancellation of a lease contract for its 45,000 square foot operating facility in Seattle, Washington effective January 3, 2006 and moved to a new 15,030 square foot office in Seattle. Under the terms of the operating lease agreement for the new office space, the Company has a monthly straight-line obligation over the life of the lease of $24,478 per month for 69 months which expires on October 31, 2011. Other terms of the agreement include a rent prepayment of $100,000 to be applied toward month’s four to eleven of the lease term, a security deposit of $24,424, no rent payment required for the first three months, and a reduced rate for the next six months.

Future minimum operating commitments are as follows:

Total rent expense for the nine months ended June 30, 2006 was $190,491.

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

NOTE 9 – SUBSEQUENT EVENTS

On July 27, 2006, Mr. Philippe Sanchez resigned as President and Chief Executive Officer of the Company to pursue other interests. Mr. Sanchez will remain on the Board of Directors of the Company.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2006 and June 25, 2005

Revenue is from sales of products that have been delivered to customers. Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales in accordance with general accepted accounting principles.

Digital revenue totaled $1,356,000, an increase of 78% from $763,000 over the same quarter of 2005. The digital revenue growth was due both to an increase in our customer base and to a higher proportion from higher margin, non-print revenue products which led to an increase in the average transaction value. Traditional film processing revenue totaled $1,329,000 for the quarter, a 45% decline from $2,397,000 over the same period last year and is reflective of the general consumer photography market shift from film to digital.

Total cost of goods and services for the quarter ended June 30, 2006 was $1,717,000 compared to $2,214,000 for the same period in 2005. This 22% decrease is a result of cost reductions realized through the shift from internal to outsourcing production and in costs associated with the revenue decline of the film business line.

Gross profit totaled $968,000, an increase of 2% from $946,000 over the same quarter of 2005. Gross profit as a percentage of net revenues increased to 36% compared to 30% during the same quarter of 2005. This increase was due to the reorganization of our workflows and outsourcing production to achieve greater efficiencies.

Total sales and marketing expenses for the quarter ended June 30, 2006 was $955,000 compared to $920,000 for the same period in 2005.

Total research and development expenses for the quarter ended June 30, 2006 was $475,000 compared to $934,000 for the same period in 2005. This 49% decrease occurred as a result of the reorganization of our workflows to increase our efficiency and the higher level of engineering resources needed for the development and migration of a new on-line application.

Total general and administration expenses for the quarter ended June 30, 2006 was $777,000 compared to $611,000 for the same period in 2005. This 27% increase was a result of the improvement in the operations and administration systems and an increase in staffing.

Other expense for the quarter ended June 30, 2006 totaled $44,000 compared to $112,000 for the same period last year. This decrease was mostly due to the sale of surplus printing equipment.

Net loss for the quarter was $ (1,283,000) compared to $ (1,631,000) for the same period last year. The 21% reduction in our Net loss is due to the restructuring efforts and continued improvement in the digital photography line of business.

Comparison of the nine months ended June 30, 2006 and June 25, 2005.

Revenue is from sales of products that have been delivered to customers. Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales in accordance with general accepted accounting principals.

Digital revenue totaled $5,030,000, an increase of 75% from $2,870,000 over the same period in 2005. The digital revenue growth was due both to an increase in our customer base and to a higher proportion of higher margin, non-print revenue products which led to an increase in the average transaction value. Traditional film revenue declined to $4,145,000, from $7,443,000, a 44% decline from the same period last year. This decline reflects the general consumer photography market shift from film to digital. This is a trend that we expect to continue.

Total cost of goods and services for the nine months ended June 30, 2006 was $5,531,000 compared to $7,060,000 for the same period in 2005. This 22% decrease is a result of cost reductions realized through the shift from internal to outsourcing production and lower costs and due to the revenue decline of the film business line.

Gross profit for the nine months ended June 30, 2006 was $3,644,000, an increase of 12% from $3,253,000 over the same period of 2005. Gross profit as a percentage of net revenues increased to 40% compared to 32% during the same nine months of fiscal year 2005. This increase was due to the reorganization of our workflows and outsourcing production to achieve greater efficiencies.

Total sales and marketing expenses for the nine months ended June 30, 2006 was $2,890,000 compared to $2,411,000 for the same period in 2005. This 20% increase reflects our spending for customer acquisition and customer retention programs.

Total research and development expenses for the nine months ended June 30, 2006 was $1,564,000 compared to $2,697,000 for the same period in 2005. This 42% decrease occurred as a result the reorganization of our workflows to increase our efficiency as part of our restructuring efforts.

Total general and administration expenses for the nine months ended June 30, 2006 was $1,868,000 compared to $2,179,000 for the same period in 2005. This 14% decrease is a result of the Company’s ongoing efforts to improve workflows and increase efficiencies.

Other income (expense) for the nine months ended June 30, 2006 totaled $134,000 compared to $(139,000) for the same period last year. This increase of $273,000 is primarily attributable to the sale of redundant production equipment no longer required with the shift to outsourced production.

Net loss for the nine months was $2,544,000 compared to $4,173,000 for the same period last year. The 39% reduction in Net Loss is due to the restructuring efforts and continued improvement in the digital photography line of business.

CHANGES IN FINANCIAL CONDITION

INTERNAL AND EXTERNAL SOURCES OF CAPITAL

We have limited assets to sell in order to create short or long term liquidity. Therefore we are dependent on a combination of external sources for funding and developing a trend to positive net cash flow.

We have no material commitments requiring capital expenditures. There are no contracts with third parties that require substantial future funds other than our future payments under the ITC settlement. During the second and third quarters of 2006 the Company raised $2,500,000 in convertible debt.

Short term, we will have to rely on external sources for funding to support operating requirements. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain.

There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Liquidity and Capital Resources

As of June 30, 2006, our principal source of liquidity was approximately $1,235,000 of cash and cash equivalents.

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For the nine month period ended June 30, 2006, cash flow used in operations was $2,970,000, primarily attributable to a net loss of $2,544,000.

Management has taken various actions to reduce operating expenses. Implementation of various cost reduction projects combined with the outsourcing of its entire production capacity lead to the shut down of the 45,000 sq foot production facility and the move to a 15,000 sq ft office facility. The costs related to these transactions were accrued in fiscal year 2005.

Departure of Principal Officers

Werner Reisacher, Vice President and Chief Financial Officer left the Company on May 12, 2006. He has been replaced by Wade Pfeiffer, Chief Financial Officer and Chief Operating Officer. On July 27, 2006, Mr. Philippe Sanchez resigned as President and Chief Executive Officer of the Company to pursue other interests. Mr. Sanchez will remain on the Board of Directors of the Company.

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

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS.

No.	Description
----------------	----------------------------------------------------------

3.1	Amendment to Articles of Incorporation. Incorporated by reference from Form 8-K filed June 22, 2006.

10.1	Convertible Note and Warrant Purchase Agreement. Incorporated by reference from Form 8-K filed June 2, 2006

10.2	Offer letter to Wade Pfeiffer. Incorporated by reference from Form 8-K filed May 17, 2006

31.1	Certification of Joseph W. Waechter Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Wade Pfeiffer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Joseph W. Waechter Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Wade Pfeiffer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

 SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ Joseph W. Waechter
-------------------------------------
Joseph W. Waechter
Chairman

Dated: August 4th, 2006

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ Wade Pfeiffer
-------------------------------------
Wade Pfeiffer
Chief Financial Officer

Dated: August 4th, 2006

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Joseph W. Waechter, certify that:

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

/s/ Joseph W. Waechter

---------------------------------------

Joseph W. Waechter, Chairman

Date: August 4th, 2006

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Wade Pfeiffer, certify that:

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

/s/ Wade Pfeiffer

---------------------------------------

Wade Pfeiffer, Chief Financial Officer

Date: August 4th, 2006

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Waechter, Chairman of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Joseph W. Waechter

---------------------------------------

Joseph W. Waechter, Chairman

Date: August 4th, 2006

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wade Pfeiffer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Wade Pfeiffer

---------------------------------------

Wade Pfeiffer, Chief Financial Officer

Date: August 4th, 2006