Form 10KSB
period 2006-09-30
PHOTOWORKS INC /WA
filed 2007-01-05
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes: [ X ]

No: [	]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [

]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: [ ] No: ☒

Total revenue for the fiscal year ended September 30, 2006 was $11,669,000.

As of December 31, 2006 the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $7,495,373 based on the last sale price of the Registrant’s Common Stock as reported by the Over the Counter Bulletin Board Market.

As of December 31, 2006, there were issued and outstanding 39,440,048 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Portions of the registrant's definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders, to be held in 2007, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one): Yes: ☒	No: [	]

PART I

ITEM 1 - BUSINESS

Description of Business

PHOTOWORKS, INC: (“PhotoWorks” or the “Company”) is an online photography services company. PhotoWorks offers processing and printing services to both digital and traditional camera users, primarily in the United States. PhotoWorks provides customers with the ability to store and organize photos online, share them with friends and family, and order prints, reprints, photo albums, and photo-related products. In addition, customers can create Custom Photo Books and Signature Photo Cards using PhotoWorks’ website.

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

PhotoWorks was incorporated in Washington State in June 1976. The executive offices are located at 71 Columbia Street, Suite 200, Seattle, Washington 98104, and the telephone number is (206) 281-1390. References to “PhotoWorks”, the “Company”, “we”, “us” and “our” in this prospectus include PhotoWorks, Inc., and its wholly-owned subsidiaries.

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

Overview

Fiscal year 2006 marked additional efforts to transform the Company from a legacy mail order film processing business to an internet based digital photo-publishing company.

During the fiscal year 2006, PhotoWorks achieved four critical accomplishments:

1)	Improved gross margin

The outsourcing of the film and digital production has enabled us to decrease costs and improve gross margin.

2)	Obtained additional financing

In 2006 the Company raised $3 million additional funding through bridge loans that converted to shares of common stock at $0.40 per share in October 2006. In the first quarter of fiscal 2007, the Company completed a private placement of

$3,751,000 of common stock and warrants @ $0.40. These financing arrangements are expected to provide sufficient capital for at least the next 12 months of operation.

3)	New sales driven website and new digital imaging platform

During 2006, PhotoWorks continued focus on its web development efforts; improving the customer experience online. Focus was on site feature development, community sharing capabilities and marketing acquisition channels.

4)	New product range and marketing capabilities

FY2006 saw significant innovation and development on PhotoWorks website and community based features that enabled consumers to upload, create and share products more easily. PhotoStreamer2 and our books creation platform were totally revamped allowing more options for consumers to use the site. At the end of 2006, we introduced an upgraded slideshow sharing experience. The company built upon its multi-channel online direct marketing capabilities to efficiently acquire customers and drive repeat orders from the existing base.

During fiscal 2006, the Company also underwent important administrative and operational changes, including:

1)

New office location

We negotiated a premature cancellation of a lease contract for its 45,000 square foot operating facility in Seattle, Washington effective January 3, 2006 and moved to a new 15,000 square foot office in Seattle.

2)

Change in leadership team

In May 2006 Wade Pfeiffer assumed responsibility of Company’s Chief Financial Officer until he resigned in August 2006 for personal reasons. In September 2006, Bruce Fischer was promoted from Controller of the Company to the VP of Finance & CFO.

In July 2006, Philippe Sanchez tendered his resignation as President and CEO. Sanchez remains in an advisory capacity as a director on the Company board. Andy Wood was named by the Company as the new President and CEO effective August 16, 2006.

3)	New accounting system We successfully implemented our new accounting system, Navision, effective May, 2006.

Total net revenues decreased 15% to $11,669,000 in fiscal 2006 compared to $13,723,000 in fiscal 2005. The decrease in total net revenues is due to the industry-wide decline in film-based processing volumes, a trend which will continue. However, and more importantly, net revenues from digital-based processing increased in fiscal 2006 by 68% to $6,372,000 compared to $3,785,000 in fiscal 2005. Gross margin as a percentage of net revenues for fiscal 2006 increased to 39.0% compared to 28.7% in fiscal 2005.

The Company reported a net loss of $3,831,000, or a loss of $0.19 per share, for the fiscal year 2006 compared to a net loss of $7,370,000 or a net loss of $0.96 per share for the fiscal year 2005. Net loss for fiscal 2006 has decreased as a result of reorganization started in 2005.

PhotoWorks embarked on a comprehensive restructuring plan in late 2003. In late 2005 the management team completed the re-organization from a mail-order film processing business to a leading internet based photo-publishing service focused on the higher margin – and rapidly growing – digital photography market.

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

We have structured our operations so that all of our product processing and delivery has been outsourced to third party vendors. We believe this strategy will allow us to grow our business without significant additional capital investment for plant and equipment and to adjust in the event there are technology shifts in the production process.

We believe that our complementary value-added services and products, including Custom Photo Books, Signature Photo Cards and keepsakes, promote customer loyalty and increase customer demand. Our commitment to ease of use and expanded service and product offerings is intended to support this strategy. We will continue to focus in insuring that customer experience at every touch point is excellent and compelling.

Risk Factors

In addition to the other information in this prospectus, the following risk factors should be carefully considered in evaluating us and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be harmed.

We may be unsuccessful in increasing revenues from digital services, which would adversely affect our results of operations

Our business model emphasizes the sale and distribution of products and services for users of digital cameras. We have developed additional products and services designed to establish us as the choice for digital camera users for printing, archiving, sharing, viewing and managing personal digital images. However, a number of other companies are attempting to establish this position. Competitors in this area include Ofoto/EasyShareGallery (Ofoto was acquired by Kodak in June 2001), Snapfish (acquired by HP in April 2005), Shutterfly (an independent company) and other traditional providers of photofinishing services. We may not be successful against this competition. The digital printing market has not been fully established. Even if we establish a strong position among consumers for digital products and services, we may not be able to generate significant revenues from this market.

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

We rely on key vendors, suppliers and foreign sourcing

We have outsourced our mail order film processing and printing. In addition, we have recently outsourced our digital printing and have closed our production facilities. Our Custom Photo Books, Signature Photo Cards and keepsakes are produced by third-party vendors. The success of our business is dependent in part on the quality and service provided by our vendors. If we experience significant quality or service problems at one or more of our vendors, it could adversely affect our business.

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

We may be adversely affected by actions of competitors

The market for consumer photofinishing and digital imaging services is highly competitive and still emerging. Many of our competitors have substantially greater financial, technical and other resources than we have. We face competition in consumer photofinishing and digital imaging services from other direct marketers, online companies, and competitors in other distribution channels, including much larger companies. Many of these companies provide photofinishing services on a wholesale basis to independent retail outlets and, in some cases, through multiple retail outlets owned by the photofinisher or online service providers. Many of these competitors also provide photofinishing services within hours. There are no significant proprietary or other barriers to entry into the traditional photofinishing or digital imaging industry. Many of our competitors offer similar photofinishing and digital imaging services and products at lower prices and with a more rapid turnaround time than we offer. Our ability to compete effectively depends on our ability to differentiate our services by offering innovative services and products and exemplary customer service and experience. Although we believe we are a leader in developing and marketing innovative photo-related services and products, competitors can and do provide similar services and products. There can be no assurance we will continue to compete effectively through development of innovative services and products or the provision of exemplary customer service and experience or that we will respond appropriately to industry trends or to activities of competitors.

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

Demand for our photo-related services and products are seasonal, with the highest volume of photofinishing activity generally occurring during the summer months and holiday season. As a result, our operating results for any period do not necessarily indicate the results that can be expected for any future period. Our operating results in a future period may be below the expectations of public market analysts and investors which may cause the price of our common stock to decline.

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

Governmental regulation could harm our business

Our operations, including our transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission and various states, local, and private consumer protection and other regulatory authorities. In general, these regulations govern privacy, the manner in which orders may be solicited, the form and content of advertisements, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time, and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. Congress has enacted legislation to specifically regulate online commerce and communications and has addressed such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation that makes the transmission of certain kinds of information, such as obscene content and information that facilitates the commission of criminal acts, a crime.

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

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 39,440,048 shares of common stock issued and outstanding as of December 15, 2006. At that date, 6 shareholders owned, directly or indirectly, approximately 68% of the outstanding common stock. If one or more of those shareholders decided to sell a significant portion of their holdings, it could cause the price of our stock to decline substantially.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the Company's operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like AMEX Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

Some of our existing shareholders can exert control over us and may not make decisions that are in the best interests of all shareholders.

As of December 15, 2006, officers, directors, and shareholders holding more than 5% of our outstanding shares collectively controlled approximately 67% of our outstanding common stock. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our ordinary shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other shareholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Marketing

Products and Services

PhotoWorks offers a variety of creative high-quality products and services through which it seeks to differentiate itself from its competitors. Our online services offer immediate viewing and sharing of images online and quick turnaround for products and we believe we are highly competitive in this market. Mail-order photofinishing is generally longer than many alternative sources for photofinishing services and turnaround time for traditional mail-in processing services remains a competitive disadvantage for us.

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

Customer Service and Support

The direct-to-consumer photofinishing business involves contacts with a large number of customers. We believe that providing exemplary customer satisfaction and experience is critical to our ongoing success. PhotoWorks has a 100% satisfaction-guarantee policy under which we will provide a full refund if a customer's complaint cannot otherwise be resolved. As of September 30, 2006, we had a customer service staff of 11. These personnel have direct access to our database and are trained to promote certain of our services and products, as well as to answer questions regarding order status and use of PhotoWorks' digital and online services.

PhotoWorks maintains a website on the Internet (www.photoworks.com). Our current website incorporates leading technology with an easy to use and intuitive user experience. While online, customers may use the PhotoWorks(TM) service to privately upload, view, store, share, manage or email their photos to friends and family, and order PhotoWorks' Custom Photo Books and Signature Photo Cards, as well as keepsakes, prints and reprints. Customers may also obtain the status of their orders, access answers to frequently asked questions, and send email messages to customer service.

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

Competition

The major competitors in our market are Kodak, Snapfish (owned by HP) and Shutterfly. In addition to these major competitors there are numerous other companies that offer online photo-finishing services.

We believe that our success in the digital and photography industry will be based on our ability to generate brand awareness through the introduction of innovative and differentiated products and services such as our Signature Photo Cards and Custom Photo Books and the provision of exemplary customer service at every touch-point. We offer premium quality and competitive prices for our digital and film-based print services. Other competitors can and do provide similar services and products. There are no significant proprietary or other barriers to entry into the digital or consumer photofinishing industry.

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

Proprietary Technology

We currently market our services and products under registered and common-law trademarks and service marks, including PhotoWorks®, Seattle Film Works®, PhotoMail®, PhotoStreamer®, Pictures On Disk™, Photo Clutch™ and Pictures On Disk™on CD. See "Risk Factors."

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

Environmental Compliance

Beginning in November 2005, all of our photofinishing is provided by third party vendors. Prior to that date, our photofinishing operations involved the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. We actively monitored our compliance with applicable regulations and work with regulatory authorities to ensure compliance. To the best of our knowledge, we have never received a significant citation or fine for failure to comply with applicable environmental requirements. We decommissioned and outsourced our film processing facility during 4th Quarter of 2005.

Employees

As of September 30, 2006, PhotoWorks had 48 employees, of whom approximately 7 in administration, 10 in marketing and business development, 20 in technology and development and 11in customer service. None of our employees are covered by a collective bargaining agreement, and we believe relations with our employees are good.

Executive Officers of the Registrant

The executive officers of PhotoWorks as of December 15, 2006 were:

Name	Age	Position

--------------------------------------------------------------------------------

Andy Wood	52	President/Chief Executive Officer

Bruce Fischer	62	Vice President of Finance/CFO
Thomas J. Kelley	38	Vice President/Chief Marketing Officer

Dan Zimmerman	42	Vice President Engineering

Andy Wood has over 25 years of domestic and international experience in technology-enabled service industries. He has held CEO roles for over 15 years. Previously he served as CEO of Shutterfly, the national leading independent online photo finisher, where he streamlined operations, sharply focused company goals and guided the company to profitability well ahead of schedule. He recently served as CEO of Wood-ASIO, a consulting organization providing confidential assistance to technology and service industry companies. He also served as CEO of Skybitz, a satellite tracking based service business, where sales traction, product stabilization and development, and channel partnerships were significant challenges. These issues were resolved, along with a new $20M round of financing that brought Motorola in as a strategic partner. Throughout his career, he has gained expertise in growing business operations in complex emerging markets. As CEO of Exel Logistics, he launched the North American business and successfully steered the company's revenue to $500M in four years, along with high profitability. Andy cut his teeth in the corporate world with Coca Cola in the UK, where he was part of a team charged with energizing and restructuring the UK soft drinks market. He advises a number of companies and VC's, as well as serving on the Board of two private companies in addition to PhotoWorks.

Bruce Fischer brings over 25 years of financial and auditing experience in both public and private companies at the senior management level. He has served as CFO of Harrison Lithographing and as controller of SCS Refrigerated Services, American Package Express and Satisfaction Guaranteed Eateries. Additionally, he started and operated Fischer and Associates, a full service public accounting and management consulting company with offices in the Puget Sound area. Fischer received his MBA from DePaul University and completed his undergraduate work at the University of Washington.

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

Dan Zimmerman joined PhotoWorks in May 2004 after PhotoWorks acquired assets of PhotoAccess Technologies. Zimmerman, who served as Vice President of Engineering of PhotoAccess, has more than 20 years of experience in software development, Desktop Publishing, and Internet development in the software industry. Before PhotoAccess, Zimmerman worked on Internet technologies for the Core Technology team at Adobe Systems, where he was responsible for delivering key technology components for all of Adobe's products and was a key member of the PageMaker development team at Aldus Corporation.

ITEM 2 – PROPERTIES

The Company's headquarters are located in Seattle, Washington. This 15,000 square foot building which houses our digital and mail order operations is occupied under a lease which expires in October 2011. The Company moved to this smaller office facility in downtown Seattle in February 2006 and reduced its occupancy cost, maintenance, property tax, and utility costs.

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various routine legal proceedings in the ordinary course of our business, none of which individually or in the aggregate is material to our financial condition.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

Our common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol "PHTW.OB." The following table sets forth, for the periods indicated, the high and low bid prices of our Common Stock as reported on the OTCBB. All prices are adjusted for the one for five reverse stock split effective August 8, 2005.

On December 15, 2006 the common stock was held by an estimated 4,200 shareholders with approximately 526 holders of record.

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank agreement that supports its corporate credit cards from declaring any dividends on shares of its capital stock without the bank’s prior consent.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Controls and Procedures

As of September 30, 2006, as part of our annual internal audit, we carried out an evaluation, under the supervision of the Internal Audit Committee members, including two of our board members, the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Change of Accounting Period

Effective June 30, 2006, the Company changed its monthly financial closing cycle from fiscal period end dates to calendar month end dates.

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

To promote our services and products, we rely primarily on online marketing channels and direct marketing. We believe our innovative products and commitment to customer service promote customer loyalty and increase customer demand. We strive to increase both average order size and order frequency by informing our existing customer base of our integrated array of services and products. We also believe that our online archive of customer images is a viable and economic opportunity to monetize a customer’s “personal equity” by providing image storage and management services for digital and film-based camera users and through photo output, in the form of Custom Photo Books, Signature Photo Cards, keepsakes, and digital prints and reprints. In addition we have utilized desk top software to help manage images stored on customer hard drives. (PhotoStreamer 2) Our commitment to expanding our digital service and product offerings is intended to support this strategy. We use online channels and other direct-marketing media to communicate with prospective customers and our existing and inactive customers. We also utilize a customer relationship management system (CRM) which we installed in December 2004 to enhance our communication with new and existing customers.

Our net loss for fiscal 2006 was $3,831,000, compared to a net loss of $7,370,000 in 2005. The net loss for fiscal 2006 has decreased as a result of reorganization started in 2005. PhotoWorks embarked on a comprehensive restructuring plan in late 2003 and in 2005 the management team completed the re-organization from a mail-order film processing business to a leading internet based photo-publishing service focused on the higher margin – and rapidly growing – digital photography market.

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net revenues, and expenses. Our estimates and judgments are based upon our historical experience, knowledge of economic and market factors and various other factors that we believe to be relevant given the circumstances and our best estimates for identified one time costs relevant to the discontinuation of the in-house production capacity, the outsourcing of all production, the writing off of redundant assets and the clean up of the production facility and the move to the new office building. Significant policies, methodologies, estimates, and the factors used therein, are reviewed on at least a quarterly basis with PhotoWorks’ Audit Committee. Actual results may differ from these estimates.

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

Deferred Tax Assets

We have gross deferred tax assets totaling $17,786,000, comprised primarily of net operating loss carryforwards. Due to our operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carryforwards under IRC Section 382, we have recorded a valuation allowance of $17,786,000 against our deferred tax assets.

Results of Operations

Net revenue decreased 15% to $11,669,000 in fiscal 2006 compared to $13,723,000 in fiscal 2005. The decrease in net revenue for fiscal years 2006 was exclusively due to decline in film-based processing volumes and this will be the overall trend for this declining line of business. Net revenue from digital-based processing increased in fiscal 2006 by 68% to $6,372,000 compared to $3,785,000 in fiscal 2005.

Gross profit as a percentage of net revenue for fiscal 2006 increased to 39.0% compared to 28.7% in fiscal 2005. The increase in the gross profit percentage in fiscal 2006 compared to the prior year was primarily due to outsourcing of the film production resulting in reduced unabsorbed overhead cash. Gross profit fluctuates due to the seasonal nature of revenue and revenue per order, combined with fixed operating costs associated with equipment, facilities and fixed overhead costs related to our products and services.

Total operating expenses for fiscal year 2006 were $8,126,000 compared to $9,901,000 for fiscal 2005. The decrease in operating expenses in fiscal year 2006 is due to pro-active involvement of management to control costs.

Marketing expenses in fiscal 2006 increased to $3,473,000 compared to $2,487,000 in fiscal 2005. The increase marketing expense in 2006 is due to additional advertising expenses to target new digital markets.

Engineering expenses in fiscal 2006 were $2,201,000 compared to $3,413,000 in fiscal 2005. The decrease in engineering expenditures in fiscal year 2006 was primarily due to closure of the manufacturing facility and outsourcing the digital print operation during the fourth quarter of fiscal year 2005.

General and administrative expenses decreased to $2,452,000 in fiscal 2006 compared to $3,015,000 in fiscal 2005 due to reduction in compensation and a stronger control of overhead costs.

The other expense in fiscal year 2006 was $261,000, compared to $1,414,000 in fiscal year 2005. The decrease is mainly due to loss on impairment of tangible and intangible assets in the amount of $986,000 incurred as a result of the necessary write-off of assets that become redundant during fiscal 2005, and $1,561,000 of non-cash interest expense.

Liquidity and Capital Resources

As of September 30, 2006, our principal source of liquidity was approximately $825,000 of cash and cash equivalents. During the first quarter of fiscal 2007, we completed a private placement of common stock and warrants and raised approximately $3,751,000 in proceeds.

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2006, cash flow used in operations was $3,854,000, primarily attributable to a net loss of $3,831,000 compared to prior year’s cash flow used in operations of $4,139,000. Cash and cash equivalents declined from $1,872,000 at the beginning of the fiscal year to $825,000 as of September 30, 2006 and the Company's current ratio declined from 0.81 to 0.59.

Management has taken various actions to reduce operating expenses drastically and to eliminate all fixed product overhead expenses. Implementation of various cost reduction projects combined with the outsourcing of its entire production capacity resulted in the shut down of the 45,000 square foot production facility and the move to a 15,000 square foot office. The impact of the project on our general and administrative costs was realized after the move to the new facility in the second quarter of 2006.

On February 14, 2006, the Company entered into an agreement to sell up to $3,000,000 of conventional convertible debentures and warrants. The first round of $2,500,000 was closed on May 30, 2006. Sunra Capital Holdings, California Pacific Capital LLC, and the Company’s then chief executive officer participated in the first round. The second round of $500,000 was closed on August 22, 2006. Sunra Capital Holdings, Verbier SP Partnership L.P., Craig Hallum Partners, and Craig-Hallum Capital Group LLC participated in the second round. The debentures bear interest at 10% per annum with interest payable on a quarterly basis commencing September 29, 2006 and are convertible at a fixed price of $0.40 per common share of stock. The principal is due and payable on March 29, 2011. In addition to the debentures, warrants were issued to the debenture holders to purchase 1,250,000 shares of common stock at an exercise price of $0.40. These warrants expire five years after closing and the debentures were converted to common stock in October 2006.

During the quarter ended June 30, 2006, management determined that the debt incurred in the previous quarter was in actuality conventional convertible debt with warrants attached as denoted above, rather than convertible debt with an embedded liability derivative. Management has assessed the potential equity derivative which would be caused by an increase in the fair market value of the Company’s common stock, for which the related conventional convertible debt can be exchanged on a quarterly basis. These debentures meet the exception under SFAS No. 133 11(a).

The Company recorded $132,000 as a discount related to the issuance of the 1,250,000 warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model.

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

The ratio of current assets to current liabilities was 0.59 at the end of fiscal 2006 compared to 0.79 at the end of fiscal 2005. The decrease in fiscal 2006 is primarily due to the use of cash to fund operations for fiscal 2006.

Inflation

The results of our operations have not been significantly affected by inflation during the last three fiscal years.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 19 through 36.

PhotoWorks, Inc.

Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of PhotoWorks, Inc. as of September 30, 2006 and September 24, 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoWorks, Inc. as of September 30, 2006 and September 24, 2005, and the results of its operations, stockholders’ equity (deficit) and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

December 29, 2006

PHOTOWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS	September 30, 2006	September 24, 2005
CURRENT ASSETS		
Cash and cash equivalents	$ 825	$ 1,872
Receivables		3
Employee advances	3	171
Short-term vendor receivable	95	75
Inventories	183	80
Prepaid expenses	146	60
TOTAL CURRENT ASSETS	1,252	2,261
PROPERTY AND EQUIPMENT, NET	383	483
OTHER ASSETS		
Long-term vendor receivable	95	175
Lease deposits	24	33
TOTAL OTHER ASSETS	119	208
TOTAL ASSETS	$ 1,754	$ 2,952
LIABILITIES & STOCKHOLDERS' DEFICIT		
CURRENT LIABILITIES		
Accounts payable	$ 1,133	$ 953
Accrued compensation	370	463
Other accrued expenses	179	713
ITC penalty, current portion	201	252
Current portion of lease obligations	-	6
Deferred revenues	227	408
Current portion of convertible debentures	-	65
TOTAL CURRENT LIABILITIES	2,110	2,860
LONG-TERM LIABILITIES		
ITC penalty, non-current portion	250	274
Capital lease obligations, net of current portion	-	7
Debentures payable	1,274	-
Debenture interest	115	-
TOTAL LONG-TERM LIABILITIES	1,639	281
TOTAL LIABILITIES	3,749	3,141
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' DEFICIT		
Preferred stock, 2,000,000 shares authorized $0.01 per value, 0 shares issued and outstanding		
Common stock, 101,250,000 shares authorized, $0.01 par value; 19,799,922 and 19,794,672 shares issued and outstanding, respectively	198	198
Additional paid-in capital	26,086	24,061
Accumulated deficit	(28,279)	(24,448)
TOTAL STOCKHOLDERS' DEFICIT	(1,995)	(189)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,754	$ 2,952

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(in thousands)

	Preferred Stock			Common Stock				Additional				Total
	Number of Shares		Amount	Number of Shares		Amount		Paid-In Capital		Deficit Accumulated		Total Stockholders' Deficit
Balance as of September 25, 2004	15,000	$	-	3,619,942	$	37	$	16,505	$	(17,078)	$	(536)
Options excercised for cash @ average $0.12 - $0.165 per share	-		-	70,433		1		47		-		48
Stock options issued for compensation	-		-	-		-		31		-		31
Stock options issued for services	-		-	-		-		45		-		45
Beneficial conversion on debt $2 million	-		-	-		-		968		-		968
Warrants issued for interest and financing	-		-	-		-		133		-		133
Preferred stock converted to common shares @ $3.615	(15,000)		-	4,149,373		41		(41)		-		-
Common stock issued for cash @ $0.539	-		-	3,710,575		37		1,963		-		2,000
Debt converted in common shares	-		-	8,244,478		82		4,410		-		4,492
Fractional shares from the 5 for 1 split	-		-	(129)		-		-		-		-
Net loss for year ended September 24, 2005	-		-	-		-		-		(7,370)		(7,370)
Balance as of September 24, 2005	-		-	19,794,672		198		24,061		(24,448)		(189)
Stock options issued for service	-		-	-		-		261		-		261
Warrants isused for convertible debt	-		-	-		-		132		-		132
Beneficial conversion valuation on debt of $2,500,000	-		-	-		-		1,272		-		1,272
Beneficial conversion valuation on debt of $500,000	-		-	-		-		360		-		360
Employee options converted to stock	-		-	5,250		-		-		-		-
Net loss for year ended September 30, 2006	-		-	-		-		-		(3,831)		(3,831)
Balance as of September 30, 2006 (unaudited)	-	$	-	19,799,922	$	198	$	26,086	$	(28,279)	$	(1,995)

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

		Year Ended September 30, 2006		Year Ended September 24, 2005
Net Loss	$	(3,831)	$	(7,370)
Adjustments to reconcile net loss to net cash used by operating activities:				
Gain on sale of assets		(90)		–
Services paid by issuance of common stock		–		45
Depreciation		305		776
Other non-cash income		–		(353)
Debenture interest as interest and financing costs		115		593
Options issued for compensation		261		31
Impairment and disposal of assets, net		–		986
Discounts on convertible debt		39		968
Increase (decrease) in:				
Receivables		151		96
Inventory		(103)		387
Prepaid expenses		(86)		62
Lease deposits and long-term receivable		89		–
Deferred revenues		(181)		(143)
Accounts payable		180		(237)
Accrued liabilities		(628)		170
ITC penalty		(75)		(150)
Net cash used in operating activities		(3,854)		(4,139)
Cash flows from investing activities:				
Purchase of property, plant and equipment		(206)		(519)
Proceeds from sales of property, plant and equipment		91		8
Net cash used in investing activities		(115)		(511)
Cash flows from financing activities				
Proceeds from exercise of options		–		48
Financing from bridge loan		3,000		2,000
Proceeds from issuance of common stock		–		2,000
Payment on convertible debt		(65)		–
Payment on capital lease obligations		(13)		(7)
Net cash provided by financing activities		2,922		4,041
Net increase (decrease) in cash		(1,047)		(609)
Cash, beginning of period		1,872		2,481
Cash, end of period	$	825	$	1,872
SUPPLEMENTAL DISCLOSURES:				
Cash paid for interest and cash received for				
Interest	$	114	$	213
Income taxes	$	–	$	–
NON-CASH INVESTING AND FINANCING ACTIVITIES:				
Stock issued for debt and interest	$	–	$	4,442

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

PhotoWorks was incorporated in Washington State in June 1976 and its executive offices are located in Seattle, Washington. References to PhotoWorks and the Company in this report include PhotoWorks, Inc., and its wholly-owned subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

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

Accounts/Other Receivables

Accounts and other receivables primarily include rebates and other amounts due from vendors. The Company has a long-term receivable due from a vendor as part of a settlement over disputed services. Under the terms of the settlement, the Company receives $95,000 annually for 4 years. The first payment was received in July 2004. The fair value of the receivable was determined at the time of the settlement (February 2004). Management believes the carrying amount of this receivable approximates its fair value and no risk of loss currently exists based on the financial strength of the vendor. The Company has no trade receivables because of terms of sales. Orders are shipped upon receipt of payment from customers.

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

Accounting Pronouncements – Recent

The Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated

(“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal year 2007.  The Bulletin had no impact on the Company’s financial statements at September 30, 2006.

In September 2006, the Financial Accounting Standard Board issued its Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In June 2006, the Financial Accounting Standard Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation for FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal year beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

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

Depreciation and Amortization

Property, plant, and equipment are depreciated using the straight-line method based on the estimated useful asset lives, ranging from two to five years. Expenditures for major remodeling and improvements of leased properties are capitalized as leasehold improvements. Leasehold improvements are depreciated over the shorter of the life of the lease or the life of the asset. Management reviews these estimates quarterly and if the estimates need to be shortened, the assets are depreciated over the remaining estimated useful life. (See Note 4).

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

Earnings (Loss) Per Share

The Company calculates earnings per share based on the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Net loss per share is based on the weighted average number of common shares outstanding during the period. The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share were the same, at the reporting dates, as the inclusion of common stock equivalents would have been anti-dilutive. At September 30, 2006, the Company had 14,735,308 in stock equivalents.

Income Taxes

The benefit or provision for federal income taxes is generally computed based on pretax income. However, the benefit or provision may differ from income taxes currently payable or receivable, because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. As more fully described in Note 7, the net operating losses for both book and tax purposes exceed amounts available for operating loss carrybacks. Due to the uncertainty of the recoverability of these deferred assets, a valuation allowance has been recorded. See Note 7.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies. $174,435 of the Company’s inventory is held by third party at September 30, 2006.

Long-lived Assets

The Company has adopted the policies of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, and requires that these long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or discontinued operations. Accordingly, the Company reviews the carrying amount of long-lived assets for impairment where events or changes in circumstances indicate that the carrying amount may not be recoverable. The determination of any impairment would include a comparison of estimated future cash flows anticipated to be generated during the remaining life of the assets to the net carrying value of the assets. See Note 4.

Fair Value of Financial Instruments

The carrying values of financial instruments such as trade receivables, payables and accruals, approximate their fair values, based on the short-term maturities of these instruments. The ITC penalty, vendor settlement and capital lease obligations have had no significant changes in interest rates or credit risk of the Company; therefore, the carrying values of those financial instruments also approximate their fair values.

Principles of Consolidation

The consolidated financial statements include PhotoWorks, Inc. and its wholly-owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

The Company’s shareholders approved on June 28, 2005 a 1 for 5 reverse stock split of its $0.01 par value common stock. (See Note 9.) All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split. This resulted in the Company’s stock symbol changing from FOTO to PHTW.OB.

Segment Reporting

The Company currently has one business segment; therefore, segment reporting in accordance with SFAS 131 is not required.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensations.” (“SFAS 123R”) This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) and has recognized $261,000, and $31,000 for employee stock compensation during fiscal year 2006 and 2005 respectively, in accordance with SFAS No. 123(R).

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

Revenue Recognition

The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company’s products and services will not be returned but customers can request a refund if not satisfied. During fiscal year 2006, refunds were less than 1% of net revenues. The Company’s returns are approximately $92,000 for the fiscal year ended September 30, 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Research and Development and Engineering

Engineering expenses in 2005 consist primarily of costs incurred in ongoing development of the Company’s online image management, developing online photo archiving and photo sharing services, other digital related services, and creating infrastructure necessary to support systems for customer interaction. In 2006, the Company eliminated its research and development as a result of closing its manufacturing facilities in 2005.

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

NOTE 3 - LEASES

The Company negotiated a cancellation of a lease contract for its 45,000 square foot operating facility in Seattle, Washington effective January 3, 2006 and moved to a new 15,030 square foot office in Seattle. Under the terms of the operating lease agreement for the new office space, the Company has a monthly straight-line obligation over the life of the lease of $24,478 per month for 69 months which expires on October 31, 2011. Other terms of the agreement include a rent prepayment of $100,000 to be applied toward month’s four to eleven of the lease term, a security deposit of $24,424, no rent payment required for the first three months, and a reduced rate for the next six months.

All prior capital leases during fiscal year 2006 expired. Only leases related to the office facility remain.

At September 30, 2006, future payments under non-cancelable operating leases are as follows:

Rental expense relating to facilities operating leases for fiscal years 2006 and 2005 was $227,126, and $410,000 respectively. Rental expense relating to equipment operating leases for fiscal years 2006 and 2005 was $12,116 and $245,000, respectively. Interest expense relating to the capital leases was $871 and $4,000 for fiscal years 2006 and 2005 respectively.

NOTE 4 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, at cost, consist of the following:

 Depreciation expense for the fiscal year ending September 30, 2006 was $305,000.

During the year ended September 24, 2005, the Company disposed of approximately $659,000 of fixed assets related to film processing. At September 24, 2005, the Company had an impairment of approximately, $986,000 in net book value of tangible and intangible assets as a result of outsourcing film processing.

NOTE 5 - CONVERTIBLE DEBENTURES AND SUBORDINATED CONVERTIBLE DEBENTURES

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

Transaction costs related to the $2,000,000 subordinated note were $60,000 and were recorded as a discount to the note, which was fully amortized at September 24, 2005.

On February 14, 2006, the Company entered into an agreement to sell up to $2,500,000 of conventional convertible debentures and warrants. The first round was closed on May 30, 2006. Sunra Capital Holdings, California Pacific Capital LLC, and the Company’s then chief executive officer participated in the first round. The debentures bear interest at 10% per annum with interest payable on a quarterly basis commencing September 29, 2006 and are convertible at a fixed price of $0.54 per common share of stock. The principal is due and payable on March 29, 2011. In addition to the debentures, warrants were issued to the debenture holders to purchase 1,250,000 shares of common stock at an exercise price of $0.40. As of September 30, 2006, the Company had not paid the outstanding accrued interest and subsequent to year end, all convertible debentures and outstanding interest was converted into common stock. (See Note 13).

The Company recorded $110,000 as discount related to the issuance of the warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model. These warrants expire five years from the date of closing. The discount on convertible debentures will be amortized over 5 years using the straight-line method and approximately $1,460 was recorded as amortization of discount on debt at September 30, 2006.

On August 22, 2006, the Company issued convertible debentures and warrants in the amount of $500,000. The debentures bear interest at 10% per annum with interest payable semi-annually on first business day if the months of March and September, commencing March 1, 2007, and are convertible at fixed rate of $0.40 per common share of stock. The principal is due and payable on August 22, 2011. In addition to the debentures, warrants were issued to the debenture holders to purchase 450,000 shares of common stock at exercise price of $0.40 per share. The Company recorded $132,000 as a debt discount related to the issuance of the warrants based on fair market value of the warrants on the closing date using the Black-Scholes valuation model. The discount on convertible debentures will be amortized over 5 years using the straight-line method and approximately $1,838 was recorded as amortization of discount on debt as September 30, 2006.

On August 22, 2006, the Company assessed the fair value of the stock in relation to the $2.5 million in convertible debentures for the potential equity derivative which is caused by the increase in fair value of the stock over the conversion price of convertible debt. The issuance of $500,000 convertible debentures in August reduced the conversion price from $0.54 to $0.40 for the $2.5 million convertible debentures. The Company recorded a beneficial conversion of approximately $1,632,000 computed at the intrinsic value that was the difference between the conversion price of $0.40 and market price of $0.60. The discount on convertible debentures will be amortized over 5 years using the straight-line method and approximately $35,000 was recorded as amortization at September 30, 2006.

As of September 30, 2006, of the $3.0 million in convertible debentures and accrued interest outstanding, approximately $2,136,000 is considered to be related party debentures.

NOTE 6 – OUTSOURCE AGREEMENT

In January 2005, the Company signed an agreement with a wholesale photofinisher whereby that photofinisher will process all of the Company’s mail order film processing and film reprint orders. The transition to outsource these operations is completed and functional.

 NOTE 7 - INCOME TAXES

The Company has determined that its deferred tax assets do not satisfy the more likely than not criteria set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company’s deferred tax assets (liabilities) were as follows as of September 30:

The Company has deferred tax assets, comprised primarily of net operating loss carry-forwards. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, valuation allowance has been recorded to fully offset the Company’s deferred tax assets.

The net operating loss carry-forwards of approximately $17,418,000 begin expiring in 2020.

The valuation allowance increased approximately $3,666,000 during the year ended September 30, 2006.

The Company recorded tax expense of $0 in both fiscal year 2006 and 2005, respectively.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Convertible Preferred Stock

The Company’s shares of Series A preferred stock had a conversion price of $3.62 and were issued with warrants to purchase common stock at an exercise price of $0.72 per share. The shares of Series A preferred stock were converted on July 27, 2005 into 4,149,373 shares of common stock.

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

Common Stock

As of June 28, 2005, the Company’s shareholders approved a 1 for 5 reverse stock split of its $0.01 par value common stock. All references in the accompanying financial statements to the number of common shares outstanding and per share amounts have been restated to reflect the reverse stock split. This resulted in the Company’s stock symbol changing from FOTO to PHTW.OB.

During July of 2005, the Company issued 3,710,575 shares of common stock and warrants to purchase 361,905 shares of common stock for $2,000,000 at $0.539 per share. The exercise price of the warrants is $1.05 per share with an exercise period of five years.

The Company submitted a recapitalization proposal for approval by shareholders at its annual meeting on June 28, 2005. The shareholders approved the recapitalization proposal and by July 27, 2005 the Company converted two series of its outstanding debentures into common stock and warrants to acquire common stock. The principal and interest of $4,492,000 was converted into 8,244,478 shares of common stock and 442,636 warrants. Sunra completed the purchase of share valued $2,000,000 as described above and received 20% warrant coverage on the additional purchase price at a price of $0.80 per share.

During 2005, the Company issued 70,443 in shares of common stock upon the exercise of stock options for $48,000.

During 2006, the Company issued 5,250 shares of common stock at $0.05 per share for the exercise of stock options in the amount of $263. As of September 30, 2006, the Company had not received the cash and recorded a subscription receivable for $263. Subsequently, the Company received the cash during October 2006.

Common Stock Warrants

 The Company had the following warrants outstanding as of September 30, 2006:

Under the debenture agreement of February 16, 2005, warrants were issued to purchase 380,952 shares of common stock at an exercise price of $0.72. See Note 5.

During July of 2005, 361,905 warrants were issued with common stock at an exercise price of $1.05 per share with an exercise period of five years.

During July of 2005, debenture principal was converted into stock and 442,636 warrants at an exercise price of $1.10.

Under the debenture agreement during 2006, warrants were issued to purchase 1,700,000 shares of common stock at an exercise price of $0.40 and exercise period of five years. The convertible debentures were closed on May 30, 2006 and August 22, 2006. See Note 5.

In the Company’s review of the aforementioned warrant contracts, it was determined that the volatility assumption should have been based on the average of the closing bid and asked prices of the Company’s Common Stock quoted for the twenty (20) trading days prior to the date of determination of fair market value; instead of being based on a five year assumption. The revaluation was re-calculated according to the contract and adjusted at year end. The effect of this change of estimate of volatility was to decrease the fair value of warrants relating to the May 2006 debt of $2.5 million from $264,000 to $110,000.

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

NOTE 9 - STOCK OPTIONS

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

In August 2005, the Company granted 1,649,400 common stock options to executives and directors. One fourth of the options vested at issuance. The fair value of these options was approximately $31,000 and has been recorded as compensation expense. An additional 710,550 options were issued for services valued at $45,000. During the fiscal year 2005, 353,153 common stock options had expired and/or were cancelled and 70,433 common stock options were exercised for $48,000.

During the fiscal year 2006, the Company granted options to acquire 1,060,000 shares of common stock to officers and directors of the Company and 436,000 shares of common stock options were granted to employees. The Company recorded a compensation expense in the amount of $261,000 using the Black-Scholes valuation model. During the fiscal year 2006, 1,344,114 common stock options had expired and were cancelled and 5,250 options were exercised for $263.

All of the options were granted pursuant the Company’s 2005 Equity Incentive Plan at exercise prices between $0.05 and $0.72 per share. All options vest ratably on a quarterly basis over period of three to four years.

The following schedule summarizes stock option activity for the last two fiscal years:

Options considered fully vested as of September 30, 2006 and September 24, 2005 were 1,142,938 and 249,657, respectively, at weighted average exercise prices of $0.64 and $0.44 respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 30, 2006:

The per share weighted average fair value of stock options granted during fiscal years 2006 and 2005 was $0.32, and $0.71, respectively.

NOTE 10 - 401(K) RETIREMENT PLAN

The Company maintains a 401(k) Plan for substantially all employees. For fiscal years 2003 and 2002, the Company's contributions were based on matching a percentage of up to 4% of voluntary employee contributions, plus a discretionary profit sharing contribution determined by the Board of Directors. Beginning in fiscal year 2004, the Company allocated matching or profit sharing contributions on a discretionary basis determined at the end of the fiscal year. No matching or profit sharing contributions were made for fiscal 2006 and 2005.

NOTE 11 - ITC SETTLEMENT

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

The Company has been granted an extension for the third and fourth ITC payments of $250,000 each. The Company paid $49,000 in September 2006 and agreed to pay the balance ($201,000) of the third payment in July 2007. The fourth and final payment of $250,000 will be paid in July 2008.

The Company had a receivable of $190,000 due from the third party reimbursement at September 30, 2006. The Company expects to receive the current portion of $95,000 in 2007 and the remaining balance in 2008.

NOTE 12 – CONTINGENCIES

The Company is involved in various routine legal proceedings in the ordinary course of its business.

NOTE 13 – SUBSEQUENT EVENTS

In October 2006, the Company sold 8,860,714 shares of common stock at $0.35 per share raising over $3,100,000. In addition to the shares of common stock, the new shareholders were issued 2,215,179 in warrants to purchase additional shares at $0.50 per share. Along with the new shareholders, an additional 357,143 in warrants were issued to the investors who contributed to a Private Investment In Public Entity (PIPE loan) in August 2006.

In November 2006, the Company sold an additional 1,857,143 shares of common stock at $0.35 per share raising an additional $650,000 less fees. Along with the shares of common stock, the new shareholders were issued 464,286 in warrants to purchase additional shares at $0.50 per share.

In October 2006 investors in two rounds of bridge financing that occurred earlier in 2006, had their investments converted to 8,922,269 shares of common stock at $0.35 per share. This eliminated the bridge loan liability of $3,000,000.

ITEM 8A – CONTROLS AND PROCEDURES

See Item 6 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART III

ITEMS 10, 11, 12, 13 AND 14

The information called for by Part III (Items 10, 11, 12, 13 and 14) is included in the Company’s Proxy Statement relating to the Company’s annual meeting of shareholders to be held in January 25, 2007 and is incorporated herein by reference. Such Proxy Statement is expected to be filed within 120 days of the Company’s last fiscal year-end, September 30, 2006. Information with respect to the Company’s executive officers appears under “Executive Officers of the Company” in Item 1 of Part I above.

We have adopted the PhotoWorks Finance Code of Professional Conduct (the code of ethics for senior financial officers), a code of ethics that applies to our Chief Executive Officer, Chief Accounting Officer and Controller.

PART IV

ITEM 15 -- EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules

(1)	Consolidated Financial Statements	Page

Report of Williams & Webster, P.S., Independent Registered Public

Accounting Firm	18

Consolidated Balance Sheets as of September 30, 2006 and September 24, 2005	19

Consolidated Statements of Operations for the years ended September 30, 2006,
and September 24, 2005	20

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
September 30, 2006 and September 24, 2005	21

Consolidated Statements of Cash Flows for the years ended September 30, 2006,
and September 24, 2005	22

Notes to Consolidated Financial Statements	23-35

All other schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

b. Exhibits

A copy of the Company’s Annual Report on Form 10-KSB, including all documents as exhibits, is available without charge upon written request to the Corporate Secretary, PhotoWorks, Inc., 71 Columbia Street, Suite 200, Seattle, WA 98104.  Documents may also be requested by emailing your request to:  ir@photoworks.com

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

3.5        Third Amendment to Articles of Incorporation of PhotoWorks, Inc. (Incorporated by reference to Form 8-K filed July 19, 2005)

3.6           Amendment to Articles of Incorporation of PhotoWorks, Inc. (Incorporated by reference to Form 8-K filed June 22, 2006)

4.1	Form of Warrant (Incorporated by reference to Form 8-K dated June 2, 2006)

4.2	Form of Convertible Note (Incorporated by reference to Form 8-K dated June 2, 2006)

10.1    Employment Agreement with Philippe Sanchez dated October 3,  2003. (Incorporated by reference to Exhibit 10.26 filed with Company's Annual Report on Form 10-K for the year ended September 27, 2003.)

10.2         Separation Agreement with Philippe Sanchez dated July 27, 2006. (Incorporated by reference to Form 8-K dated July 31, 2006)

10.3        Non-Qualified Stock Option Agreement with Philippe Sanchez dated October 17, 2003  (Incorporated by reference to Exhibit 10.28 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 2004.)

10.4         Employment Agreement with Andrew Wood dated August 16, 2006 (Incorporated by reference to Form 8-K dated August 11, 2006)

10.5    Photofinishing Services Agreement with District Photo dated January 18, 2005 (Exhibit for which confidential treatment has been granted) (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.6    Employee Performance Incentive Program (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.7    Convertible Note, Warrant and Common Stock Purchase Agreement dated February 16, 2005 between PhotoWorks, Inc. and Sunra Capital Holdings, Ltd. (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.8    Investor Rights Agreement dated February 16, 2005 among PhotoWorks, Inc., SunraCapital Holdings, Ltd., Orca Bay Partners, Madrona Venture Fund I-A, L.P.,Madrona Venture Fund I-B, L.P., Madrona Managing Director Fund, LLC, and Matinicus LP (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.9    Amended and Restated Investor Rights Agreement dated February 16, 2005 among PhotoWorks, Inc., Sunra Capital Holdings, Ltd., Orca Bay Partners, Madrona VentureFund I-A, L.P., Madrona Venture Fund I-B, L.P., Madrona Managing Director Fund, LLC,Tim and Alexa Carver, Stanley McCammon, Aaron Singleton and Matinicus LP (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.10    Share Exchange Agreement dated February 16, 2005 among PhotoWorks, Inc. and the holders of Series A Preferred Stock named therein (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.11    Amendment to Subordinated Debentures dated February 16, 2005 between PhotoWorks, Inc. and Matinicus LP (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.12    First Amendment to Amended and Restated Investor Rights Agreement Dated February 16, 2005 of PhotoWorks, Inc. and Consent and Waiver dated February 16, 2005. (Incorporated by reference to Form 10-Q for the quarter ended June 25, 2005.)

10.13       Convertible Note and Warrant Purchase Agreement dated May 31, 2006. ((Incorporated by reference to Form 8-K dated June 2, 2006)

10.14	Investor Rights Agreement dated May 31, 2006 (Incorporated by reference to Form 8-K dated June 2, 2006)

10.15       Common Stock and Warrant Purchase Agreement dated October 5, 2006 (Incorporated by reference to Form 8-K dated October 10, 2006)

10.16       2005 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A to the Company's definitive proxy statement for the annual meeting of shareholders held on June 28, 2005

10.17       Incentive Stock Option Plan, as amended and restated as of April 1, 1996. (Incorporated by reference to Exhibit 10.1 filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996.)

10.18       Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.2 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.19       Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.4 filed with the Company's Registration Statement on Form S-8, file no. 33-24107.)

10.20       1999 Employee Stock Option Plan dated October 20, 1999. (Incorporated by reference to Exhibit 10.10 filed with the Company's Annual Report on Form 10-K for the year ended September 25, 1999.)

10.21      PhotoWorks, Inc. 1999 Stock Incentive Compensation Plan (Incorporated by reference to Form S-8 Filing dated May 24, 2000, File # 333-37698.)

10.22      PhotoWorks, Inc. 1999 Stock Incentive Compensation Plan as amended and PhotoWorks, Inc. Individual Nonqualified Option Agreements. (Incorporated by reference to the Form S-8 filing dated May 16, 2001, File #333-61048.)

10.23      PhotoWorks, Inc. 1999 Stock Incentive Compensation Plan as amended. (Incorporated by reference to the Form S-8 filing dated April 4, 2003, File #333-104308.)

23.1	Consent of Williams & Webster LLP, Independent Registered Public Accounting Firm.

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

PHOTOWORKS, INC.
(REGISTRANT)

DATED: December 29, 2006	By: /s/ Andy Wood
Andy Wood
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Andy Wood	President and	December 29, 2006
Andy Wood	Chief Executive Officer
Director
(Principal Executive Officer)

/s/ Paul B. Goodrich	Director	December 29, 2006
Paul B. Goodrich

/s/ Edward C. Holl	Director	December 29, 2006
Edward C. Holl

/s/ Philippe Sanchez	Director	December 29, 2006
Philippe Sanchez

/s/ Mark L. Kalow	Director	December 29, 2006
Mark L. Kalow

/s/ Joseph Waechter	Director	December 29, 2006
Joseph Waechter

/s/ Bruce Fischer	Chief Financial Officer	December 29, 2006
Bruce Fischer

/s/ Nancy Tahari	Controller	December 29, 2006
Nancy Tahari