Form 10QSB
period 2006-12-31
PHOTOWORKS INC /WA
filed 2007-02-13
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	February 13, 2007
Common stock, $ 0.01 par value	39,440,042

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

PHOTOWORKS, INC.

FORM 10-QSB

For the Quarterly period ended December 31, 2006

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	3-14

ITEM 1	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
December 31, 2006 (Unaudited) and September 30, 2006	3

Consolidated Statements of Operations for the Three Months
ended December 31, 2006 and December 24, 2005 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months ended
December 31, 2006 and December 24, 2005 (Unaudited)	5

Condensed Notes to Consolidated Financial Statements	6-16

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	16-17

ITEM 3	CONTROLS AND PROCEDURES	18

PART II.	OTHER INFORMATION	19

ITEM 6	EXHIBITS	20-23

PHOTOWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS		December 31, 2006 (Unaudited)		September 30, 2006 (Unaudited)
CURRENT ASSETS				
Cash and cash equivalents	$	4,797	$	825
Employee advances		-		3
Short-term vendor receivable		78		95
Inventories		192		183
Prepaid expenses		158		146
TOTAL CURRENT ASSETS		5,225		1,252
PROPERTY AND EQUIPMENT, NET		449		383
OTHER ASSETS				
Long-term vendor receivable		95		95
Lease deposits		24		24
TOTAL OTHER ASSETS		119		119
TOTAL ASSETS	$	**5,793**	$	**1,754**
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)				
CURRENT LIABILITIES				
Accounts payable	$	2,186	$	1,133
Accrued compensation		207		370
Other accrued expenses		194		179
ITC penalty, current portion		201		201
Deferred revenues		271		227
TOTAL CURRENT LIABILITIES		3,059		2,110
LONG-TERM LIABILITIES				
ITC penalty, non-current portion		250		250
Capital lease obligations, net of current portion		-		-
Debentures Payable		-		1,274
Debenture interest		-		115
TOTAL LONG-TERM LIABILITIES		250		1,639
TOTAL LIABILITIES		3,309		3,749
COMMITMENTS AND CONTINGENCIES		-		-
STOCKHOLDERS' EQUITY (DEFICIT)				
Preferred stock, 2,000,000 shares authorized $0.01 per value, 0 shares issued and outstanding				
Common stock, 101,250,000 shares authorized, $0.01 par value; 39,440,042 and 19,799,922 shares issued and outstanding, respectively		394		198
Additional paid-in capital		32,622		26,086
Accumulated deficit		(30,532)		(28,279)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)		2,484		(1,995)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT	$	**5,793**	$	**1,754**

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PHOTOWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Three Months Ended	
	December 31, 2006 (Unaudited)	December 24, 2005 (Unaudited)
REVENUES		
Digital	$ 3,344	$ 2,323
Film	933	1,641
TOTAL REVENUES	$ 4,277	$ 3,964
COST OF GOODS AND SERVICES		
Digital	1,966	1,095
Film	489	1,136
TOTAL COST OF GOODS AND SERVICES	2,455	2,231
GROSS PROFIT	1,822	1,733
OPERATING EXPENSES		
Sales and marketing	1,034	1,223
Engineering	561	450
General and administrative	526	380
TOTAL OPERATING EXPENSES	2,121	2,053
LOSS FROM OPERATIONS	(299)	(320)
OTHER INCOME (EXPENSE)		
Interest Income	23	3
Benefit conversion/non-cash Interest	(1,790)	
Stock option valuation	(107)	(51)
Depreciation	(73)	(10)
Other income (expense), net	(7)	50
TOTAL OTHER INCOME (EXPENSE)	(1,954)	(8)
LOSS BEFORE INCOME TAXES	(2,253)	(328)
INCOME TAX	-	-
NET LOSS	$ (2,253)	$ (328)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$ 0.06	$ 0.02
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	39,440,042	19,794,672

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PHOTOWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

		Three Months Ended		
		December 31, 2006 (Unaudited)		December 24, 2005 (Unaudited)
Net Loss	$	(2,253)	$	(328)
Adjustments to reconcile net loss to net cash used by operating activities:				
Depreciation		73		10
Options issued for services		107		51
Benefit conversion and interest on debt and other		1,790		-
Increase (decrease) in:				
Receivables		20		(120)
Inventory		(9)		(219)
Prepaid expenses		(12)		(90)
Deferred revenues		44		(4)
Accounts payable		1,053		996
Accrued liabilities		(149)		(358)
ITC penalty		-		6
Net cash used in operating activities		664		(56)
Cash flows from investing activities:				
Purchase of property, plant and equipment		(139)		(22)
Net cash used in investing activities		(139)		(22)
Cash flows from financing activities				
Proceeds from issuance of common stock		3,445		-
Payment on capital lease obligations		-		(2)
Net cash provided by financing activities		3,445		(2)
Net increase (decrease) in cash		3,970		(80)
Cash, beginning of period		825		1,872
Cash, end of period	$	4,795	$	1,792
SUPPLEMENTAL DISCLOSURES:				
Cash paid for interest and taxes				
Interest expense paid	$	-	$	-
Income tax paid	$	-	$	-
NON-CASH INVESTING AND FINANCING ACTIVITIES:				
Option issued for services	$	-	$	51
Conversion of $3 million of debentures into common stock	$	3,123	$	-

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PHOTOWORKS, INC.

CONDENSED NOTES TO CONSOLIDATED INTRIM FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended September 30, 2006. In the opinion of management, the Company’s unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Effective June 30, 2006 the Company changed its monthly financial closing cycle from fiscal period end dates to calendar month end dates.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. Some of the reclassification has resulted in change to the net losses presented.

Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

Accounts/Other Receivables

Accounts and other receivables primarily include rebates and other amounts due from vendors. The Company has a long-term receivable due from a vendor as part of a settlement over disputed services (see Note 6 for explanation of the terms). Management believes the carrying amount of this receivable approximates its fair value and no risk of loss currently exists based on the financial strength of the vendor.

The Company has no Trade AR because of term of sales. Orders are shipped upon receipt of payment from customers.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of film and photofinishing supplies. $183,000 of the Company’s inventory is held by third parties at December 31, 2006.

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

Deferred Revenues

Deferred revenues relate primarily to Prepaid Print Credits and Gift Certificates. The Company recognizes the revenue from these offerings based on the relative fair values of the products contained in the offers when such products are actually shipped.

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

Reclassification

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no change to the Company’s accumulated equity/deficit or net losses presented.

Earnings (Loss) Per Share

The Company calculates earnings per share based on the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Net loss per share is based on the weighted average number of common shares outstanding during the period. The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share was the same, at the reporting dates, as the inclusion of common stock equivalents would have been anti-dilutive.

Income Taxes

The Company has determined that its deferred tax assets do not satisfy the more likely than not criteria set forth in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company’s deferred tax assets (liabilities) were as follows as of December 31 and September 30:

The Company has deferred tax assets, comprised primarily of net operating loss carry-forwards. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, valuation allowance has been recorded to fully offset the Company’s deferred tax assets.

The net operating loss carry-forwards of approximately $17,717,000 begin expiring in 2020.

The valuation allowance increased approximately $249,000 during first quarter ended December 31, 2006.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensations.” (“SFAS 123R”) This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) and has recognized $107,000, and $51,000 for employee stock compensation during first quarter of fiscal year 2007 and 2006 respectively, in accordance with SFAS No. 123(R).

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

Revenue Recognition

The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company’s products and services will not be returned but customers can request a refund if not satisfied. During first quarter of fiscal year 2007, refunds were less than 1% of net revenues. An allowance is recorded for expected future returns and refunds.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards and Interpretations

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal year 2007.  The Company currently evaluating the impact this Bulletin might have on our financial position or results of operations.

In September 2006, the Financial Accounting Standard Board issued its Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In June 2006, the Financial Accounting Standard Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation for FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal year beginning after December 15, 2006. The company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirement.

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

NOTE 3 - CONVERTIBLE DEBENTURES AND SUBORDINATED CONVERTIBLE DEBENTURES

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

On February 14, 2006, the Company entered into an agreement to sell up to $2,500,000 of conventional convertible debentures and warrants. The first round was closed on May 30, 2006. Sunra Capital Holdings, California Pacific Capital LLC, and the Company’s then chief executive officer and other unaffiliated investors participated in the first round. The debentures bear interest at 10% per annum with interest payable on a quarterly basis commencing September 29, 2006 and are convertible at a fixed price of $0.54 per common share of stock. The principal is due and payable on March 29, 2011. In addition to the debentures, warrants were issued to the debenture holders to purchase 1,250,000 shares of common stock at an exercise price of $0.40.

On August 22, 2006, the Company issued convertible debentures and warrants in the amount of $500,000. Sunra Capital Holdings, Verbier SP Partners and Craig Hallum Groups participated in this round of financing. The debentures bear interest at 10% per annum with interest payable semi-annually on first business day if the months of March and September, commencing March 1, 2007, and are convertible at fixed rate of $0.35 per common share of stock. The principal is due and payable on August 22, 2011. In addition to the debentures, warrants were issued to the debenture holders to purchase 450,000 shares of common stock at exercise price of $0.40 per share.

On August 22, 2006, the Company assessed the fair value of the warrants in relation to the $2.5 million and the $500 thousand in convertible debentures for the potential equity derivative which is caused by the increase in fair value of the stock over the exercise price of the warrants associated with the convertible debt. The Company recorded a beneficial conversion of approximately $1,632,000 computed at the intrinsic value that was the difference between the exercise price of $0.40 and market price of $0.60. The discount on convertible debentures was scheduled to amortize over five years.

Following guidance by EITF 00-27, the amount of beneficial conversion was determined at the commitment date of each debt instrument as the difference between the stated conversion price within the instrument and the fair market value at the date of the draw-down on the debt instrument and as an increase to stockholders’ equity. The Company initially allocated proceeds received from convertible notes and/or securities to warrants granted to the note holders. At year ended September 30, 2006 the value of the warrants and the beneficial conversion feature were recorded on the balance sheet as a debt discount. In October 2006 the entire debt was converted to stock. Following guidance by EITF 00-29; and by EITF 98-5 the Company classified the remaining beneficial conversion and an interest on debt of $1.7 million as expense. This transaction has no effect on the Company’s operating cash.

At September 30, 2006 the Company recorded $132,000 as discount related to the issuance of the warrants based on the fair value of the warrants on the closing date using a Black-Scholes valuation model. These warrants expire five years from the date of closing. On December 31, 2006 the remaining discount was fully expensed as a result of the $3,000,000 debt conversion on October 9, 2006.

 NOTE 4 - STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

The Company’s shares of Series A preferred stock had a conversion price of $3.62 and included warrants to purchase common stock at an exercise price of $0.72 per share. The shares of Series A preferred stock were converted on July 27, 2005 into 4,149,373 shares of common stock.  The holders of the Series A preferred stock had a preference on the sale or liquidation of the Company and also had stock also had preferential rights to receive dividends at the rate of 6% but only when, and if, declared by the Company’s board of directors. Prior to conversion on July 27, 2005, no dividends were declared.

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

On October 9, 2006 the Company converted two series of outstanding debentures into 8,922,262 shares of common stock for the principal and accrued interest amount of $3,132,000.

On October 16, 2006 the Company issued 8,860,714 shares of common stock for proceed of $3,101,250.

On November 1, 2006 the Company issued an additional 1,857,143 shares of common stock for proceeds of $650,000.

Common Stock Warrants

 The Company has issued the following warrants:

In February 2004, 150,000 warrants were exercised at a price of $0.20. The net amount of the exercise resulted in issuance of 90,000 shares of common stock.

Under the debenture agreement of February 16, 2005, warrants were issued to purchase 380,952 shares of common stock at an exercise price of $0.72. See Note 3.

During July of 2005, 361,905 warrants were issued with common stock at an exercise price of $1.05 per share with an exercise period of five years.

During July of 2005, debenture principal was converted into stock and 442,636 warrants at an exercise price of $0.80.

Under the debenture agreement during FY 2006, warrants were issued to purchase 1,700,000 shares of common stock at an exercise price of $0.40 and exercise period of five years. The convertible debentures were closed on May 30, 2006 and August 22, 2006. (See Note 3). In October 2006 warrants were issued to purchase an additional 357,144 shares of common stock at an exercise price of $0.50.

During first quarter of fiscal year 2007 in conjunction with the issuance of common stock for gross proceeds of $3,751,250, warrants were issued to purchase 3,429,715 of common stock at an exercise price of $0.50 and exercise life of five years.

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

NOTE 5 – STOCK OPTIONS

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

During the first quarter of fiscal year 2007, the Company granted options to acquire 1,058,055 shares of common stock to officers and directors of the Company and 362,653 to the Company’s employees. All of the options were granted pursuant to the Company’s 2005 Equity Incentive Plan at an average exercise price of $0.48 per share. All options vest ratably on a quarterly basis over period of three to four years.

 The following schedule summarizes stock option activity for the fiscal year 2006 and 2007:

Options considered fully vested as of December 31, 2006, and December 24, 2005, were 1,376,884, and 333,777, respectively, at weighted average exercise prices of $.060, and $0.69, respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of December 31, 2006:

The per share weighted average fair value of stock options granted during the first quarter of fiscal years 2007 and 2006, was $0.58 and $0.32, respectively.

NOTE 6 – I.T.C. SETTLEMENT

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

The Company has been granted an extension for the third and fourth ITC payments of $250,000 each. The Company paid $49,000 in September 2006 and expects to pay the balance ($201,000) of the third payment in July 2007. The fourth and final payment of $250,000 will be paid in July 2008.

The Company had a receivable of $190,000 due from the third party reimbursement at September 30, 2006.

The Company received $16,900 partial payment of $95,000 due in 2006 and expects the balance of the third payment in 2007 and the full $95,000 fourth and final payment due from the third party in 2008.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

At December 31, 2006, future payments under non-cancelable operating leases are as follows:

Total rent expense for the first quarter of fiscal year 2007 was $61,059.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or achievements, except as required by applicable law; including the securities laws of the United States. We do not intend to update any of the forward-looking statements to conform these statements to actual results.

RESULTS OF OPERATIONS

Comparison of the three months ended December 31, 2006 and December 24, 2005.

Revenue is from sales of products that have been delivered to customers. Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales in accordance with general accepted accounting principles.

For the first time in many quarters, the Company's current quarter net revenue was greater than the comparable quarter of the prior year even with film revenue decreasing 43.9%.

Total net revenue of $4,277,000 was up by almost 8% over the same quarter last year which was $3,964,000. However digital net revenue of $3,344,000 grew by over 44% verses the same quarter last years number of $2,323,000. The digital revenue increase was supported by over 83% of Company’s revenue driven from the sale of NON-PRINT products - such as books, calendars and cards - as well as the following:

•	Average dollars per customer $65.28
•	Average dollars per order $42.73
•	Increase in customers from same period last year 32%

Traditional film processing revenue totaled $933,000, or 43.1% decline from $1,641,000 over the same period in 2006 is reflective of the general consumer photography market shift from film to digital.

Total cost of goods and services for the quarter ended December 31, 2006 was $2,455,000 compared to $2,231,000 for the same period in 2006. This 10% increase is a result of increase in digital sales revenue.

Gross profit totaled $1,822,000, an increase of 5.1% from $1,733,000 over the same quarter of fiscal year 2006. Gross profit as a percentage of net revenues decreased to 43% compared to 44% during the same quarter of 2006. This decrease is due to change in product mix.

Total sales and marketing expenses for the quarter ended December 31, 2006 was $1,034,000 compared to $1,223,000 for the same period in fiscal year 2006. This 15.5% decrease is due to better management control of marketing expenditure.

Total engineering expenses for the quarter ended December 31, 2006 was $561,000 compared to $450,000 for the same period in fiscal year 2006. This 24% increase is due to implementation of additional systems upgrades and improved technologies.

Total general and administration expenses for the quarter ended December 31, 2006 was $526,000 compared to $380,000 for the same period in fiscal year 2006. This 38% increase is due to increase in administration staff.

Other expense for the quarter ended December 31, 2006 totaled $(1,954,000) compared to other income of $8,000 for the same period last year. This increase was mostly due to the beneficial conversion and warrant valuation expenses of October 2006 debt conversion of $3,000,000.

The net operating loss of $(299,000) for the first quarter ended December 31, 2006 was improved by almost 9% from the same period last year $(328,000). This reduction in Net operating loss is primarily due to the restructuring efforts and continued improvement in the digital photography line of business.

The net loss of $(2.3) million reported on 12/31/06 P&L statement includes $(1.8) million of beneficial conversion and warrant expenses related to the debt conversion occurred on October 9, 2006. Excluding the non-cash beneficial conversion amount, the adjusted net loss for the first quarter in FY 2007 was $(463,000) compared to the net loss of $(328,000) in the same quarter of FY 2006.

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

There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us

Accounts Payable

Accounts Payable increased from $1.1 million at September 30, 2006 to $2.2 million at December 31, 2006 primarily due to the significant increase in Sales and corresponding costs in the 1st quarter of Fiscal Year 2006.

 Liquidity and Capital Resources

As of December 31, 2006, our principal source of liquidity was approximately $4,797,000 of cash and cash equivalents.

For the first quarter 2007, cash flow from operations increased by $664,000.

As a result of the October/November 2006 private placement the Company raised approximately $3,445 million in net proceeds from issuance of stock. We anticipate our current cash and cash equivalents and cash generated from operations, along with the net proceeds we received from these private placements will allow us to meet our plan of achieving a positive cash-flow basis.

Management has taken various actions to continue reduction of operating expenses.

ITEM 3. CONTROLS AND PROCEDURES.

At the end of the period covered by this report, as part of our quarterly review, we evaluated, under the supervision and with the participation of the Company's management, including our chief executive officer and chief financial officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on timely basis information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have been no changes in the Company's internal controls or in other factors that could materially affect internal controls subsequent to their evaluation.

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS.

No.	Description
----------------	----------------------------------------------------------

31.1	Certification of Andy Wood Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of Bruce Fischer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Andy Wood Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Bruce Fischer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ Andy Wood
-------------------------------------
Andy Wood
Chief Executive Officer

Dated: February 12, 2007

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ Bruce Fischer
-------------------------------------
Bruce Fischer
Chief Financial Officer

Dated: February 12, 2007

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Andy Wood, certify that:

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

/s/ Andy Wood

---------------------------------------

Andy Wood, Chief Executive Officer

Dated: February 12, 2007

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Bruce Fischer, certify that:

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

/s/ Bruce Fischer

---------------------------------------

Bruce Fischer, Chief Financial Officer

Dated: February 12, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andy Wood, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Andy Wood

---------------------------------------

Andy Wood, Chief Executive Officer

Dated: February 12, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruce Fischer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Bruce Fischer

---------------------------------------

Bruce Fischer, Chief Financial Officer

Dated: February 12, 2007