Form 10QSB
period 2007-05-14
PHOTOWORKS INC /WA
filed 2007-05-15
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

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

Yes ☒ No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	May 4, 2007
Common stock, $ 0.01 par value	39,443,792

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

PHOTOWORKS, INC.

FORM 10-QSB

For the Quarterly period ended March 31, 2007

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	3-9

ITEM 1	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
March 31, 2007 (Unaudited) and September 30, 2006	3

Consolidated Statements of Operations for the Three and Six Months
ended March 31, 2007 and March 25, 2006 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months ended
March 31, 2007 and March 25, 2006 (Unaudited)	5

Condensed Notes to Consolidated Financial Statements	6-9

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	10-13

ITEM 3	CONTROLS AND PROCEDURES	14

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II.	OTHER INFORMATION	15

ITEM 6	EXHIBITS	16

PHOTOWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

| | March 31, 2007 | September 30, 2006 |
|---|---|---|
| ASSETS | (Unaudited) | |
| CURRENT ASSETS | | |
| Cash and cash equivalents | $ 2,516 | $ 751 |
| Receivables | 140 | 172 |
| Inventories | 136 | 183 |
| Prepaid expenses | 119 | 146 |
| TOTAL CURRENT ASSETS | 2,911 | 1,252 |
| PROPERTY AND EQUIPMENT, NET | 401 | 383 |
| OTHER ASSETS | | |
| Construction in process | 12 | - |
| Long-term vendor receivable | 95 | 95 |
| Lease deposits | 24 | 24 |
| TOTAL OTHER ASSETS | 131 | 119 |
| TOTAL ASSETS | $ 3,443 | $ 1,754 |
| LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT) | | |
| CURRENT LIABILITIES | | |
| Accounts payable | $ 1,190 | $ 1,133 |
| Current portion of equipment loan | 33 | - |
| Accrued compensation | 205 | 370 |
| Other accrued expenses | 85 | 179 |
| ITC penalty, current portion | 201 | 201 |
| Deferred revenues | 273 | 227 |
| TOTAL CURRENT LIABILITIES | 1,987 | 2,110 |
| LONG-TERM LIABILITIES | | |
| ITC penalty, non-current portion | 250 | 250 |
| Equipment loan - net of current portion | 67 | - |
| Debentures payable | - | 1,274 |
| Debenture interest | - | 115 |
| TOTAL LONG-TERM LIABILITIES | 317 | 1,639 |
| TOTAL LIABILITIES | 2,304 | 3,749 |
| COMMITMENTS AND CONTINGENCIES | - | - |
| STOCKHOLDERS' EQUITY (DEFICIT) | | |
| Preferred stock, 2,000,000 shares authorized, $0.01 par value, 0 shares issued and outstanding | | |
| Common stock, 101,250,000 shares authorized, $0.01 par value; 39,443,792 and 19,799,922 shares issued and outstanding, respectively | 395 | 198 |
| Additional paid-in capital | 32,710 | 26,086 |
| Accumulated deficit | (31,966) | (28,279) |
| TOTAL STOCKHOLDERS' EQUITY (DEFICIT) | 1,139 | (1,995) |
| TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT | $ 3,443 | $ 1,754 |

**PHOTOWORKS, INC.**
**CONSOLIDATED STATEMENT OF CASH FLOWS**
**(in thousands)**
**(unaudited)**

| | Six Months Ended | | | |
|---|---|---|---|---|
| | March 31, 2007 | | March 25, 2006 | |
| Net Loss | $ | (3,687) | $ | (1,261) |
| Adjustments to reconcile net loss to net cash used by operating activities: | | | | |
| Depreciation and amortization | | 140 | | 118 |
| Options issued for services | | 195 | | 105 |
| Benefit conversion and interest on debt and other | | 1,790 | | - |
| Changes in: | | | | |
| Receivables | | 32 | | 65 |
| Inventory | | 47 | | (205) |
| Prepaid expenses | | 27 | | (193) |
| Lease deposits and long-term receivable | | - | | 39 |
| Deferred revenues | | 46 | | (88) |
| Accounts payable | | 57 | | 459 |
| Accrued liabilities | | (259) | | (490) |
| ITC penalty | | - | | (49) |
| Net cash used in operating activities | | (1,612) | | (1,500) |
| Cash flows from investing activities: | | | | |
| Purchase of property, plant and equipment | | (170) | | (35) |
| Net cash used in investing activities | | (170) | | (35) |
| Cash flows from financing activities | | | | |
| Proceeds from issuance of subordinate debt | | - | | 500 |
| Proceeds from loan - Comerica Bank | | 100 | | - |
| Proceeds from issuance of common stock | | 3,447 | | - |
| Debt payments | | - | | (65) |
| Payment on capital lease obligations | | - | | (13) |
| Net cash provided by financing activities | | 3,547 | | 422 |
| Net increase (decrease) in cash | | 1,765 | | (1,113) |
| Cash, beginning of period | | 751 | | 1,872 |
| Cash, end of period | $ | 2,516 | $ | 759 |
| SUPPLEMENTAL DISCLOSURES: | | | | |
| Cash paid for interest and taxes | | | | |
| Interest expense paid | $ | - | $ | 2 |
| Income tax paid | $ | - | $ | - |
| NON-CASH INVESTING AND FINANCING ACTIVITIES: | | | | |
| Option issued for services | $ | - | $ | 105 |
| Conversion of $3 million of debentures into common stock | $ | 3,123 | $ | - |

PHOTOWORKS, INC.

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (SEC). Accordingly, these financial statements do not include all of the disclosures required by GAAP for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2006. In the opinion of management, the Company’s unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Effective June 30, 2006, the Company changed its monthly financial closing cycle from fiscal period end dates to calendar month end dates.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no change to the Company’s accumulated equity/deficit or net losses presented. Specifically, $74,000 of credit card receivables as of September 30, 2006 has been reclassified from cash and cash equivalents to receivables.

Operating results for the three and six months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

This summary of significant accounting policies of PhotoWorks, Inc., is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to GAAP, and have been consistently applied in the preparation of the financial statements.

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

Income Taxes

The Company has determined that its deferred tax assets do not satisfy the “more likely than not” criteria set forth in Statement of Financial Accounting Standards (SFAS) 109, “Accounting for Income Taxes.” Accordingly, a valuation allowance has been recorded against the applicable deferred tax assets and therefore no tax benefit has been recorded in the accompanying statement of operations. The Company’s deferred tax assets (liabilities) were as follows (in thousands):

The Company has deferred tax assets, comprised primarily of net operating loss carry-forwards. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, valuation allowance has been recorded to fully offset the Company’s deferred tax assets.

The net operating loss carry-forwards of approximately $19,039,000 begin expiring in 2020.

The valuation allowance increased approximately $1,571,000 during six months ended March 31, 2007.

The Company recorded no tax expense in the six months ended March 31, 2007 and March 25, 2006.

Stock Option Valuation Expense

The Company recognized $88,000 and $195,000 of stock option valuation expense during the three and six months ended March 31, 2007, respectively, as well as $54,000 and $105,000 during the three and six months ended March 25, 2006, respectively, in accordance with SFAS No. 123(R).

Revenue Recognition

The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The majority of the Company’s products and services will not be returned but customers can request a refund if not satisfied. During first half of fiscal year 2007, refunds were less than 1% of net revenues. An allowance is recorded for expected future returns and refunds.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Recently Issued Accounting Standards and Interpretations

The Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal year 2007.  The Company has incurred no material effect on our financial position or results of operations due to this Bulletin.

FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an Interpretation for FASB Statement No. 109” – In June 2006, the FASB issued FIN 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal year beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

SFAS 157, “Fair Value Measurements” – In September 2006, the FASB issued SFAS 157, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value in any new circumstances and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

SFAS 159, “Fair Value Option for Financial Assets and Financial Liabilities” – In February 2007, the FASB issued SFAS 159, which permits entities to voluntarily choose to measure eligible items at fair value at specified election dates. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that entities report unrealized gains and losses at each subsequent reporting date. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company plans to adopt SFAS 159 on October 1, 2008. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

NOTE 3 - STOCKHOLDERS’ EQUITY

On October 9, 2006, the Company converted two series of outstanding debentures into 8,922,262 shares of common stock for the principal and accrued interest amount of $3,123,000.

On October 16, 2006, the Company issued 8,860,714 shares of common stock for proceeds of $3,101,250.

On November 1, 2006, the Company issued an additional 1,857,143 shares of common stock for proceeds of $650,000.

NOTE 4 – DEBT

On March 7, 2007, the Company entered into a loan and security agreement with Comerica Bank in an amount not to exceed $500,000 due on June 7, 2010.  The line is intended to fund capital purchases and a limited amount of software necessary to maintain quality of service to our customers.  The loan bears interest at the prime rate plus 0.5% on the amount outstanding and is collateralized by a security interest in the equipment and software.  The balance on March 31, 2007 is $100,000.  The agreement requires the Company to achieve certain financial covenants regarding minimum liquidity and maximum quarterly net losses.  For the quarter ended March 31, 2007, the Company did not satisfy the maximum quarterly net loss requirement.  Discussions are underway with the bank to address this issue. Resolution is expected to occur promptly and satisfactorily to the Company so that borrowing may continue as planned. However, until this issue is resolved, the Company may be precluded from further borrowings.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

 The Company has been granted an extension for the third and fourth ITC payments of $250,000 each.  The Company paid $49,000 in September 2006 and expects to pay the balance of $201,000 for the third payment in July 2007. The fourth and final payment of $250,000 will be paid in July 2008.

The Company had a receivable of $173,100 due from the third party reimbursement as of March 31, 2007.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of the three and six months ended March 31, 2007 and March 25, 2006.

Revenue is from sales of products that have been delivered to customers. Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales in accordance with general accepted accounting principles.

The Company continues its strategy of transitioning from film processing revenue to digitally-based products and services.  Digital revenue in the current quarter represented 66% of total revenue, compared to 54% in last year’s comparable quarter. The Company has a series of initiatives including community-based site functions and features, new product introductions and upgrades as well as partnership arrangements that are expected to be rolled out in the upcoming quarters. During the second quarter of 2007, the Marketing organization was realigned with commensurate investment and process and focus realignments.  The Operations organization went through a leadership change with process and focus realignments as well.  The Financial organization changed one of its leadership team members.

The current quarter’s total net revenue of $2,015,000 represents a decrease of 20% over the same quarter last year which was $2,525,000. Digital net revenue of $1,321,000 decreased by 2% compared to last year’s net revenue of $1,351,000.  However, the revenue reported in the second quarter of 2006 reflects approximately $300,000 of orders completed in the first quarter of 2006 but not shipped until the second quarter.  Had the completed orders been shipped in the first quarter of 2006 as expected, the second quarter of 2007’s digital revenue would represent a 26% increase over the second quarter of 2006.  Total net revenue of $6,292,000 for the six months ended March 31, 2007 decreased 3% over the same period last year which was $6,490,000. However digital net revenue of $4,665,000 grew by 27% when compared to the first six months of last year’s $3,675,000.  Non-print products, such as books, cards, calendars and gifts continued their expansion in the current quarter, representing 63% of total volume, compared to 55% last year in the same quarter.

In addition:

                                                                                Q2 – 2007               Q2 – 2006               % Change

•         Average revenue per customer         $42.99                     $38.52                     12%

•         Average revenue per order                $27.14                     $25.72                       6%

Traditional film processing revenue in the three months ended March 31, 2007 totaled $694,000, representing a 41% decline from $1,174,000 over the same period in 2006, albeit the decline in the month of March 2007 was less than 20%. Traditional film processing revenue in the six months ended March 31, 2007 totaled $1,627,000, a 42% decline from $2,815,000 over the same period in 2006. The declines in both periods reflect the general consumer photography market shift from film to digital.  Despite this trend, the Company is taking steps to restructure and re-launch its film products over the balance of the year.

Total cost of goods and services for the quarter ended March 31, 2007 was $1,283,000 compared to $1,583,000 for the same period in 2006. This decrease of 19% is largely the result of the decrease in total revenue. Total cost of goods and services for the six months ended March 31, 2007 was $3,738,000 compared to $3,814,000 for the same period in 2006. This 2% decrease is a result of the decrease in revenue.  The Company is currently in the process of reviewing and re-engineering its entire supply chain to improve cycle times, reduce costs and improve operating leverage.

Gross profit in the three months ended March 31, 2007 totaled $732,000, a decrease of 22% from $942,000 over the same quarter of fiscal year 2006. Gross profit as a percentage of net revenues during the second quarter of fiscal year 2007 decreased to 36% compared to 37% during the same quarter of 2006. The decrease is due to higher cost of sales, despite lower discount levels year over year, and is the reason the Company is reassessing its supply chain processes.  Gross profit for the six months ended March 31, 2007 totaled $2,554,000, a decrease of 5% from $2,676,000 over the same period of fiscal year 2006. Gross profit as a percentage of net revenues remained constant at 41% for the six months ended March 31, 2007 compared to the same period of 2006.

Total sales and marketing expenses for the quarter ended March 31, 2007 was $899,000 compared to $710,000 for the same period in fiscal year 2006. This 27% increase is due primary to the cost of new media programs intended to target new customer groups as well as increased personnel expenses.  Total sales and marketing expenses for the six months ended March 31, 2007 was $1,933,000 compared to $1,933,000 for the same period in fiscal year 2006.

Total engineering expenses for the quarter ended March 31, 2007 was $537,000 compared to $639,000 for the same period in fiscal year 2006. The Company continues to review its computer infrastructure and assess its cost vs. performance characteristics.  Total engineering expenses for the six months ended March 31, 2007 was $1,098,000 compared to $1,089,000 for the same period in fiscal year 2006.

Total general and administration expenses for the quarter ended March 31, 2007 was $618,000 compared to $652,000 for the same period in fiscal year 2006. This 5% decrease reflects lower personnel expenses offset by higher occupancy costs.  Total general and administration expenses for the six months ended March 31, 2007 was $1,144,000 compared to $1,093,000 for the same period in fiscal year 2006. This 5% increase is due in part to higher legal expenses associated with the debenture conversion to common stock that occurred in the first quarter of 2007 offset by lower personnel expenses.

The loss from operations of $1,322,000 for the three months ended March 31, 2007 increased by 25% from the same period last year of $1,059,000.  The increase in loss from operations results from lower revenues, reduced discount levels, gross profit and operating expenses factors described above.  The loss from operations of $1,621,000 for the six months ended March 31, 2007 represents a 13% increase over last year’s comparable $1,439,000.  This increase in loss from operations is primarily due to lower total revenues, reduced discount levels, product mix shifting to digitally-based products and services, slightly lower overall gross margins and increased operating expenses.

Other expense for the quarter ended March 31, 2007 totaled $112,000 compared to other income of $126,000 for the same period last year. The current quarter reflects interest on cash balances offset by stock option valuation, depreciation and amortization expenses.  Second quarter 2006 reflects income of $296,000 resulting substantially from gain on sale of redundant production equipment associated with the Company’s outsourcing of film processing operations.  Other expense for the six months ended March 31, 2007 totaled $2,066,000 compared to other income of $178,000 for the same period last year. The increase in expense was primarily due to the non-cash, non-recurring beneficial conversion and warrant valuation expenses in the amount of $1,790,000 associated with the October 2006 debt conversion

The net loss for the three months ended March 31, 2007 $1.4 million compares to $933,000 in the second quarter of 2006.

The net loss of $3.7 million for the six months ended March 31, 2007 reflects the $1.8 million of beneficial conversion and warrant expenses related to the October 2006 debt conversion. Excluding the non-cash beneficial conversion expense, the net loss for the six months ended March 31, 2007 was $1.9 million compared to the net loss of $1.3 million in the same period of the fiscal year 2006.

CHANGES IN FINANCIAL CONDITION

INTERNAL AND EXTERNAL SOURCES OF CAPITAL We have limited assets to sell in order to create short or long-term liquidity. Therefore we are dependant on a combination of external sources for funding and developing a trend to positive net cash flow.

We have no material commitments requiring capital expenditures. There are no contracts with third parties that require substantial future funds other than our future payments under the ITC settlement.

We anticipate the need to develop and maintain relationships with our outside vendors to meet sales demands. Short term, we will have to rely on external sources of funding to support immediate operating requirements. Until such time as we have positive cash flow on a monthly basis, the dependence on external capital will remain.

There are no guarantees that we will be able to raise external capital in sufficient amounts or on terms acceptable to us.

Accounts Payable

Accounts Payable increased from $1.1 million at September 30, 2006 to $1.2 million at March 31, 2007 in the ordinary course of business with our vendors.

Liquidity and Capital Resources

As of March 31, 2007, our principal source of liquidity was approximately $2,516,000 of cash and cash equivalents.  Despite losses incurred to date, the Company’s cash balances exceeded its internal operating plans.  The Company continues to manage cash tightly as it reviews and restructures its supply chain and operating infrastructure.

For the six months ended March 31, 2007, net cash used in operating activities and to acquire fixed assets was $1.8 million.  This was funded by debt and common stock sales described below.

On March 7, 2007 the Company entered into a loan and security agreement with Comerica Bank in an amount not to exceed $500,000 due on June 7, 2010.  See Note 4 – Debt above. For the quarter ended March 31, 2007, the Company did not satisfy the maximum quarterly net loss requirement.  Discussions are underway with the bank to address this issue. Resolution is expected to occur promptly and satisfactorily to the Company so that borrowing may continue as planned. However, until this issue is resolved, the Company may be precluded from further borrowings.

As a result of the October/November 2006 private placement the Company raised approximately $3.4 million in net proceeds from issuance of stock. We anticipate our current cash and cash equivalents are sufficient to fund our planned operations at least through the end of the fiscal year.  Depending on operating results the Company may need to seek additional third party funding in the first quarter of 2008.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 25, 2007, the Company held its annual meeting of shareholders.

The following nominees to be elected as a Director, to hold office for a term as defined in the proxy statement, received the following votes:

The Proposal to ratify Williams & Webster, P.S. as the Company’s independent registered public accounting firm, received the following votes:

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS.

No.	Description
----------------	----------------------------------------------------------

10.1	Loan and Security Agreement with Comerica Bank dated March 7, 2007, filed herewith.
31.1	Certification of Andy Wood Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Andy Wood Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ Andy Wood
-------------------------------------
Andy Wood
Chief Executive Officer and
Principal Financial Officer

Dated: May 14, 2007

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

PRINCIPAL FINANCIAL OFFICER

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

Andy Wood, Chief Executive Officer and

Principal Financial Officer

Dated: May 14, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andy Wood, Chief Executive Officer of the Company and Principal Accounting Officer, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Andy Wood

---------------------------------------

Andy Wood

Chief Executive Officer and

Principal Financial Officer

Dated: May 14, 2007