Form 10QSB
period 2007-06-30
PHOTOWORKS INC /WA
filed 2007-08-13
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No X

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Class	August 10, 2007
Common stock, $ 0.01 par value	39,447,073

Transitional Small Business Disclosure format (check one): Yes ☐ No ☒

PHOTOWORKS, INC.

FORM 10-QSB

For the Quarterly period ended June 30, 2007

TABLE OF CONTENTS

Page

PART I.	FINANCIAL INFORMATION	3-10

ITEM 1	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of
June 30, 2007 (Unaudited) and September 30, 2006	3

Consolidated Statements of Operations for the Three and Nine Months
ended June 30, 2007 and June 30, 2006 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months ended
June 30, 2007 and June 30, 2006 (Unaudited)	5

Condensed Notes to Consolidated Financial Statements	6-10

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	11-15

ITEM 3	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION	16

ITEM 6	EXHIBITS	18-21

PHOTOWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)
	June 30,	September 30,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 1,131	$ 751
Cash - restricted	149	-
Receivables	197	172
Inventories	134	183
Prepaid expenses	159	146
TOTAL CURRENT ASSETS	1,770	1,252

PROPERTY AND EQUIPMENT, NET	398	383

OTHER ASSETS
Software development	27	-
Long-term vendor receivable	95	95
Lease deposits	38	24
TOTAL OTHER ASSETS	160	119

TOTAL ASSETS	$ 2,328	$ 1,754

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,160	$1,136
Current portion of equipment loan	48	-
Accrued compensation	131	370
Other accrued expenses	114	176
ITC penalty, current portion	201	201
Deferred revenues	270	227
TOTAL CURRENT LIABILITIES	1,924	2,110

LONG-TERM LIABILITIES
ITC penalty, non-current portion	250	250
Equipment loan - net of current portion and loan fee	79	-
Debentures payable	-	1,274
Debenture interest	-	115
TOTAL LONG-TERM LIABILITIES	329	1,639

TOTAL LIABILITIES	2,253	3,749

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 2,000,000 shares authorized
$0.01 par value, 0 shares issued and outstanding
Common stock, 101,250,000 shares authorized,
$0.01 par value; 39,447,073 and 19,799,922 shares
issued and outstanding, respectively	394	198
Additional paid-in capital	32,783	26,086
Accumulated deficit	(33,102)	(28,279)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	75	(1,995)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT	$ 2,328	$ 1,754

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PHOTOWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)
	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
REVENUES
Digital	$ 1,400	$ 1,356	$ 6,064	$ 5,030
Film	739	1,329	2,367	4,145
TOTAL REVENUES	2,139	2,685	8,431	9,175

COST OF REVENUES
Digital	870	865	3,802	2,796
Film	373	852	1,179	2,735
TOTAL COST OF REVENUES	1,243	1,717	4,981	5,531

GROSS PROFIT	896	968	3,450	3,644

OPERATING EXPENSES
Sales, marketing and customer services	730	956	2,662	2,714
Engineering	537	394	1,636	1,370
General and administrative	642	723	1,786	1,850
Depreciation and amortization	68	80	209	230
TOTAL OPERATING EXPENSES	1,977	2,153	6,293	6,164

LOSS FROM OPERATIONS	(1,081)	(1,185)	(2,843)	(2,520)
OTHER INCOME (EXPENSE)
Interest income (expense)	22	(68)	97	(63)
Beneficial conversion/non-cash interest	-	-	(1,790)	-
Stock option valuation	(72)	(53)	(267)	(158)
Other income (expense), net	(5)	23	(20)	197
TOTAL OTHER INCOME (EXPENSE)	(55)	(98)	(1,980)	(24)

LOSS BEFORE INCOME TAXES	(1,136)	(1,283)	(4,823)	(2,544)
INCOME TAX	-	-	-	-

NET LOSS	$ (1,136)	$ (1,283)	$ (4,823)	$ (2,544)

BASIC AND DILUTED NET
LOSS PER COMMON SHARE	$ (0.03)	$ (0.06)	$ (0.13)	$ (0.13)

WEIGHTED AVERAGE NUMBER
OF COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	39,446,172	19,794,672	37,376,079	19,794,672

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

PHOTOWORKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)
	Nine Months Ended
	June 30,	June 30,
	2007	2006
Net Loss	$ (4,823)	$ (2,544)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	209	230
Options issued for services	267	158
Beneficial conversion and interest on debt
and other	1,790	-
Changes in:
Cash - restricted	(149)	-
Receivables	(25)	99
Inventories	49	(168)
Prepaid expenses	(13)	(105)
Lease deposits and long-term receivable	(14)	71
Deferred revenues	43	(243)
Accounts payable	24	311
Accrued liabilities	(301)	(735)
ITC penalty	-	(55)
Net cash used in operating activities	(2,943)	(2,981)

Cash flows from investing activities:
Purchase of property, plant and equipment	(251)	(199)
Net cash used in investing activities	(251)	(199)

Cash flows from financing activities
Proceeds from issuance of subordinate debt	-	2,496
Proceeds from loan - Comerica Bank, net of loan fee	140	-
Proceeds from issuance of common stock	3,447	-
Repayments of Loan-Comerica Bank	(13)	-
Net cash provided by financing activities	3,574	2,496

Net increase (decrease) in cash	380	(684)

Cash, beginning of period	751	1,779
Cash, end of period	$ 1,131	$ 1,095

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and taxes
Interest expense paid	$ 3	$ 2
Income tax paid	$ -	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of $3 million of debentures into common stock	$ 3,123	$ -

The accompanying condensed notes are an integral part of these interim consolidated financial statements

PHOTOWORKS, INC.

CONDENSED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2007

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

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no change to the Company’s accumulated equity/deficit or net losses presented. Specifically, $74,000 of credit card receivables as of September 30, 2006 has been reclassified from cash and cash equivalents to receivables. In addition, certain operating expenses for fiscal year 2006 have been reclassified to conform to current year reporting practices.

Operating results for the three and nine months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007.

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

Cash – Restricted

Cash – restricted represents balances maintained in the Company’s securities account with Comerica Bank equal to the principal balance of the loan outstanding plus the balance on the Company’s credit cards with the bank.

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

The Company has deferred tax assets, comprised primarily of net operating loss carry-forwards. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets.

The net operating loss carry-forwards of approximately $48,762 begin expiring in 2020.

The valuation allowance increased approximately $1,957 during nine months ended June 30, 2007.

The Company recorded no federal income tax expense in the nine months ended June 30, 2007 and June 30, 2006.

Stock Option Valuation Expense

The Company recognized $72,000 and $267,000 of stock option valuation expense during the three and nine months ended June 30, 2007, respectively, as well as $53,000 and $158,000 during the three and nine months ended June 30, 2006, respectively, in accordance with SFAS No. 123(R). During the current quarter, the Company revised upward its estimate of stock option cancellations as well as the volatility used to calculate the stock option valuation expense. The nine month impact of this change in estimate, recorded during the current quarter, was a reduction of stock option valuation expense of $20,319.

Revenue Recognition

The Company recognizes revenue when products are shipped or services are delivered. The Company provides its customers with a 100% satisfaction guarantee. The vast majority of the Company’s products and services are not returned but customers may request a refund if not satisfied. During nine months of the fiscal year 2007, refunds were less than 0.7% of net revenues.

Use of Estimates

The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Software Development

Pursuant to Statement of Position 98-1, the Company is capitalizing payroll and payroll-related costs of employees directly involved in the application development stage of the Company’s internally developed data warehouse and reporting project. The project has been undertaken to solely meet the Company’s internal analysis and reporting needs. Preliminary project stage costs and training costs have been expensed as incurred.

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

On October 16, 2006, the Company issued 8,860,714 shares of common stock for proceeds of $3,101,250. On November 1, 2006, the Company issued an additional 1,857,143 shares of common stock for proceeds of $650,000. The Company incurred $305,000 of financing fees associated with these two transactions.

During the nine months ended June 30, 2007, a total of 7,031 shares of common stock have been issued pursuant to exercise of stock options.

NOTE 4 – DEBT

On March 7, 2007, the Company entered into a loan and security agreement with Comerica Bank in an amount not to exceed $500,000 due on June 7, 2010. The line is intended to fund capital purchases and a limited amount of software necessary to maintain quality of service to our customers. The loan bears interest at the prime rate plus 0.5% on the amount outstanding and is collateralized by a security interest in the equipment and software. The Company paid a loan origination fee of $5,000 which is being amortized to interest expense over 36 months; the balance at June 30, 2007 was $4,444. The principal balance outstanding on June 30, 2007 is $131,667, reflecting two borrowings totaling $145,000 less principal payments of $13,333. For the quarter ended March 31, 2007, the Company did not satisfy a loan covenant regarding maximum quarterly net losses. During the third quarter ended June 30, 2007, the Company renegotiated selected terms of the loan thereby eliminating the maximum quarterly net loss covenant and agreeing to maintain balances in the Company’s securities account equal to the principal balance of the loan plus credit cards owed to the bank. The Company’s ability to borrow was reinstated without impact to daily operations and the Company borrowed $45,000 during the current quarter.

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

The Company has been granted an extension for the third and fourth ITC payments of $250,000 each. The Company paid $49,000 in September 2006 and paid the balance of $201,000 for the third payment in July 2007. The fourth and final payment of $250,000 will be paid in July 2008.

The Company had a receivable of $173,100 due from the third party reimbursement as of June 30, 2007.

The Company received $16,900 partial payment of $95,000 due in 2006 and received the balance of $78,100 for the third payment in July 2007. The fourth and final payment of $ 95,000 will be due from the third party in July 2008.

Contingencies

The Company is involved in various routine legal proceedings in the ordinary course of its business, none of which are expected to materially impact the Company’s results of operations.

NOTE 6 – INVESTMENT IN PRIVATELY HELD EQUITY SECURITY

In April 2006, the Company granted Fobaz Foto Bazaar, a Cayman Islands corporation, (“FoBaz”), a fully paid, perpetual, irrevocable software development, support and distribution license, exclusive to the country of India, in exchange for a 30% interest in the Company held in the form of common stock. The Company was also granted a position on the Board of Directors of FoBaz, which is currently held by Mr. Edward Holl, a member of the Board of Directors of the Company. FoBaz launched services in October 2006 and announced its retail operations strategy in January 2007. Fobaz, privately held with no readily determinable fair market value, is in the very early stages of growth and revenue generation; has incurred substantial startup expenses and is in the process of attempting to raise additional capital. Accordingly, the Company has assigned no value to its equity stake in FoBaz as of June 30, 2007.

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

RESULTS OF OPERATIONS

Comparison of the three and nine months ended June 30, 2007 and June 30, 2006.

Revenue is from sales of products that have been delivered to customers. Pending sales are orders that have been received but not yet fulfilled due to reasons such as back orders or customer credit issues. The financial statements do not reflect pending sales in accordance with general accepted accounting principles. Total revenues represent gross sales less sales discounts, chargebacks and refunds. Shipping revenues and associated cost of revenues are reflected in their respective revenue categories. Pursuant to EITF 01-9, all sales discounts or coupons settle at the time of revenue recognition; the Company does not issue rebates or sales incentives that are retroactive to prior purchases.

The Company continues its strategy of transitioning from film processing revenue to digitally-based products and services. PhotoWorks is now bridging the gap between three distinct photo site strategies competing in the marketplace: share and store sites, retail printing sites and self-publishing sites. The Company now offers all of these unique photo features and services in one comprehensive site.

During the third quarter, the Company launched theme-oriented, photo sharing community-based site functions and features in line with its strategy, new product introductions and upgrades as well as partnership arrangements. The Company’s main website www.photoworks.com was substantially revised to improve the user interface and offer members the opportunity to share their photos and photo book projects easily (My Share Page) with their personal communities. As of the end of the quarter more than 1,100 unique My Share Pages had been created by members. The Dogs microsite (www.photoworks.com/communities/dogs ) was also deployed towards the end of the quarter resulting in 300 new members and more than 12,000 page views during the first two weeks following launch. Approximately 30 unique theme-oriented community-based websites are expected to be rolled out in the upcoming quarters, including sites devoted to cycling and weddings.

The Company lowered its new customer acquisition costs by 56% quarter over quarter by refining its paid search and search engine optimization strategies and affiliate program terms. The Company’s public relations strategy has presented PhotoWorks to nearly 19 million viewers, readers and listeners during the quarter. In addition to the site features and function described above, the Company launched new digital products including invitations, stickers and back-to-school products.

Another key component of the Company’s strategy of efficient growth through viral marketing and tapping into social networks and communities was put in place with the launch of the My Storefront e-commerce platform in July 2007. My Storefront is designed to enable Photoworks.com members to sell their photo books, photo gifts, cards, calendars and images for a profit while Photoworks.com handles all payment processing and product delivery. In addition, the Company has developed and launched a software “widget” that makes it very easy for PhotoWorks members to link personal websites to their PhotoWorks My Share Page. Members can now also save individual photo gifts they’ve created and easily make them available on their My Share Page, and later on My Storefront. Lastly, the Company executed revenue sharing and other forms of agreements, intended to attract targeted customer groups to the Company’s products and services, with partners in the marine communications, notebook PC manufacturing and wedding planning industries.

The current quarter’s total net revenue of $2,139,000 represents a decrease of 20% over the same quarter last year which was $2,685,000. Digital net revenue of $1,400,000 increased by 3% compared to last year’s net revenue of $1,356,000. The current quarter’s net revenues were impacted positively by successful Memorial Day, Mother’s Day and Father’s Day holiday promotions. Last year’s third quarter 2006 net digital revenue was impacted by a “buy one, get one free” promotion on digital photo books that increased gross sales but did so with higher sales discounts and lower gross margins. Non-print digital products, such as books, cards, calendars and gifts grew 40% compared to last year’s third quarter and represented 49% of total digital net revenues, compared to 36% last year. Total net revenue of $8,431,000 for the nine months ended June 30, 2007 decreased 8% over the same period last year which was $9,175,000. However digital net revenue of $6,064,000 has grown by 21% when compared to the first nine months of last year’s $5,030,000 while traditional film processing has declined 43%.

In addition:

Q3 – 2007	Q3 – 2006	% Change
•	Conversion rate of new members	24.9%	15.6%	59%
•	Average revenue per first time customer	$24.12	$14.73	64%
•	Average revenue per customer	$47.69	$33.05	44%
•	Average revenue per order	$27.04	$22.75	19%

Traditional film processing revenue in the three months ended June 30, 2007 totaled $739,000, representing a 44% decline from $1,329,000 over the same period in 2006. Traditional film processing revenue in the nine months ended June 30, 2007 totaled $2,367,000, a 43% decline from $4,145,000 over the same period in 2006. The Company is taking steps to restructure and re-launch its film products over the balance of the year to take advantage of the tens of thousands of film customers it still retains as well as the shrinking supply base.

Total cost of goods and services for the quarter ended June 30, 2007 was $1,243,000 compared to $1,717,000 for the same period in 2006. This decrease of 28% is primarily the result of lower total revenues as well as changing product mix and lower vendor costs. Total cost of goods and services for the nine months ended June 30, 2007 was $4,981,000 compared to $5,531,000 for the same period in 2006. This 10% decrease results primarily from decreased revenues. The Company is currently in the process of reviewing and re-engineering its entire supply chain to improve cycle times, reduce costs, improve operating leverage and increase product offerings.

Gross profit in the three months ended June 30, 2007 totaled $896,000, a decrease of 7% from $968,000 over the same quarter of fiscal year 2006. Gross profit as a percentage of net revenues during the third quarter of fiscal year 2007 increased to 42% compared to 36% during the same quarter of 2006. The increase is due to our product mix shifting from traditional film to digital products and services as well as higher gross sales and lower overall sales discounts. Gross margin percentage improvements were noted in all but one product category, including a 25% increase in the books category, our largest digital products category. Gross profit for the nine months ended June 30, 2007 totaled $3,450,000, a decrease of 5% from $3,644,000 over the same period of fiscal year 2006. Gross profit as a percentage of net revenues was 41% for the nine months ended June 30, 2007 compared to 40% for the same period of 2006.

Customer service, operational and business development improvements during the quarter included: (1) deployment of on-line chat capability to improve customer service, (2) implementation of new color management technology for non-print products to improve overall product quality, (3) data warehouse and database upgrades and hardware co-location to improve reliability, security and information flow, (4) company-wide peak holiday contingency planning, and (5) hiring of David Kaill as Vice President – Business Development.

Total sales, marketing and customer services expenses for the quarter ended June 30, 2007 was $730,000 compared to $956,000 for the same period in fiscal year 2006. This 24% reduction is due to substantially lower and more efficient spending on customer acquisition and media programs intended to target new customer groups offset by increased personnel expenses in customer services. Total sales, marketing and customer services expenses for the nine months ended June 30, 2007 was $2,662,000 compared to $2,714,000 for the same period in fiscal year 2006. The decrease of 2% reflects lower spending on media programs offset by higher personnel and travel costs.

Total engineering expenses for the quarter ended June 30, 2007 was $537,000, 36% higher compared to $394,000 for the same period in fiscal year 2006, resulting from higher personnel and consulting costs required to support enhancements to the Company’s web platform. Total engineering expenses for the nine months ended June 30, 2007 was $1,636,000 compared to $1,370,000 for the same period in fiscal year 2006. The 19% increase reflects higher personnel and software licensing costs offset by lower communication and bandwidth costs.

Total general and administration expenses for the quarter ended June 30, 2007 was $642,000 compared to $723,000 for the same period in fiscal year 2006. This 11% decrease reflects lower personnel, travel and communications expenses offset by higher occupancy and investor communications expenses. Total general and administration expenses for the nine months ended June 30, 2007 was $1,786,000 compared to $1,850,000 for the same period in fiscal year 2006. This 3% decrease is due to lower personnel, communication, audit and bad debt expenses offset by higher legal expenses associated with the debenture conversion to common stock that occurred in the first quarter of 2007.

Depreciation and amortization expense of $68,000 for the current quarter represents a 15% reduction from last year’s comparable period due to a lower fixed asset depreciable base. Year-to-date depreciation of $209,000 is 9 % lower than year ago levels due to a lower fixed asset depreciable base.

The loss from operations of $1,081,000 for the three months ended June 30, 2007 decreased by 9% from the same period last year of $1,185,000. The decrease in loss from operations results from lower gross sales and discount levels, improved gross profit margins and operating expenses factors described above. The loss from operations of $2,843,000 for the nine months ended June 30, 2007 represents a 13% increase over last year’s comparable $2,520,000. This increase in loss from operations is primarily due to lower total gross sales and discount levels, product mix shifting to digitally-based products and services, slightly higher overall gross margins and increased operating expenses.

Net interest income for the quarter ended June 30, 2007 totaled $22,000, from interest earned on cash balances, compared to net interest expense of $68,000 on debentures. Year-to-date net interest income of $97,000 compares to $63,000 of net interest expense for last year’s comparable period.

Other expense for the quarter ended June 30, 2007 totaled $77,000 compared to $30,000 for the comparable period last year. Higher stock option valuation expense was offset by last year’s other net income.

Other expense for the nine months ended June 30, 2007 totaled $2,077,000 compares to other income $39,000 for the same period last year. The increase in expense was primarily due to the non-cash, non-recurring beneficial conversion and warrant valuation expenses in the amount of $1,790,000 associated with the October 2006 debt conversion and higher stock option valuation expenses. These expenses compare to lower stock option valuation expense combined with other income of $197,000 in last year’s period.

The net loss for the three months ended June 30, 2007 of $1,136,000 is 11% lower than the loss of $1,283,000 reported in the third quarter of 2006.

The net loss of $4,823,000 for the nine months ended June 30, 2007 reflects the $1,790,000 of beneficial conversion and warrant expenses related to the October 2006 debt conversion. Excluding the non-cash beneficial conversion expense, the net loss for the nine months ended June 30, 2007 was $3,033,000 compared to the net loss of $2,544,000 in the same period of the fiscal year 2006.

CHANGES IN FINANCIAL CONDITION

INTERNAL AND EXTERNAL SOURCES OF CAPITAL We have limited assets to sell in order to create short or long-term liquidity. Therefore we are dependant on a combination of external sources for funding and developing a trend to positive net cash flow.

We have no material commitments requiring capital expenditures. There are no contracts with third parties that require substantial future funds other than our one remaining payment under the ITC settlement.

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

The Company is in the process of raising capital from existing and potentially new investors. The Company has received verbal commitments in response to a term sheet to raise $1,000,000 of convertible debt. The Company expects to close the funding transactions in August and September 2007.

Accounts Payable

Accounts Payable increased from $1.1 million at September 30, 2006 to $1.2 million at June 30, 2007 in the ordinary course of business with our vendors.

Liquidity and Capital Resources

As of June 30, 2007, our principal source of liquidity was approximately $1,131,000 of cash and cash equivalents. Despite losses incurred to date, the Company’s cash balances exceeded its internal operating plans. The Company continues to manage cash tightly as it reviews and restructures its supply chain and operating infrastructure.

For the nine months ended June 30, 2007, net cash used in operating activities and to acquire fixed assets was $3.2 million. This was funded by debt and common stock sales described below.

On March 7, 2007 the Company entered into a loan and security agreement with Comerica Bank in an amount not to exceed $500,000 due on June 7, 2010. See Note 4 – Debt above. During the third quarter ended June 30, 2007, the Company renegotiated selected terms of the loan thereby eliminating the maximum quarterly net loss covenant and agreeing to maintain balances in the Company’s securities account equal to the principal balance of the loan and credit card balances outstanding. The Company’s ability to borrow was reinstated without impact to daily operations and the Company borrowed $45,000 during the quarter.

As a result of the October/November 2006 private placement the Company raised approximately $3.4 million in net proceeds from issuance of stock.

The Company has received verbal commitments from existing investors to obtain $1,000,000 using a convertible debt instrument. The transaction is expected to close in August and September 2007 thereby giving the Company sufficient cash and cash equivalents to fund our planned operations at least through the quarter ending March 31, 2008. Depending on operating results, especially during the upcoming holiday season, the Company expects to seek additional third party funding in the second quarter of 2008.

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

PART II. OTHER INFORMATION.

ITEM 6. EXHIBITS.

No.	Description
----------------	----------------------------------------------------------

31.1	Certification of Andy Wood Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of David Douglass Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of Andy Wood Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of David Douglass Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ Andy Wood
Andy Wood
Chief Executive Officer

Dated: August 13, 2007

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.

By: /s/ David Douglass
David Douglass
Chief Financial Officer

Dated: August 13, 2007

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

/s/ Andy Wood

Andy Wood, Chief Executive Officer

Date: August 13, 2007

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David Douglass, certify that:

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

/s/ David Douglass

David Douglass, Chief Financial Officer

Date: August 13, 2007

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andy Wood, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Andy Wood

Andy Wood, Chief Executive Officer

Date: August 13, 2007

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PhotoWorks, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Douglass, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Douglass

David Douglass, Chief Financial Officer

Date: August 13, 2007

