Form 10KSB
period 2007-09-30
PHOTOWORKS INC /WA
filed 2007-12-31
CIK 791050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file No.  0-15338

PHOTOWORKS, INC.

(Exact name of registrant as specified in its charter)

Washington	91-0964899
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

71 Columbia Street, Suite 200, Seattle, WA	98104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(206) 281-1390

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes:  ☒   No:  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes:  ☐  No:  ☒

Total revenue for the fiscal year ended September 30, 2007 was $10,685,000.

As of December 19, 2007 the aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant was $10,119,451 based on the last sale price of the Registrant’s Common Stock as reported by the Over the Counter Bulletin Board Market.

As of December 4, 2007, there were issued and outstanding 39,447,073 shares of Common Stock, par value $.01 per share.

Documents incorporated by reference:

Portions of the registrant’s definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders, to be held in 2007, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check one):  Yes: ☒   No: ☐

PART I

ITEM 1 - BUSINESS

Description of Business

PHOTOWORKS, INC: (“PhotoWorks” or the “Company”) is an online photography services company. With a 25-year national heritage (formerly known as Seattle FilmWorks), PhotoWorks helps photographers - both film and digital - share and preserve their memories with innovative and inspiring products and services. Every day, photographers send film, memory cards and CDs, or go to www.photoworks.com, to upload, organize and email their pictures, order prints, and create Signature Photo Cards and Custom Photo Books.

PhotoWorks was incorporated in Washington State in June 1976. The executive offices are located at 71 Columbia Street, Suite 200, Seattle, Washington 98104, and the telephone number is (206) 281-1390. References to “PhotoWorks”, the “Company”, “we”, “us” and “our” in this report include PhotoWorks, Inc., and its wholly-owned subsidiaries.

Forward-Looking Information

This report contains forward-looking statements including, without limitation, statements identified by an asterisk (*). These statements relate to future events, product or service offerings or the future financial performance of the Company. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements only reflect expectations and estimates of the Company’s management. Actual events or results may differ materially from those expressed or implied by such forward-looking statements. Relevant risks and uncertainties include, among others, those discussed in Item 1 of Part 1 under the heading “Risk Factors” and elsewhere in this report and those described from time to time in the Company’s other filings with the Securities and Exchange Commission, press releases and other communications. All forward-looking statements contained in this report reflect PhotoWorks’ expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Overview

During fiscal 2007, the Company continued its strategy of transitioning from film processing revenue to digitally-based products and services. PhotoWorks now bridges the gap between three distinct photo site strategies competing in the marketplace: share and store sites, retail printing sites and self-publishing sites. The Company now offers these unique photo features and services in one comprehensive site.

The Company reported a net loss of $6,313,000, or a loss of $0.17 per share, for fiscal year 2007 compared to a net loss of $3,831,000 or a net loss of $0.19 per share for fiscal year 2006. Net loss for fiscal 2007 reflects a non-cash expense of $1,632,000 related to the beneficial conversion of convertible debt that occurred in the first quarter.

Digital revenue for fiscal 2007 grew 19% compared to fiscal 2006 and represented 71% of total revenue, compared to 55% in fiscal 2006.  Gross margin as a percentage of net revenues for fiscal 2007 was 43%, consistent with fiscal 2006.

Total revenues decreased 8% to $10,685,000 in fiscal 2007 compared to $11,669,000 in fiscal 2006. The 19% growth in digital revenue was offset by a 41% decline in film revenue, reflecting the continuing industry-wide trend of declining film-based processing volumes.

On November 28, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AG.com, Inc., a Delaware corporation and subsidiary of American Greetings Corporation (“AG”), and Photo Merger Corp., a Washington corporation and a wholly-owned subsidiary of AG which is an indirect, wholly owned subsidiary of American Greetings Corporation (the “Purchaser”),  pursuant to which, among other things, the Purchaser will commence a tender offer for all the outstanding common shares of PhotoWorks, subject to the terms and conditions of the Merger Agreement.  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Purchaser will commence a tender offer (the “Offer”) to acquire all the outstanding common shares of PhotoWorks, par value $0.01 per share (“PhotoWorks Common Shares”), at a price of $0.595 per share, to the selling shareholders in cash, without interest thereon (the “Offer Price”). Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into PhotoWorks (the “Merger”) and PhotoWorks will become a wholly-owned subsidiary of AG. At the effective time of the Merger, each issued and outstanding PhotoWorks Common Share not acquired in the Offer (other than PhotoWorks Common Shares held in treasury or PhotoWorks Common Shares held by shareholders who are entitled to exercise, and properly demand, dissenter’s rights under Section 23B.13 of the Washington Business Corporation Act) will be automatically converted into the right to receive the Offer Price in cash, without interest. The tender offer commenced on December 13, 2007 and, unless extended, will terminate on January 14, 2008.

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

We believe that our complementary value-added services and products, including Custom Photo Books, Signature Photo Cards and gifts, promote customer loyalty and increase customer demand. Our commitment to ease of use and expanded service and product offerings is intended to support this strategy.  We will continue to focus in insuring that customer experience at every touch point is excellent and compelling.

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

We expect continued declines in film-based processing that will adversely affect our revenues.

We have experienced significant declines in revenues from film-based processing in each of the last four fiscal years and we believe this trend will continue. We believe that this is primarily attributable to declines in the mail order photofinishing market and the photofinishing industry in general.  In addition, we believe the market shift from traditional 35mm film to digital cameras will continue due to the declining prices for printing and the rapid increase of the digital camera markets increased availability and consumer acceptance of digital cameras. As a result, our revenues from film-based processing are likely to continue to decline for the foreseeable future.

We may not be able to retain existing customers or acquire new customers at a reasonable cost.

Future revenues and profitability depend in large part on our ability to retain our current customers and our ability to acquire new digital customers at a reasonable cost. Historically, we used direct-marketing programs offering low-priced or free introductory offers as our primary customer acquisition technique. Over the past years, the cost for these programs has increased and we have seen a decline in customer response rates. Our current marketing focuses on customer reactivation and retention and opportunities to acquire new customers through online channels at a reasonable cost. Our customer acquisition and retention efforts may not be effective. If we do not successfully acquire new digital customers, retain our current customers, or market successfully against competitors, our business, financial condition and operating results could be harmed.

We rely on key vendors, suppliers and foreign sourcing.

We have outsourced our mail order film processing and printing as well as our digital printing.  Our Custom Photo Books, Signature Photo Cards and keepsakes are produced by third-party vendors.  The success of our business is dependent in part on the quality and service provided by our vendors.  If we experience significant quality or service problems at one or more of our vendors, it could adversely affect our business.

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

We may be adversely affected by actions of competitors.

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

We may not be able to keep up with rapid technological changes in the photofinishing industry.

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

We experience fluctuations in quarterly results.

Our quarterly operating results will fluctuate for many reasons, including:

•         Seasonality of consumer photographic activity,

•         The mix of products we sell,

•         Promotional activities we conduct,

•         Price increases by our suppliers,

•         Our introduction of new products,

•         Our research and development activities,

•         Our competitors’ actions,

•         Fluctuations in the direct-to-consumer market,

•         Changes in usage of digital services and online commerce,

•         Changes in the photofinishing industry

•         General economic influences and conditions.

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

Our management information systems and technology may not be viable.

We depend on our management information systems, website and technology systems to communicate with customers, process orders, provide rapid response to customer inquiries, manage inventory, and purchase, sell and ship products efficiently. We periodically replace and upgrade certain components of our systems software and hardware. We take a number of precautions to prevent certain events from occurring that could disrupt our systems, including events associated with continuing software and hardware upgrades. Any damages or failures to our computer equipment, technology systems and the information stored in our data center could harm our business, financial condition, and operating results.

Governmental regulation could harm our business.

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

Other legislation could result in additional regulation or prohibition of the transmission of certain types of content over the Internet. This legislation could result in significant potential liability to us for content transmitted over our website, as well as additional costs and technological challenges in complying with mandatory requirements. We do not assume responsibility to edit the content of our customers’ photographs, slides, digital images or personal home pages unless responding to a specific complaint. Legislation which imposes potential liability for content made available over the Internet through our website could require us to implement additional measures to reduce our exposure to such liability. This may require us to incur significant costs or discontinue certain service or product offerings. Although we carry general liability insurance, such insurance may not cover potential claims of this type or may not be adequate to compensate us for the amount of these liabilities. Any costs not covered by insurance incurred as a result of such liability or asserted liability could harm our business, financial condition and operating results.

Sales of a substantial number of shares of our common stock into the public market by major stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize the current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. We had 39,447,073 shares of common stock issued and outstanding as of December 4, 2007.  At that date, 6 shareholders owned, directly or indirectly, approximately 69% of the outstanding common stock.  If one or more of those shareholders decided to sell a significant portion of their holdings, it could cause the price of our stock to decline substantially.

Trading on the OTC Bulletin Board may be sporadic because it is not a stock exchange, and stockholders may have difficulty reselling their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the Company’s operations or business prospects. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like AMEX Accordingly, you may have difficulty reselling any of the shares you purchase from the selling stockholders.

Some of our existing shareholders can exert control over us and may not make decisions that are in the best interests of all shareholders.

As of December 4, 2007, officers, directors, and shareholders holding more than 5% of our outstanding shares collectively controlled approximately 50% of our outstanding common stock. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our ordinary shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other shareholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider. Entities controlled by Messrs. Waechter, Holl and Goodrich (all Company Board Members) have agreed to tender all their shares, representing 44.9% of Photoworks Common Shares, and vote for the merger.

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

Customer Service and Support

The direct-to-consumer photofinishing business involves contacts with a large number of customers. We believe that providing exemplary customer satisfaction and experience is critical to our ongoing success. PhotoWorks has a 100% satisfaction-guarantee policy under which we will provide a full refund if a customer’s complaint cannot otherwise be resolved. As of September 30, 2007, we had a customer service staff of 13. These personnel have direct access to our database and are trained to promote certain of our services and products, as well as to answer questions regarding order status and use of PhotoWorks’ digital and online services.

PhotoWorks maintains a website on the Internet (www.photoworks.com). Our current website incorporates leading technology with an easy to use and intuitive user experience. While online, customers may use the PhotoWorks(TM) service to privately upload, view, store, share, manage or email their photos to friends and family, and order PhotoWorks’ Custom Photo Books and Signature Photo Cards, as well as keepsakes, prints and reprints. Customers may also obtain the status of their orders, access answers to frequently asked questions, and send email messages to customer service.

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

•                  Accepting and validating customer orders

•                  Archiving images

•                  Internet image viewing, ordering prints and other products

•                  Managing shipment of products to customers based on various ordering criteria

Systems are designed based on industry standard architectures and have been designed to reduce downtime in the event of outages or catastrophic occurrences. The systems provide a 24-hour-a-day, seven-day-a-week availability. We use load balancing systems and redundant servers to provide for fault tolerance.  Our systems are located in secure locations with redundant power sources.

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

The digital photography industry is characterized by rapidly evolving technology and consumer demand for services and products. The introduction of photographic services and products involving new technologies could render existing services and products obsolete.  Our future success will depend on our ability to adapt to new technologies and develop new or modify existing services and products to satisfy evolving consumer needs.  For example, the commercialization of digital imaging technologies is having an adverse impact on the photofinishing industry and has among other factors, accounted for our declines in revenues. The development of new technologies or any failure by us to anticipate or successfully respond to such developments could have a material adverse effect on our business, financial condition and operating results.  See “Risk Factors.”

Proprietary Technology

We currently market our services and products under registered and common-law trademarks and service marks, including PhotoWorks®, Seattle Film Works®, PhotoMail®, PhotoStreamer®, Pictures On Disk™, Photo Clutch™ and Pictures On Disk™on CD. See “Risk Factors.”

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

Governmental Regulation

PhotoWorks’ operations, including transmission of digital images over the Internet, are subject to regulation by the U.S. Postal Service, the Federal Trade Commission, and various state, local, and private consumer protection and other regulatory authorities. In general, these regulations govern the manner in which orders may be solicited, the form and content of advertisements, privacy issues, information which must be provided to prospective customers, the time within which orders must be filled, obligations to customers if orders are not shipped within a specified period of time and the time within which refunds must be paid if the ordered merchandise is unavailable or returned. Congress has enacted legislation to specifically regulate online commerce and communications and has addressed such issues as the transmission of certain materials to children, intellectual property protection, taxation, and the transmission of sexually explicit material. In addition, some states have enacted legislation that makes the transmission of certain kinds of information, such as obscene content and information that facilitates the commission of criminal acts, a crime.

Legislation enacted by Congress and the state legislatures could result in additional regulation or prohibition of the transmission of certain types of content over the Internet or in the imposition of taxes or fees on transactions conducted over the Internet.  This could result in significant potential liability to PhotoWorks, as well as additional costs and technological challenges in complying with mandatory requirements.  See “Risk Factors.”

Environmental Compliance

Since November 2005, all of our photofinishing has been provided by third party vendors.  Prior to that date, our photofinishing operations involved the use of several chemicals which are subject to federal, state and local governmental regulations relating to the storage, use, handling and disposal of such chemicals. We actively monitored our compliance with applicable regulations and worked with regulatory authorities to ensure compliance. To the best of our knowledge, we have never received a significant citation or fine for failure to comply with applicable environmental requirements.  We decommissioned our film processing facility during 4th quarter 2005. The costs of environmental compliance were immaterial in fiscal years 2007 and 2006.

Employees

As of September 30, 2007, PhotoWorks had 60 full-time employees, allocated as follows: 8 in administration, 15 in marketing and business development, 17 in technology and development, 13 in customer service and 7 in film order entry and operations. None of our employees are covered by a collective bargaining agreement, and we believe relations with our employees are good.

Executive Officers of the Registrant

The executive officers of PhotoWorks as of December 4, 2007 were:

Name	Age	Position
Andrew Wood	53	President / Chief Executive Officer
David Douglass	51	Vice President / Chief Financial Officer, Corporate Secretary
Daniel Zimmerman	42	Vice President / Engineering

Andrew Wood has over 25 years of domestic and international experience in technology-enabled service industries. He has held CEO roles for over 15 years. Previously he served as CEO of Shutterfly, the national leading independent online photo finisher, where he streamlined operations, sharply focused company goals and guided the company to profitability well ahead of schedule. He recently served as CEO of Wood-ASIO, a consulting organization providing confidential assistance to technology and service industry companies. He also served as CEO of Skybitz, a satellite tracking based service business, where sales traction, product stabilization and development, and channel partnerships were significant challenges. These issues were resolved, along with a new $20M round of financing that brought Motorola in as a strategic partner. Throughout his career, he has gained expertise in growing business operations in complex emerging markets. As CEO of Exel Logistics, he launched the North American business and successfully steered the company’s revenue to $500M in four years, along with high profitability. Andy has also worked with Coca Cola in the UK, where he was part of a team charged with energizing and restructuring the UK soft drinks market. He has advised a number of companies and VC’s, as well as serving on the Board of two private companies in addition to PhotoWorks.

David Douglass joined the Company in May 2007 and serves as its Vice President and Chief Financial Officer and Corporate Secretary (effective June 15, 2007). Mr. Douglass is a partner of Tatum, LLC, an executive services firm that provides strategic and operating leadership in finance and information technology. Prior to joining Tatum, Mr. Douglass was involved in technology startups. He served as CFO of The Cobalt Group (NASDAQ: CBLT) during its final venture capital stages and IPO process. The Cobalt Group is a leading provider of internet products and services to the automotive industry. Prior to Cobalt, Mr. Douglass held various positions at PACCAR Inc (NASDAQ: PCAR), a worldwide manufacturer of transportation equipment, including the positions of Director of Internal Audit and Managing Director of Foden Trucks, based in England. Mr. Douglass earned a B.A. summa cum laude from the University of Puget Sound and a M.B.A. from the University of Washington. He also attended Duke University’s Advanced Management Program at the Fuqua School of Business. He is a certified public accountant (inactive).

Daniel Zimmerman joined PhotoWorks in May 2004 after PhotoWorks acquired assets of PhotoAccess Technologies. Zimmerman, who served as Vice President of Engineering of PhotoAccess, has more than 20 years of experience in software development, Desktop Publishing, and Internet development in the software industry. Before PhotoAccess, Zimmerman worked on Internet technologies for the Core Technology team at Adobe Systems, where he was responsible for delivering key technology components for all of Adobe’s products and was a key member of the PageMaker development team at Aldus Corporation.

In February 2007, Mr. Thomas Kelley, Vice President and Chief Marketing Officer, left the Company.  His responsibilities were assumed by Ms. Lanae Weir – Senior Director, Consumer Marketing.

In September 2006, Mr. Bruce Fischer was promoted from Controller of the Company to Vice President - Finance & Chief Financial Officer.  Mr. Fischer left the Company in April 2007.  Mr. David Douglass assumed the responsibilities of Vice President and Chief Financial Officer in May 2007 and Corporate Secretary in June 2007.

ITEM 2 – PROPERTIES

The Company’s headquarters are located in Seattle, Washington. Our 15,030 square foot space is subject to a lease which expires in October 2011. The Company moved to this smaller office facility in February 2006.  We believe the leased premises are suitable and adequate for their current intended use. In the opinion of management, the leased premises are adequately covered by insurance.

We do not own any real property. We do not have a policy pertaining to investments in real estate. Our current practice is to invest solely in short-term money market securities.

ITEM 3 - LEGAL PROCEEDINGS

We are involved in various routine legal proceedings in the ordinary course of our business, none of which individually or in the aggregate is material to our financial condition.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 - MARKET PRICES AND DIVIDENDS ON COMMON STOCK

Our Common Shares are traded on the Over the Counter Bulletin Board (OTCBB) under the symbol “PHTW.OB.” The following table sets forth, for the periods indicated, the high and low bid prices of our Common Shares as reported on the OTCBB.

	High	Low
Fiscal Year Ended September 30, 2007
First Quarter	$0.62	$0.25
Second Quarter	0.59	0.30
Third Quarter	0.40	0.22
Fourth Quarter	0.45	0.19

Fiscal Year Ended September 30, 2006
First Quarter	$0.65	$0.35
Second Quarter	0.52	0.29
Third Quarter	0.53	0.25
Fourth Quarter	0.70	0.30

On December 4, 2007 the Company’s Common Shares was held by an estimated 3,100 shareholders.

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under the covenants of a bank agreement that supports its corporate credit cards from declaring any dividends on shares of its capital stock without the bank’s prior consent.

ITEM 6 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Controls and Procedures

As of September 30, 2007, as part of our annual internal audit, we carried out an evaluation, under the supervision of the Audit Committee members, the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company (including its consolidated subsidiaries) that must be included in our periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

Overview

PhotoWorks is an online photography services company. With a 25-year national heritage (formerly known as Seattle FilmWorks), PhotoWorks helps photographers - both film and digital - share and preserve their memories with innovative and inspiring products and services. Every day, photographers send film, memory cards and CDs, or go to www.photoworks.com to upload, organize and email their pictures, order prints, and create Signature Photo Cards and Custom Photo Books.

To promote our services and products, we rely primarily on online marketing channels and direct marketing. We believe our innovative products and commitment to customer service promote customer loyalty and increase customer demand. We strive to increase both average order size and order frequency by informing our existing customer base of our integrated array of services and products. We also believe that our online archive of customer images is a viable and economic opportunity to monetize a customer’s “personal equity” by providing image storage and management services for digital and film-based camera users and through photo output, in the form of Custom Photo Books, Signature Photo Cards, gifts, and digital prints and reprints. In addition we have utilized desk top software to help manage images stored on customer hard drives. (PhotoStreamer 2)  Our commitment to expanding our digital service and product offerings is intended to support this strategy. We use online channels and other direct-marketing media to communicate with prospective customers and our existing and inactive customers. We also utilize a customer relationship management system (CRM) which we installed in December 2004 to enhance our communication with new and existing customers.

Our net loss for fiscal 2007 was $6,313,000, compared to a net loss of $3,831,000 in 2006. The net loss for fiscal 2007 includes a non-cash interest expense of $1,632,000 resulting from beneficial conversion of convertible debt. PhotoWorks embarked on a comprehensive restructuring plan in late 2003 and in 2005 the management team completed the re-organization from a mail-order film processing business to a leading internet based photo-publishing service focused on the higher margin – and rapidly growing – digital photography market.

Cost of goods and services consist of labor, postage, supplies, and fixed costs of production related to our services, products, and third party billings for production services rendered. Personnel related costs are categorized in their respective functional categories. Marketing expenses include costs associated with customer acquisition and retention, building brand awareness, and testing of new marketing programs. Engineering expenses consist primarily of costs incurred in ongoing development of our online image management, developing online photo archiving and photo sharing services, other digital related services, and creating and maintaining an infrastructure necessary to support systems for customer interaction. General and administrative expenses consist of costs related to management information systems, computer operations, human resource functions, finance, legal, accounting, investor relations, and general corporate activities.

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

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned, which is when products are shipped or services are delivered. Nearly all of the Company’s revenues are paid by credit card or by personal check prior to the shipment of the order.  At the time revenue is recognized, the Company also records reductions to revenue for customer discounts and promotions in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”  The Company provides its customers with a 100% satisfaction guarantee. The vast majority of the Company’s products and services will not be returned but customers can request a refund if not satisfied. During fiscal 2007, refunds were $65,000 (0.61% of net revenues).  During fiscal 2006, returns and refunds were $92,000 (0.79% of net revenues.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensations.” (“SFAS 123R”) This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) and has recognized $345,000, and $261,000 for employee stock compensation during fiscal 2007 and 2006 respectively, in accordance with SFAS No. 123(R).

Deferred Tax Assets

We have gross deferred tax assets totaling $19,679, comprised primarily of net operating loss carry forwards. Due to our operating losses, the uncertainty of future profits, and limitations on the utilization of net operating loss carry forwards under IRC Section 382, we have recorded a valuation allowance of $19,679 against our deferred tax assets. A more than 50% change in ownership will greatly restrict the use of these losses in the future.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, 106 and 132(R).’This Statement  requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The Company does not have a defined benefit pension plan and therefore the Company has determined there will be no effect on the consolidated financials statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” (SFAS 159).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact of the provisions of SFAS 159 on the Company’s results of operations and financial position.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, and goodwill being the excess value over the net identifiable assets acquired.  The standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development.  Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements.  Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement on income.  The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  The Company has determined there will be no effect on the consolidated financial statements.

Results of Operations

	Fiscal Year
	2007	2006
Consolidated Statements of Operation Data:
Total revenues	$10,685	$11,669

Gross profit	4,600	4,972

Operating expenses	9,087	8,802

Net income (loss)	(6,313)	(3,831)

Net income (loss) attributable to common shareholders	$(6,313)	$(3,831)

Diluted earnings (loss) per share	$(0.17)	$(0.19)

Diluted earnings (loss) per share attributable to common shareholders	$(0.17)	$(0.19)

Weighted average shares and equivalents outstanding -diluted	37,898,083	19,796,326

Consolidated Balance Sheet Data:
Total assets	$2,068	$1,754

Long-term obligations	69	1,639

Shareholders' equity (deficit)	$(1,233)	$(1,995)

The accompanying notes are an integral part of these consolidated financial statements.

During fiscal 2007, the Company continued its strategy of transitioning from film processing revenue to digitally-based products and services. PhotoWorks now bridges the gap between three distinct photo site strategies competing in the marketplace: share and store sites, retail printing sites and self-publishing sites. The Company now offers all of these unique photo features and services in one comprehensive site.

Digital revenue for fiscal 2007 grew 19% compared to fiscal 2006 and represented 71% of total revenue, compared to 55% in fiscal 2006.

The Company had a series of accomplishments throughout the year including:

•                 Ten theme-oriented, photo sharing community-based websites were launched, generating more than 90,000 pages views from 17,000 visitors since the launch in June 2007.

•                 New product introductions and upgrades included personalized cover books, new themes, significant increases in selection of gifts, new cards and better merchandising.

•                 Substantial revision to the Company’s main website to improve the user interface and offer members the opportunity to share their photos and photo book projects easily (My Share Page) with their personal communities.  At year end nearly 3,700 unique My Share Pages had been created by members since the launch in June 2007.

•                 My Storefront e-commerce platform was launched in July 2007 as another key component of the Company’s strategy of efficient growth through viral marketing by tapping into social networks and communities.  My Storefront enables Photoworks.com members to sell their photo books, photo gifts, cards, calendars and images for a profit while Photoworks.com handles all payment processing and product delivery.  At year end, the Company hosted more than 400 My Storefronts.

•                 The Company developed and launched a software “widget” that makes it very easy for PhotoWorks members to link personal websites to their PhotoWorks My Share Page.

•                 Increased  average revenue per active digital customer by 34% to $55.

•                 Increased  average revenue per digital order by 19% to $33.

•                 The Company executed revenue sharing and other forms of agreements, intended to attract targeted customer groups to the Company’s products and services, with partners in the marine communications, notebook PC manufacturing and wedding planning industries.

•                 The Company lowered its new customer acquisition costs while increasing digital revenues by 19% compared to fiscal 2006, and substantially increasing overall revenue per customer and average order values, by refining its paid search and search engine optimization strategies and affiliate program terms.

•                 The Company’s public relations strategy has presented PhotoWorks to more than 50 million viewers, readers and listeners during the fiscal year.

•                 Re-launched its traditional film processing business with a series of marketing promotions.

•                 Supply chain improvements that improved efficiency and reduced costs.

During the second quarter of 2007, the Marketing organization was restructured with commensurate investment and process and focus realignments.  The Operations organization went through a leadership change with process and focus realignments as well.  The Financial organization also went through leadership changes.

Net revenue decreased 8% to $10,685,000 in fiscal 2007 compared to $11,669,000 in fiscal 2006. The decrease in net revenue for fiscal year 2007 was due to a 41% decline in film-based processing revenues, an overall trend for this line of business. Net revenue from digital-based processing increased in fiscal 2007 by 19% to $7,580,000 compared to $6,372,000 in fiscal 2006.

Gross profit as a percentage of net revenue for fiscal 2007 was 43% which is consistent with fiscal 2006.

Total operating expenses for fiscal 2007 were $9,087,000 compared to $8,802,000 for fiscal 2006. Lower sales, marketing, customer service and general and administrative expenses were offset by higher engineering expenses resulting from hiring contractors to assist with software expansion and maintenance.

Marketing expenses in fiscal 2007 decreased slightly to $3,462,000 compared to $3,473,000 in fiscal 2006.  Significantly reduced advertising expense was offset by higher personnel and consulting expenses.

Engineering expenses in fiscal 2007 were $2,375,000 compared to $1,943,000 in fiscal 2006. The increase of $432,000 reflects higher personnel costs and the use of contract software development resources offset by lower bandwidth costs.

General and administrative expenses decreased to $2,965,000 in fiscal 2007 compared to $3,081,000 in fiscal 2006 due to lower personnel, credit card processing and general insurance costs offset by higher legal fees and higher stock option compensation expense.

The other expense in fiscal 2007 was $1,876,000, compared to $1,000 in fiscal year 2006. The increase is mainly due to a non-cash interest expense resulting from a beneficial conversion of convertible debt in the first quarter and fees paid to terminate or settle vendor contracts.

Liquidity and Capital Resources

As of September 30, 2007, our principal source of liquidity was approximately $958,000 of cash and cash equivalents. During the first quarter of fiscal 2007, we completed a private placement of common stock and warrants and raised approximately $3,751,000 in proceeds.  In addition, the Company sold convertible notes and warrants in the fourth fiscal quarter 2007 in the aggregate principal amount of $1,000,000.

The Company has experienced significant revenue declines and has incurred operating losses in the past several years. For fiscal 2007, cash flow used in operations was $4,054,000, primarily attributable to a net loss of $6,313,000 compared to prior year’s cash flow used in operations of $3,835,000. Cash and cash equivalents increased from $751,000 at the beginning of the fiscal year to $958,000 as of September 30, 2007 and the Company’s current ratio declined from 0.59 to 0.51.

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

The Company recorded $132,000 as a discount related to the issuance of the 1,250,000 warrants based on the fair value of the warrants on the closing date using the Black Scholes valuation model.

On September 6, 2007, the Company sold conventional convertible notes and warrants in the aggregate principal amount of $1,000,000.  The notes have a maturity date of September 6, 2008 and bear interest at 12.5% per annum, payable on March 6, 2008 and at maturity. The notes are convertible into shares of the Company’s common stock by the holders at a fixed conversion price of $.40 per share. In addition to the convertible notes, the Company also issued warrants to purchase common stock. For each $1,000 principal amount of notes purchased, an investor received warrants to acquire 625 Shares at $.40 per share. The warrants expire on September 6, 2012.

Net cash from financing activities was $4,564,000 for fiscal 2007 compared to net cash provided of $2,922,000 in fiscal 2006.

The ratio of current assets to current liabilities was 0.51 at the end of fiscal 2007 compared to 0.59 at the end of fiscal 2006.  The decrease in fiscal 2007 is primarily due to the use of cash to fund operations.

In addition, Company forecasts indicated a need for an additional capital infusion by the end of January 2008. See Note 3 - Going Concern on page 28.

Inflation

The results of our operations have not been significantly affected by inflation during the last two fiscal years.

ITEM 7 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 19 through 38.

PhotoWorks, Inc.

Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of PhotoWorks, Inc. as of September 30, 2007, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoWorks, Inc. as of September 30, 2007 and the results of its operations, stockholders’ equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 3, the Company has incurred recurring operating losses and has a shareholder deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 3.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

Certified Public Accountants

San Francisco, California

December 21, 2007

PhotoWorks, Inc.

Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of PhotoWorks, Inc. as of September 30, 2006 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PhotoWorks, Inc. as of September 30, 2006 and the results of its operations, stockholders’ equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams & Webster, P.S.

Certified Public Accountants

Spokane, Washington

December 29, 2006

PHOTOWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2007	September 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$958	$751
Cash - restricted	135	—
Receivables	184	172
Inventories	107	183
Prepaid expenses	223	146
Deferred loan fees	27
TOTAL CURRENT ASSETS	1,634	1,252

PROPERTY AND EQUIPMENT, NET	367	383

OTHER ASSETS
Software development	29	—
Long term vendor receivable	—	95
Lease deposits	38	24
TOTAL OTHER ASSETS	67	119
TOTAL ASSETS	$2,068	$1,754

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,343	$1,136
Current portion of equipment loan	48	—
Accrued compensation	286	370
Other accrued expenses	138	176
ITC penalty, current portion	250	201
Deferred revenues	262	227
Debentures payable, net of current portion and discount	905	—
TOTAL CURRENT LIABILITIES	3,232	2,110

LONG-TERM LIABILITIES
ITC penalty, non-current portion	—	250
Equipment loan - net of current portion and loan fee	69	—
Debentures payable	—	1,274
Debenture interest	—	115
TOTAL LONG-TERM LIABILITIES	69	1,639
TOTAL LIABILITIES	3,301	3,749

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 2,000,000 shares authorized $0.01 par value, 0 shares issued and outstanding
Common stock, 101,250,000 shares authorized, $0.01 par value; 39,447,073 and 19,799,922 shares issued and outstanding, respectively	394	198
Additional paid-in capital	32,965	26,086
Accumulated deficit	(34,592)	(28,279)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,233)	(1,995)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT	$2,068	$1,754

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Year Ended Septemeber 30,	Year Ended Septemeber 30,
	2007	2006

REVENUES
Digital	$7,580	$6,372
Film	3,105	5,297
TOTAL REVENUES	10,685	11,669

COST OF REVENUES
Digital	4,484	3,570
Film	1,601	3,127
TOTAL COST OF REVENUES	6,085	6,697

GROSS PROFIT	4,600	4,972

OPERATING EXPENSES
Sales, marketing and customer services	3,462	3,473
Engineering	2,375	1,943
General and administrative	2,965	3,081
Depreciation and amortization	285	305
TOTAL OPERATING EXPENSES	9,087	8,802

LOSS FROM OPERATIONS	(4,487)	(3,830)

OTHER INCOME (EXPENSE)
Interest income (expense)	107	(11)
Beneficial Conversion/non-cash interest	(1,811)	(153)
Gain (Loss) on sale of assets	(5)	90
Other income (expense), net	(117)	73
TOTAL OTHER INCOME (EXPENSE)	(1,826)	(1)

LOSS BEFORE INCOME TAXES	(6,313)	(3,831)
INCOME TAX	—	—
NET LOSS	$(6,313)	$(3,831)
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.17)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	37,898,083	19,796,326

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-In Capital	Deficit Accumulated	Stockholders' Equity (Deficit)
Balance as of September 24, 2005	19,794,672	$198	$24,061	$(24,448)	$(189)
Stock options issued for services	—	—	261	—	261
Warrants issued for convertible debt	—	—	132	—	132
Beneficial Conversion Valuation on debt of $2,500,000	—	—	1,272	—	1,272
Beneficial Conversion Valuation on debt of $500,000	—	—	360	—	360
Stock Option Exercised for Stock @$0.05 per share	5,250	—	—	—	—
Net loss @ September 30, 2006	—	—	—	(3,831)	(3,831)
Balance as of September 30, 2006	19,799,922	$198	$26,086	$(28,279)	$(1,995)
Debt converted into common shares	8,922,263	89	3,034	—	3,123
Common stock issued for cash @ $0.35 per share	10,717,857	107	3,644	—	3,751
Stock options issued for services	—	—	345	—	345
Financing fees for stock purchase	—	—	(305)	—	(305)
Warrants issued for convertible debt	—	—	161	—	161
Stock Option Exercised for Stock @$0.05 per share	7,031	—	—	—	—
Net loss @ September 30, 2007	—	—	—	(6,313)	(6,313)
Balance as of September 30, 2007	39,447,073	$395	$32,965	$(34,592)	$(1,233)

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended September 30,	Year Ended September 30,
	2007	2006

Net Loss	$(6,313)	$(3,831)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	285	305
Loss (Gain) on sale of assets	5	(90)
Stock option compensation expense	345	261
Beneficial conversion and non-cash interest	1,803	115
Discounts on convertible debt	8	38
Changes in:
Cash - restricted	(135)	—
Receivables	83	171
Inventories	76	(103)
Prepaid expenses	(103)	(86)
Lease deposits and long-term receivable	(14)	89
Deferred revenues	35	(181)
Accounts payable	208	180
Accrued liabilities	(136)	(628)
ITC penalty	(201)	(75)
Net cash used in operating activities	(4,054)	(3,835)

Cash flows from investing activities:
Purchase of property, plant and equipment	(298)	(205)
Proceeds from sales of property, plant and equipment	(5)	90
Net cash used in investing activities	(303)	(115)

Cash flows from financing activities
Proceeds from issuance of subordinated debt	1,000	3,000
Proceeds from loan - Comerica Bank, net of loan fee	140	—
Proceeds from issuance of common stock	3,447	—
Repayment of loan - Comerica Bank	(23)	—
Payment on convertible debt	—	(65)
Payment on capital lease obligations	—	(13)
Net cash provided by financing activities	4,564	2,922

Net increase (decrease) in cash	207	(1,028)

Cash, beginning of period	751	1,779
Cash, end of period	$958	$751
SUPPLEMENTAL DISCLOSURES:

Interest expense paid	$7	$(11)
Income tax refund	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligation incurred	$—	$—
Conversion of $3 million of debentures into common stock	$3,123	$—

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

PHOTOWORKS, INC: (“PhotoWorks” or the “Company”) is an online photography services company. With a 25-year national heritage (formerly known as Seattle FilmWorks), PhotoWorks helps photographers - both film and digital - share and preserve their memories with innovative and inspiring products and services. Every day, photographers send film, memory cards and CDs, or go to www.photoworks.com to upload, organize and email their pictures, order prints, and create Signature Photo Cards and Custom Photo Books.

PhotoWorks was incorporated in Washington State in June 1976. The executive offices are located at 71 Columbia Street, Suite 200, Seattle, Washington 98104, and the telephone number is (206) 281-1390. References to “PhotoWorks”, the “Company”, “we”, “us” and “our” in this prospectus include PhotoWorks, Inc., and its wholly-owned subsidiaries.

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Uncertainties, with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

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

Cash – Restricted

Cash – restricted represents balances maintained in the Company’s securities account with Comerica Bank equal to the principal balance of the Company’s loan outstanding with Comerica Bank plus the balance on the Company’s credit cards with the bank.

Accounts/Other Receivables

Accounts and other receivables primarily include amounts due from vendors. The Company has a receivable due from a vendor as part of a settlement over disputed services. Under the terms of the settlement, the Company receives $95,000 annually for 4 years. The first payment was received in July 2004. The fair value of the receivable was determined at the time of the settlement (February 2004). Management believes the carrying amount of this receivable approximates its fair value and no risk of loss currently exists based on the financial strength of the vendor. See Note 13. The Company has trade receivables in the amount of $27,815, resulting primarily from the sale of inventory to a third party vendor, which subsequent to year end was collected. The vast majority of the Company’s cash receipts are the result of credit card transactions, which are deposited with the Company 2-5 days following the sale transaction. Accordingly, the Company records these balances as “credit card receivables”. The Company has credit card receivables in the amount of $56,071 and $74,008 at September 30, 2007 and 2006, respectively. This account also reflects interest earned but not yet paid on cash balances of $5,089. Due to the nature of the receivables, the history of successful collection and the credit worthiness of the creditors, the Company has not recorded an allowance for doubtful accounts.

Property and Depreciation

Property, plant, and equipment are carried at cost. Depreciated and amortization of equipment and fixtures are computed principally using the straight-line method over the useful lives of the various assets, ranging from three to five years. Expenditures for major remodeling and improvements of leased properties are capitalized as leasehold improvements. Leasehold improvements are depreciated over the lesser of the lease term or the estimated life of the leasehold improvement. Management reviews these estimates quarterly. See Note 5.

Impairment of Long-lived Assets

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no change to the Company’s accumulated equity/deficit or net losses presented. Specifically, $74,000 of credit card receivables as of September 30, 2006 has been reclassified from cash and cash equivalents to receivables. Credit card and other payment processing fees in the amount of $415,000 for fiscal year 2006 have been reclassified from cost of revenues to general and administrative expenses. The Company believes payment processing fees are administrative in nature and therefore are not part of cost of revenues, the vast majority of which consist of payments to third party vendors. In addition, certain operating expenses for fiscal year 2006 have been reclassified to conform to current year reporting practices.

Derivative Instruments

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. All derivative instruments are recognized as either assets or liabilities and are measured at fair value. The Company does not use derivatives for trading or speculative purposes.

Deferred Revenues

Deferred revenues relate primarily to Prepaid Print Credits, and the Pick Your Prints product and prepaid gift certificates. The Company recognizes the revenue from these offerings based on the relative fair values of the products contained in the offers when such products are actually shipped.

Earnings (Loss) per share

The Company calculates earnings per share based on the weighted average number of shares and dilutive common stock equivalents outstanding during the period. Net loss per share is based on the weighted average number of common shares outstanding during the period. The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted loss per share amounts were the same, at the reporting dates, as the inclusion of common stock equivalents would have been anti-dilutive.

Income Taxes

The benefit or provision for federal income taxes is generally computed based on pretax income. However, the benefit or provision may differ from income taxes currently payable or receivable, because certain items of income and expense are recognized in different periods for financial reporting purposes than they are for federal income tax purposes. As more fully described in Note 9, the net operating losses for both book and tax purposes exceed amounts available for operating loss carry backs. Due to the uncertainty of the recoverability of these deferred assets, a valuation allowance equal to the entire deferred tax asset has been recorded. See Note 9.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of undeveloped film and photofinishing supplies. $102,463 of the Company’s inventory is held by third party vendors at September 30, 2007 compared to $174,435 at September 30, 2006. During fiscal 2007, the Company expensed $14,576 of obsolete inventory to cost of revenues.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensations.” (“SFAS 123R”) This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has adopted SFAS No. 123(R) and has recognized $345,000, and $261,000 for employee stock compensation during fiscal 2007 and 2006 respectively, in accordance with SFAS No. 123(R).

The fair value for the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions on the option grant date:

	FY 2007	FY2006
Risk free interest rate	4.7%	2.3%
Expected volatility	70%	55%
Expected Option Life (Years)	3.5	5.0
Dividend yield	0%	0%

Revenue Recognition

The Company recognizes revenue when realized or realizable and earned, which is when products are shipped or services are delivered. Nearly all of the Company’s revenues are paid by credit card or by personal check prior to the shipment of the order. At the time revenue is recognized, the Company also records reductions to revenue for customer discounts and promotions in accordance with the provisions of Emerging Issues Task Force (EITF) Issue No. 01-09, “Accounting for Consideration Given from a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” The Company provides its customers with a 100% satisfaction guarantee. The vast majority of the Company’s products and services will not be returned but customers can request a refund if not satisfied. During fiscal 2007, refunds were $65,000 (0.61% of net revenues). During fiscal 2006, returns and refunds were $92,000 (0.79% of net revenues.

Software Development

Pursuant to Statement of Position 98-1 as amplified by EITF 00-2, “Accounting for Web Site Development Costs.”, the Company is capitalizing payroll and payroll-related costs of employees directly involved in the application development stage of the Company’s internally developed data warehouse and reporting project. The project has been undertaken to solely meet the Company’s internal analysis and reporting needs. Preliminary project stage costs and training costs have been expensed as incurred. During fiscal 2007, the Company capitalized $28,866 in software development costs.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in total revenues and cost of revenues, respectively, in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.

Advertising Costs

Advertising costs are recorded as expenses when incurred. Costs of printed direct mail promotional materials are recorded as expenses during the period in which they are mailed or otherwise disseminated to customers. Advertising costs were $535,000 and $1,539,000 for the fiscal years 2007 and 2006, respectively.

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

Accounting Pronouncements – Recent

The Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB 108 is effective for fiscal year 2007. The company has incurred no material effect on our financial position or results of operations at September 30, 2007 due to this Bulletin.

SFAS 157, “Fair Value Measurements” - In September 2006, the Financial Accounting Standard Board issued its Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Company as of January 1, 2008. The Company is currently evaluating the impact, if any, of SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, 106 and 132(R).’This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not have a defined benefit pension plan and therefore the Company has determined there will be no effect on the consolidated financials statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” (SFAS 159). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the provisions of SFAS 159 on the Company’s results of operations and financial position.

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Statement No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, and goodwill being the excess value over the net identifiable assets acquired. The standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies and research and development. Statement No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement on income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The Company has determined there will be no effect on the consolidated financial statements.

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

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards (“SFAS, No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial

Statements — An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its consolidated financial position, results of operations, or cash flows.

NOTE 3 — GOING CONCERN

As shown in the accompanying financial statements, the Company had negative working capital and a stockholders’ deficit at September 30, 2007. During fiscal 2007, the Company reported a loss of $4,487,000 from operations and another net loss of $1,826,000 from non-operating activities. Net cash flow used in operations was $4,054,000, while net financing activities raised $4,564,000.

The Company continues to develop new products and services, attract new customers, improve its operational efficiencies and lower its production costs. However, the Company is subject to certain risks similar to other companies serving the digital products and services market including competition from other companies with greater financial, technical and marketing resources. The Company is also at risk to execute its current business plan. The Company will be required to raise additional funding to be able to continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Refer to discussion of Merger Agreement on page 3.

NOTE 4 - LEASES

The Company negotiated a cancellation of a lease contract for its 45,000 square foot operating facility in Seattle, Washington effective January 3, 2006 and moved to a new 15,030 square foot office in Seattle. Under the terms of the operating lease agreement for the new office space, the Company has a monthly straight-line obligation over the life of the lease of $25,106 per month for 69 months which expires on October 31, 2011. Other terms of the agreement include a rent prepayment of $100,000 to be applied toward month’s four to eleven of the lease term, a security deposit of $24,424, no rent payment required for the first three months, and a reduced rate for the next six months.

Other than the lease described above, the Company has no other leases as of September 30, 2007.

At September 30, 2007, future payments under non-cancelable operating leases are as follows:

(in thousands)
Fiscal 2008	307
Fiscal 2009	322
Fiscal 2010	337
Fiscal 2011	352
Thereafter	29
$1,347

Rental expense relating to facilities operating leases for fiscal years 2007 and 2006 was $288,529, and $227,126 respectively. Rental expense relating to equipment operating leases for fiscal years 2007 and 2006 was $10,509 and $12,116, respectively. Interest expense relating to the capital leases was $75 and $871 for fiscal years 2007 and 2006 respectively.

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment, at cost, consist of the following:

	September 30, 2007	September 30, 2006
	(in thousands)	(in thousands)
Property, plant and equipment	$1,265	$1,070
Leasehold improvements	56	56
	1,321	1,126
Less: accumulated depreciation and amortization	(954)	(743)
	$367	$383

Depreciation expense for fiscal year 2007 and 2006 was $285,000 and $305,000, respectively.

NOTE 6 – DEBT

On March 7, 2007, the Company entered into a loan and security agreement with Comerica Bank in an amount not to exceed $500,000 due on June 7, 2010. The line is intended to fund capital purchases and a limited amount of software necessary to maintain quality of service to our customers. The loan bears interest at the prime rate plus 0.5% on the amount outstanding and is collateralized by a security interest in the equipment and software. The Company paid a loan origination fee of $5,000 which is being amortized to interest expense over 36 months; the unamortized balance at September 30, 2007 was $4,028. The principal balance outstanding on September 30, 2007 is $121,667, reflecting two borrowings totaling $145,000 less principal payments of $23,333. For the quarter ended March 31, 2007, the Company did not satisfy a loan covenant regarding maximum quarterly net losses. During the third quarter ended June 30, 2007, the Company renegotiated selected terms of the loan thereby eliminating the maximum quarterly net loss covenant and agreeing to maintain balances in the Company’s securities account equal to the principal balance of the loan plus credit cards owed to the bank. The Company’s ability to borrow was reinstated without impact to daily operations and the Company borrowed $45,000 during the third quarter of fiscal 2007. The Company was in compliance with all loan covenants as of September 30, 2007.

NOTE 7 - CONVERTIBLE DEBENTURES AND WARRANTS TO PURCHASE COMMON STOCK

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

In October 2006 these two rounds of bridge financing were converted to 8,922,269 shares of common stock at $0.35 per share. This eliminated the bridge loan liability of $3,000,000. All unamortized discounts on the convertible debentures were fully expensed as interest at the time of conversion.

As of September 30, 2006, of the $3.0 million in convertible debentures and accrued interest outstanding, approximately $2,136,000 is considered to be held by related parties.

In October 2006, the Company sold 8,860,714 shares of common stock at $0.35 per share for approximately $3,100,000. In addition to the shares of common stock, the new shareholders were issued 2,215,179 in warrants to purchase additional shares at $0.50 per share. Along with the new shareholders, an additional 357,143 in warrants were issued to the investors who contributed to a Private Investment In Public Entity (PIPE loan) in August 2006.

In November 2006, the Company sold an additional 1,857,143 shares of common stock at $0.35 per share for approximately $650,000 less fees. Along with the shares of common stock, the new shareholders were issued 464,286 in warrants to purchase additional shares of common stock at $0.50 per share.

On September 6, 2007, the Company sold convertible notes and warrants in the aggregate principal amount of $1,000,000. The notes have a maturity date of September 6, 2008 and bear interest at 12.5% per annum, payable on March 6, 2008 and at maturity. The notes are convertible into shares of the Company’s common stock by the holders at an initial conversion price of $.40 per share. In addition to the convertible notes, the Company also issued warrants to purchase common stock. For each $1,000 principal amount of notes purchased, an investor received warrants to acquire 625 Shares at $.40 per share. The warrants expire on September 6, 2012. The Company recorded $104,000 as a debt discount related to the issuance of the warrants based on fair market value of the warrants on the closing date using the Black-Scholes valuation model. The discount on these convertible debentures will be amortized over 1 year using the straight-line method. Approximately $8,700 was recorded during fiscal 2007 as amortization of discount on debt on these debentures. Of the $1,000,000 convertible debentures outstanding at September 30, 2007, $350,000 is considered to be held by related parties. Entities controlled by Mr. Joseph Waechter purchased $250,000 of convertible notes and 156,250 warrants on the same terms as other investors.

NOTE 8 – OUTSOURCE AGREEMENT

In January 2005, the Company signed an agreement with District Photo, Inc. to process all of the Company’s mail order film processing and film reprint orders. On September 24, 2007, the Company terminated the agreement with District Photo prior to the end of its initial term and entered into an amendment to an existing contract with Qualex Photo Inc. to have photo processing services performed. The Company paid District Photo a $66,000 fee for early termination of the contract. The contract with Qualex expires on May 31, 2010.

NOTE 9 - INCOME TAXES

The Company has incurred significant operating losses in recent years and, therefore, has not generally incurred income tax expense. The following are the components of the income tax provision for the fiscal years ended September 30, 2007 and 2006:

	2007	2006
Income tax provision
Current	$—	$—
Deferred	—	—
Total	$—	$—

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

	9/30/2007	9/30/2006
	(in thousands)
Deferred tax asset components:
Net operating loss carry-forwards	$19,311	$17,418
Tax credits	318	318
Other	50	50
	19,679	17,786
Deferred tax asset valuation allowance	(19,679)	(17,786)
Deferred tax assets	$—	$—

Deferred tax liabilities	$—	$—

The Company has deferred tax assets, comprised primarily of net operating loss carry-forwards. Due to operating losses, the uncertainty of future profits and limitations on the utilization of net operating loss carry-forwards under IRC Section 382, a valuation allowance has been recorded to fully offset the Company’s deferred tax assets.

The net operating loss carry-forwards of approximately $49,506 begin expiring in 2020. A more than 50% change in ownership will greatly restrict the use of these losses in the future.

The valuation allowance increased approximately $1,893 during the year ended September 30, 2007.

The reconciliation of the statutory and effective income tax rates is as follows:

	2007	2006
Federal income tax rate	34%	34%
State income tax rate, net of federal benefit	0	0
Change in valuation allowance	-11	-26
Other	-23	-8
Effective income tax rate	0	0

NOTE 10 - STOCKHOLDERS’ DEFICIT

Common Stock

During fiscal 2006, the Company issued 5,250 shares of common stock at $0.05 per share for the exercise of stock options in the amount of $263. As of September 30, 2006, the Company had not received the cash and recorded a subscription receivable for $263. Subsequently, the Company received the cash during October 2006.

During fiscal 2007, the Company issued 7,031 shares of common stock at $0.05 per share for the exercise of stock options in the amount of $352.

In October 2006, the Company sold 8,860,714 shares of common stock at $0.35 per share for approximately $3,100,000. In addition to the shares of common stock, the new shareholders were issued 2,215,179 in warrants to purchase additional shares at $0.50 per share. Along with the new shareholders, an additional 357,143 in warrants were issued to the investors who contributed to a Private Investment in Public Entity (PIPE loan) in August 2006.

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

Common Stock Warrants

 The Company had the following warrants outstanding as of September 30, 2007:

Issue date	Warrants Outstanding	Exercise Price	Expiration date
12/20/2000	14,545	$5.00	12/20/2010

7/23/2001	10,000	$3.30	7/23/2011

2/16/2005	380,952	$0.72	2/16/2015

7/27/2005	361,906	$1.05	7/27/2015

7/27/2005	442,636	$1.10	7/27/2015

5/31/2006	1,250,000	$0.40	5/31/2011

8/22/2006	450,000	$0.40	8/22/2011

8/31/2006	357,143	$0.50	8/31/2011

10/9/2006	2,215,179	$0.50	10/9/2011

11/15/06	1,214,536	$0.50	11/15/2011

9/6/2007	625,000	$0.40	9/6/2012

Total	7,321,897

On September 6, 2007, the Company sold conventional convertible debentures and warrants in the aggregate principal amount of $1,000,000. The notes have a maturity date of September 6, 2008 and bear interest at 12.5% per annum, payable on March 6, 2008 and at maturity. The notes are convertible into shares of the Company’s common stock by the holders at a fixed conversion price of $.40 per share. In addition to the convertible notes, the Company also issued warrants to purchase common stock. For each $1,000 principal amount of notes purchased, an investor received warrants to acquire 625 Shares exercisable at $.40 per share. The warrants expire on September 6, 2012. The closing price of the Company’s stock on September 6, 2007 was $.30. The fair market value of the warrants was determined to be $104,000 using the Black Scholes valuation method

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. The Company is restricted under covenants of a bank agreement from declaring any dividends on shares of its capital stock without the bank’s prior consent.

NOTE 11 - STOCK OPTIONS

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

During fiscal 2006, the Company granted options to acquire 1,060,000 shares of common stock to officers and directors of the Company and 436,000 shares of common stock options to employees. The Company recorded a compensation expense in the amount of $261,000 using the Black-Scholes valuation model. During fiscal 2006, 1,344,114 common stock options had expired and were cancelled and 5,250 options were exercised for $263.

During fiscal 2007, the Company granted options to acquire 1,155,055 shares of common stock to officers and directors of the Company and 1,551,250 shares of common stock options to employees. The Company recorded a compensation expense in the amount of $345,000 using the Black-Scholes valuation model. During fiscal 2007, 2,235,699 common stock options expired and were cancelled and 7,031 options were exercised for $352.

All of the options were granted pursuant the Company’s 2005 Equity Incentive Plan at exercise prices between $0.26 and $0.51 per share. All options vest ratably on a quarterly basis over period of three to four years; except for certain options for which 25% of the grant vested immediately with the remainder vesting over a three or four year period.

The following schedule summarizes stock option activity for the last two fiscal years:

	Number of Shares	Price Per Share	Weighted Average Exercise Price

Balance at September 24, 2005	2,756,364	$0.05 -$2.15	$0.69
Granted during 2006	1,496,000	$0.32 -$0.71	$0.49
Expired/canceled during 2006	(1,344,114)	$0.05 -$0.72	$0.59
Exercised during 2006	(5,250)	$0.05	$0.05

Balance at September 30, 2006	2,903,000	$0.05 -$2.15	$0.64
Granted during 2007	2,706,305	$0.26 -$0.51	$0.38
Expired/canceled during 2007	(2,235,699)	$0.05 -$0.71	$0.58
Exercised during 2007	(7,031)	$0.05	$0.05
Balance at September 30, 2007	3,366,575	$0.05 -$2.15	$0.44

Total compensation costs related to nonvested stock options as of September 30, 2007	$588,542

Weighted average period of nonvested stock options as of September 30, 2007	2.9	Years

Options considered fully vested as of September 30, 2007 and September 30, 2006 were 1,616,956 and 1,142,938, respectively, at weighted average exercise prices of $0.33 and $0.64 respectively. The following schedule summarizes the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable as of September 30, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Options Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.05 - 0.35	1,535,250	4.8	$0.28	1,211,229	$0.27
$0.40 - 0.71	1,812,575	5.4	$0.56	405,357	$0.52
$1.65 - 2.15	18,750	3.3	$1.74	370	$1.71
	3,366,575			1,616,956

The per share weighted average fair value of stock options granted during fiscal years 2007 and 2006 was $0.38 and $0.49, respectively.

NOTE 12 - 401(K) RETIREMENT PLAN

The Company maintains a 401(k) Plan for substantially all employees. No matching or profit sharing contributions were made to the plan for fiscal 2007 and 2006.

NOTE 13 – COMMITMENTS - INTERNATIONAL TRADE COMMISSION SETTLEMENT

In September 2003, the Company negotiated a settlement agreement with the International Trade Commission (ITC), whereby the Company pays $250,000 in July for four years beginning in 2004. The Company accrued a penalty amount of $875,000 ($1,000,000 penalty net of imputed interest of $125,000 at an estimated borrowing rate of 6%) in its fiscal 2003 financial statements for this matter. The Company entered into an agreement whereby a third party agreed to participate in the settlement and to reimburse the Company $380,000, resulting in a net charge for the settlement of $620,000.

The Company was granted an extension to pay the third and fourth ITC payments of $250,000 each due in fiscal 2006 and 2007.  The Company paid $49,000 in September 2006 and $201,000 of the third payment in July 2007.   The fourth and final payment of $250,000 is due in July 2008.

The Company had a receivable of $95,000 due from the third party at September 30, 2007. The Company expects to receive the final payment of this receivable in July 2008.

NOTE 14 – CONTINGENCIES

The Company is involved in various routine legal proceedings in the ordinary course of its business, none of which are expected to materially impact the Company results of operations.

NOTE 15 - INVESTMENT IN PRIVATELY HELD EQUITY SECURITY

In April 2006, the Company granted Fobaz Foto Bazaar, a Cayman Islands corporation, (“FoBaz”), a fully paid, perpetual, irrevocable software development, support and distribution license, exclusive to the country of India, in exchange for a 30% interest in the Company held in the form of common stock.  The Company was also granted a position on the Board of Directors of FoBaz, which is currently held by Mr. Edward Holl, a member of the Board of Directors of the Company.  FoBaz launched services in October 2006 and announced its retail operations strategy in January 2007.  Fobaz, privately held with no readily determinable fair market value, is in the very early stages of growth and revenue generation; has incurred substantial startup expenses and is in the process of attempting to raise additional capital.  Accordingly, the Company has assigned no value to its equity stake in FoBaz as of September 30, 2007.

NOTE 16 – SUBSEQUENT EVENTS

In October 25, 2007, the Company granted options for 200,000 shares of common stock to Andrew Wood, the Company’s President and Chief Executive Officer.  All options were granted pursuant to the Company’s 2005 Equity Incentive Plan at an exercise price of $0.26 per share.  All options vest ratably on a monthly basis over a four year period.

On November 27, 2007, the Board of Directors awarded Andrew Wood, the Company’s President and Chief Executive Officer, a bonus of $125,000 (net of applicable tax withholdings) payable upon completion of the Merger Agreement with American Greetings. (See discussion of merger below)

On November 27, 2007, the Company’s Board of Directors authorized the Company to enter into an option termination agreement with Daniel Zimmerman, the Company’s Vice President of Engineering, to terminate options to purchase 10,500 shares of the Company’s Common Stock granted to Mr. Zimmerman on October 18, 2004 in exchange for a cash bonus payment to Mr. Zimmerman of $5,772.50. Such options shall terminate on or prior to December 31, 2007 and the cash bonus payment shall be made on or about January 25, 2008.

On November 28, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AG.com, Inc., a Delaware corporation and subsidiary of American Greetings Corporation (“AG”), and Photo Merger Corp., a Washington corporation and a wholly-owned subsidiary of AG which is an indirect, wholly owned subsidiary of American Greetings Corporation (the “Purchaser”), pursuant to which, among other things, the Purchaser will commence a tender offer for all the outstanding common shares of PhotoWorks, subject to the terms and conditions of the Merger Agreement.  Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, the Purchaser will commence a tender offer (the “Offer”) to acquire all the outstanding common shares of PhotoWorks, par value $0.01 per share (“PhotoWorks Common Shares”), at a price of $0.595 per share, to the selling shareholders in cash, without interest thereon (the “Offer Price”). Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, the Purchaser will merge with and into PhotoWorks (the “Merger”) and PhotoWorks will become a wholly-owned subsidiary of AG. At the effective time of the Merger, each issued and outstanding PhotoWorks Common Share not acquired in the Offer (other than PhotoWorks Common Shares held in treasury or PhotoWorks Common Shares held by shareholders who are entitled to exercise, and properly demand, dissenter’s rights under Section 23B.13 of the Washington Business Corporation Act) will be automatically converted into the right to receive the Offer Price in cash, without interest.

The Merger Agreement includes customary representations, warranties and covenants of PhotoWorks, AG and the Purchaser. PhotoWorks has agreed to operate its business in the ordinary course until the Merger is effective. PhotoWorks has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire PhotoWorks and to certain other restrictions on its ability to respond to such proposals. The Merger Agreement also includes customary termination provisions for both PhotoWorks and AG and provides that, in connection with the termination of the Merger Agreement under specified circumstances, PhotoWorks may be required to pay to AG a termination fee of $1 million. The Purchaser’s obligation to accept for payment and pay for PhotoWorks Common Shares tendered in the Offer is subject to customary conditions, including, among other things, the requirement that at least two-thirds of the outstanding PhotoWorks Common Shares on a fully-diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn. Subject to the terms of the Merger Agreement, PhotoWorks has granted the Purchaser an option to purchase that number of newly-issued PhotoWorks Common Shares that is equal to one share more than the amount needed to give the Purchaser ownership of 90% of the outstanding PhotoWorks Common Shares on a fully-diluted basis (the “Top-Up Option”). The Top-Up Option is exercisable only after AG and Purchaser own beneficially at least 80% of the outstanding PhotoWorks Common Shares as a result of the Offer. The Purchaser will pay PhotoWorks the Offer Price for each share acquired upon exercise of the Top-Up Option.

On December 13, 2007, the Company filed Schedule 14D-9 – Solicitation / Recommendation Statement Under Section 14(d)4 of the Securities Exchange Act of 1934 in conjunction with the Schedule TO – Offer to Purchase for Cash filed by American Greetings Corporation.

ITEM 8 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 5, 2007, the Audit Committee of the Board of Directors of the Company dismissed Williams & Webster, P.S. as the independent accountant engaged to audit the Company’s financial statements. The reports of Williams & Webster, P.S. on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. Williams & Webster’s audit report dated January 9, 2006 for the fiscal year ended September 24, 2005 contained an explanatory paragraph regarding doubt about the Company’s ability to continue as a going concern. In connection with the audits of the Company’s financial statements for each of the two fiscal years ended September 30, 2006 and September 24, 2005, and through the interim period from October 1, 2006 through September 5, 2007, there were no disagreements with Williams & Webster, P.S. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Williams & Webster, P.S., would have caused Williams & Webster, P.S. to make reference to the matter in their report. There were no “reportable events” as that term is described in Item 304(a)(1)(iv) of Regulation S-B.  Williams & Webster, P.S. furnished a letter addressed to the SEC stating that it agrees with the above statements.

On September 7, 2007, the Audit Committee of the Board of Directors of the Company engaged PMB Helin Donovan, LLP as the independent accountant to audit the Company’s financial statements for the year ended September 30, 2007.

ITEM 8A – CONTROLS AND PROCEDURES

See Item 6 of Part II—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART III

We have adopted the PhotoWorks Finance Code of Professional Conduct (the code of ethics for senior financial officers), a code of ethics that applies to our Chief Executive Officer, Chief Accounting Officer and Controller.

ITEM 9 - Directors and Executive Officers

The following are brief biographies of each current director and executive officer of the Company (including present principal occupation or employment, and material occupations, positions or employment for the past five years). Unless otherwise indicated, to the knowledge of the Company, no current director or executive officer of the Company has been convicted in a criminal proceeding during the last five years and no director or executive officer of the Company was a party to any judicial or administrative proceeding during the last five years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws. There are no family relationships between directors and executive officers of the Company.

Paul B. Goodrich became a director in February 2000. Mr. Goodrich is a Managing Director of Madrona Venture Group, L.L.C., an early-stage venture capital firm focused on the Internet economy in the Northwest. Mr. Goodrich was formerly the Seattle Partner for a Chicago-based venture capital firm and a Partner with Perkins Coie, a Seattle law firm. He is a director of Sharebuilder Corporation.

Edward Holl became a director of the Company in October 2005.  He currently serves as President of California Atlantic Limited Inc., and Managing Member of Matinicus Capital Management LLC, both private investment firms. He also serves in various advisory roles to private companies in which he invests as a private investor.  Prior to this, Mr. Holl served as senior executive of Merchants Group International, a California based private equity firm.  Mr. Holl has 25 years experience in the financial industry having held various executive and non-executive positions since 1982. He started his career with Bateman Eichler Hill Richard Inc. of Los Angeles, where he co-founded the firm’s first investment management group which accumulated over $1 billion in assets after three year of launch between 1986 and 1989.  Mr. Holl was a Senior Vice President with Shearson Lehman Brothers between 1990 and 1993 and later on Chairman and CEO of two smaller broker dealers in northern California. Mr. Holl has held a variety of board and advisory positions since 1982. Mr. Holl received a BA from Occidental College in Los Angeles, a C.E.P. from the Institut D’Études Politiques de Paris in France and an MBA from the Anderson Graduate School of Management at the University of California, Los Angeles.

Mark L. Kalow became a director in May 2004. Mr. Kalow co-founded and served as COO and CFO at Live Picture, Inc. in 1993. He also served as Interim CEO to sell Live Picture to MGI Software (transaction closed in June 1999). More recently, Mr. Kalow co-managed the U.S. venture capital activities of a major Japanese strategic software and services investor, Trans Cosmos USA. His experience also includes management positions in finance, product management and marketing at IBM, and as vice president of telecommunications for two years at Chase Manhattan Bank.

Joseph Waechter became a director in August 2005. Mr. Waechter has served as a director and the President of Sunra Capital Holdings, Ltd., an investment firm, since May 2002. He is also the Managing Partner of California Pacific Capital, LLC. Since 1998, he has been a director of Merchants Group International, an investment firm. From 1989 to December 1997, Mr. Waechter served as Chairman and Chief Executive Officer of United Micronesia Development Association, Inc., a holding company with investments in the tourism, telecommunications and airline industries. During that period, he served as a Director of Continental Micronesia, Inc., a commercial airline. From 1994 to 1997, Mr. Waechter served as Chairman, Chief Executive Officer and a Director of Danao International Holdings, a developer of golf, hotel and resort projects in Vietnam. From 1972 to 1987, Mr. Waechter served in a number of positions with DHL Worldwide Express, an international air express delivery company, including President and Chief Executive Officer from 1983 through 1987. Mr. Waechter holds a B.A. degree from San Francisco State University.

Andrew Wood became a director of the Company in June 2006 and became its President and Chief Executive Officer in August 2006.  Mr. Wood has over 25 years of domestic and international experience in technology-enabled service industries. He has held CEO roles for over 15 years.  Since 2001 he has served as CEO of Wood-ASIO, a privately-held consulting organization providing confidential assistance to technology and service industry companies. Between 2001 and 2003 he was CEO of Shutterfly, the national leading independent photofinisher, where he streamlined operations, sharply focused company goals and guided the company to profitability well ahead of schedule. From 2003 to 2004 he was CEO of SkyBitz, a satellite tracking-based service business, where sales traction, product stabilization and development, and channel partnerships were significant challenges. These issues were resolved, along with a new $20M round of financing that brought in Motorola as a strategic partner. From 2005 to 2006 he undertook the role of CEO of Fulmer Logistics, an agent-based third party logistics organization where a revised strategic position was required. Throughout his career, he has gained expertise in growing business operations in complex emerging markets. As CEO of Exel Logistics, he launched the North American business and successfully steered the company’s revenues to $500M in four years, along with industry leading profitability. Andy has also worked with Coca Cola in the UK, where he was part of a team charged with energizing and restructuring the UK soft drink’s market. He has advised a number of companies and VC’s, as well as serving on the Board of two private companies in addition to PhotoWorks.

David Douglass joined the Company in May 2007 and serves as its Vice President and Chief Financial Officer and Corporate Secretary (effective June 15, 2007). Mr. Douglass is a partner of Tatum, LLC, an executive services firm that provides strategic and operating leadership in finance and information technology. Prior to joining Tatum, Mr. Douglass was involved in technology startups. He served as CFO of The Cobalt Group (NASDAQ: CBLT) during its final venture capital stages and IPO process. The Cobalt Group is a leading provider of internet products and services to the automotive industry. Prior to Cobalt, Mr. Douglass held various positions at PACCAR Inc (NASDAQ: PCAR), a worldwide manufacturer of transportation equipment, including the positions of Director of Internal Audit and Managing Director of Foden Trucks, based in England. Mr. Douglass earned a B.A. summa cum laude from the University of Puget Sound and a M.B.A. from the University of Washington. He also attended Duke University’s Advanced Management Program at the Fuqua School of Business. He is a certified public accountant (inactive).

Daniel Zimmerman joined PhotoWorks in May 2004 after PhotoWorks acquired assets of PhotoAccess Technologies. Zimmerman, who served as Vice President of Engineering of PhotoAccess, has more than 20 years of experience in software development, Desktop Publishing, and Internet development in the software industry. Before PhotoAccess, Zimmerman worked on Internet technologies for the Core Technology team at Adobe Systems, where he was responsible for delivering key technology components for all of Adobe’s products and was a key member of the PageMaker development team at Aldus Corporation.

Mr. Thomas Kelley, the former Vice President and Chief Marketing Officer of the Company, left the Company in February 2007.

Mr. Bruce Fischer, the former Vice President and Chief Financial Officer of the Company, left the Company in April 2007.

ITEM 10 - Executive Compensation

The following tables and descriptive materials set forth information concerning compensation earned for services rendered to the Company by the Chief Executive Officer (the “CEO”), the Chief Financial Officer (the “CFO”) and the Company’s next most highly compensated executive officer for fiscal year 2007 whose salary and bonus for the fiscal year 2007 exceeded $100,000. Collectively, together with the CEO, these are the “Named Executive Officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation		Total
Andrew Wood – President, Chief Executive Officer & Director	2007	$250,000	$0	$77,886	$47,714	(3)	$375,600
David Douglass – Vice President & Chief Financial Officer, Corporate Secretary	2007	$116,308	$19,508	$0	$0		$135,816
Thomas Kelley, Vice President/Chief Marketing Officer	2007	$158,697	$40,105	$33,930	$0		$232,732
Daniel Zimmerman – Vice President of Engineering	2007	$164,423	$18,078	$25,723	$0		$208,224

(1)                                  Bonus awarded based on achievement of goals and objectives regarding revenue growth, earnings and cash management.

(2)                                  The value of the stock and option awards has been computed in accordance with Statement of Financial Standards (SFAS) No. 123R, “Share-Based Payment,” which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for services over the requisite service period, which is typically the vesting period. Refer to Stock Based Compensation on pages 24 and 25.

(3)                                  Mr. Wood’s employment agreement authorizes the reimbursement of certain expenses associated with housing in Seattle and travel.

Narrative Discussion of Summary Compensation Table Information

The following provides a narrative discussion of the material factors which we believe are necessary to understand the information disclosed in the foregoing Summary Compensation Table. The following narrative disclosure is separated into sections, with a separate section for each of our Named Executive Officers.

Andrew Wood – President & Chief Executive Officer

Mr. Andrew Wood became the Company’s President and Chief Executive Officer on August 16, 2006. Pursuant to an employment agreement with the Company, Mr. Wood receives a base salary of $250,000 per year. Mr. Wood also received a grant of options to purchase 500,000 Shares. The grant vests over four years, with 25% vested immediately and the remainder vesting ratably on a monthly basis over the following four years. The exercise price was $.60 per share, which was the fair market value of the Company’s common stock on August 16, 2006. The term of the options is five years. Mr. Wood received subsequent grants during fiscal 2007 totaling 400,000 shares. In addition, the Company will pay Mr. Wood an annual bonus up to 50% of his base salary based on meeting mutually agreed objectives tied to Company revenue growth and earnings. The Company Board did not award Mr. Wood a bonus based on the Company’s fiscal 2007 growth and earnings performance.

In connection with Mr. Woods’ relocation to the Seattle area, the Company agreed to reimburse him for certain travel costs and his accommodation costs in the Seattle area for a period of six months for a furnished one bedroom apartment or studio.  This arrangement has been extended through April 2008.  Upon termination of Mr. Wood’s employment by the Company other than for cause or his resignation for good reason, he will be entitled to six months’ base salary as a severance payment. In order to receive the post-termination payments and/or benefits described above, Mr. Wood is required to sign a release of claims in favor of the Company.

On November 27, 2007, the Company’s Board of Directors also awarded Mr. Wood, a cash bonus payment of $125,000, payable upon closing of the transactions contemplated by the Merger Agreement.

Long Term Incentive Awards - The amount included under the column “Options Awards” in the Summary Compensation Table for Mr. Wood represents the dollar amount recognized as compensation expense with respect to the stock options awarded to Mr. Wood reflected in our audited financial statements for the 2007 fiscal year in accordance with Statement of Financial Accounting Standards Statement No. 123(R).

Fringe Benefits and Perquisites - During fiscal 2007, Mr. Wood received reimbursement for certain travel and lodging expenses pursuant to his employment agreement.

David Douglass – Vice President and Chief Financial Officer, Corporate Secretary

Pursuant to its agreement with Tatum LLC, the Company pays Mr. Douglass a salary of $24,000 per month and a quarterly cash bonus of $4,000 per month subject to achievement of agreed upon goals. The Company has no obligation to provide Mr. Douglass any stock, employee retirement and/or 401(k) plan benefits. In lieu of Mr. Douglass participating in the Company-sponsored employee medical insurance benefit plan, the Company reimburses Mr. Douglass for amounts paid by him for medical insurance for himself and his family. Mr. Douglass’ employment with the Company may be terminated by either party at any time without cause.

Daniel Zimmerman – Vice President – Engineering

Mr. Zimmerman’s salary was established at the discretion of the Compensation Committee. Mr. Zimmerman’s annual salary was increased from $130,000 to $165,000 in October 2006.  Mr. Zimmerman is eligible to earn an incentive bonus based on the Company’s performance.  During fiscal 2007, the Compensation Committee awarded a bonus of $18,078.  In addition, Mr. Zimmerman received stock option grants to purchase 170,575 shares of common stock. Mr. Zimmerman is eligible to participate in the Company’s benefits plans on the same basis as all other salaried employees.

Thomas Kelley – Former Vice President and Chief Marketing Officer

Mr. Kelley left the Company in February 2007.  His salary, bonus and option awards were determined at the discretion of the Compensation Committee.  Mr. Kelley was eligible to participate in the Company’s benefits plans on the same basis as all other salaried employees.

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 4, 2007 with respect to all shareholders known by the Company who beneficially own more than 5% of the Shares.  Except as noted below, each person or entity has sole voting and investment power with respect to the shares shown.  The information in this table is based solely on statements in filings with the SEC or other reliable information.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

California Pacific Capital L.L.C. (2) Sunra Holdings, Ltd. Joseph Waechter, Director 50 California St. Suite 1500 San Francisco, CA 94111	13,363,087	31.8

Matinicus LP (3) HZ Partners, FBO Edward Holl California Atlantic Limited, Inc. Edward Holl, Director John P. Zinn 268 Bush Street San Francisco, CA 94104	6,295,052	15.6

J. Carlo Cannell (4) Tristan Partners, L.P. P.O. Box 3459 240 E. Deloney Ave. Jackson, WY 83001	2,857,143	7.2

Alexandra Global Master Fund Ltd. (5) Alexandra Investment Management, LLC Mikhail A. Filimonov Citco Building, Wickams Cay P.O. Box 662, Road Town Tortola, British Virgin Islands	2,857,143	7.2

The Tahoma Fund L.L.C. (6) Orca Bay Capital Corporation Orca Bay Partners, L.L.C. Stanley McCammon John E. McCaw, Jr. Ross Chapin P.O. Box 21749 Seattle, WA 98111	2,733,055	6.9

*Less than 1%.

(1)                      Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after December 4, 2007. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown.  Unless otherwise noted, none of the shares shown as beneficially owned are subject to pledge. Calculations are based on a total of 39,447,073 Shares outstanding as of December 4, 2007.

(2)                      The registered holder of these securities is Sunra Holdings, Ltd. (“Sunra”).  California Pacific Capital controls Sunra and Joseph Waechter controls California Pacific Capital.  The amount shown includes warrants, convertible notes and vested options to purchase 2,513,392 Shares.

(3)                      Edward Holl and John P. Zinn are the managers of entities that control Matinicus LP.  The amounts shown include warrants, convertible notes and vested options to purchase 799,523 Shares.

(4)                      Mr. Cannell is the controlling member of Cannell Capital, LLC (“Adviser”).  The Adviser acts as the investment sub adviser to The Cuttyhunk Fund Limited, investment adviser to Anegada Master Fund Limited, and TE Cannell Portfolio, Ltd and is the general partner of and investment adviser to Tonga Partners, L.P., Tristan Partners, L.P., and Kauai Partners, L.P.

(5)                      Alexandra Investment Management LLC (“Management”) serves as investment advisor to Alexandra Global Master Fund Ltd. (“Alexandra”). By reason of such relationship, Management may be deemed to share voting and dispositive power over the Shares owned by Alexandra. Management disclaims beneficial ownership of the Shares listed as beneficially owned by Alexandra or any other person. Mr. Filimonov serves as the Chairman, the Chief Executive Officer, a Managing Member and the Chief Investment Officer of Management. By reason of such relationships, Filimonov may be deemed to share voting and dispositive power  over the Shares listed as beneficially owned by Management.  Filimonov disclaims beneficial ownership of the Shares listed as beneficially owned by Management or any other person.

(6)                      Orca Bay Partners, L.L.C., (“Orca Bay”) is the Manager of The Tahoma Fund, L.L.C. Orca Bay Capital Corporation, Stanley McCammon, John E. McCaw, Jr., and Ross Chapin are all affiliates of Orca Bay.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our Named Executive Officers at the end of fiscal 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date

Andrew Wood (1)	25,000	50,000	0.31	6/21/2016
President, Chief Executive Officer & Director	260,417	239,583	0.60	8/16/2011
	100,000	300,000	0.51	10/16/2001
TOTAL	385,417	589,583

David Douglass	0	0	N/A	N/A
Vice President & Chief Financial Officer, Corporate Secretary

Daniel Zimmerman (2)	17,083	2,917	0.71	5/3/2011
Vice President of Engineering	7,875	2,625	0.05	10/18/2011
	99,823	29,677	0.71	8/31/2015
	15,000	25,000	0.42	4/26/2016
	33,394	100,181	0.51	10/16/2011
	3,083	33,917	0.26	6/4/2012
TOTAL	176,258	194,317

Thomas Kelley (2)	8,333	1,667	0.71	6/1/2011
Vice President; Chief Marketing Officer	25,000	5,000	0.71	6/1/2011
	154,167	45,833	0.71	8/31/2015
	40,073	120,218	0.51	10/16/2011
TOTAL	227,573	172,718

(1)  The initial option grant to Mr. Wood vested at the rate of 25% on the date of grant, with remainder vesting in equal monthly installments over 48 months. The additional option grants to Mr. Wood vested at the rate of 1/48th of the total number of option shares per month, with such option shares fully vested 4 years from the date of grant.

(2)  The initial option grant to each of Mr. Zimmerman and Mr. Kelley vested at the rate of 25% 1 year from the date of grant, with remainder vesting in equal monthly installments over the following 36 months. The additional option grants to Mr. Zimmerman and Mr. Kelley vested at the rate of 1/48th of the total number of option shares per month, with such option shares fully vested 4 years from the date of grant.

Potential Payments Upon Termination or Change In Control

Pursuant to an employment agreement with the Company, upon termination of the employment of Andrew Wood, the Company’s President and CEO, by the Company other than for “cause” or his resignation for “good reason,” Mr. Wood will be entitled to six months’ base salary as a severance payment. The payment of any such severance payments to Mr. Wood is conditioned on his signing a general release of the Company.  On November 27, 2007, the Company’s Board of Directors also awarded Mr. Wood, a cash bonus payment of $125,000, payable upon closing of the transactions contemplated by the Merger Agreement.

Director Compensation

The following table indicates ownership of the Shares and of options, warrants and convertible notes that are currently exercisable or exercisable within 60 days of December 4, 2007 by each director of the Company, each Named Executive Officer, and by all directors and executive officers as a group, all as of December 4, 2007.  The address of each of the named individuals is c/o PhotoWorks, Inc., 71 Columbia Street, #200, Seattle, WA 98104.

Directors:	Age	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Edward Holl (2)	48	6,295,052	15.6

Paul B. Goodrich (3)	61	1,385,327	3.5

Mark Kalow (4)	52	234,688		*

Joseph Waechter (5)	54	13,363,087	31.8

Andrew Wood	53	483,333	1.2

Additional Named Executives:

David Douglass	51	0		*

Thomas Kelley	39	0		*

Dan Zimmerman	43	207,140		*

All current directors and named executive officers as a group (8 persons)		21,999,743	50.4

* Percent of class is less than 1%

(1)                      Beneficial ownership of Shares is determined in accordance with the rules of the SEC and generally includes any Shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after December 4, 2007. Calculations are based on a total of 39,447,073 Shares outstanding as of December 4, 2007.

(2)                      Mr. Holl holds options to purchase 16,250 Shares directly that are exercisable within 60 days after December 4, 2007.  The remaining Shares, warrants and convertible notes are held by entities of which Mr. Holl is a controlling person.

(3)                      Mr. Goodrich holds options to purchase 2,203 Shares directly that are exercisable within 60 days after December 4, 2007. The remaining Shares are held by entities of which Mr. Goodrich is a controlling person.

(4)                      Includes notes convertible into 125,000 Shares and warrants to purchase 31,250 Shares held by Bruno DeLean, over which Mr. Kalow has been granted a power of attorney.

(5)                      Shares, options, warrants and convertible notes are owned as follows:

	Shares	Options	Warrants	Convertible Notes

Sunra Holdings, Ltd.	7,464,178	0	1,263,392	625,000
California Pacific Capital LLC	3,385,517	0	562,500	0
Joseph Waechter	0	62,500	0	0

Mr. Waechter controls both Sunra Holdings, Ltd. and California Pacific Capital LLC.

Director Compensation

The following table summarizes director compensation during the fiscal year, other than a director who also served as a Named Executive Officer.

Name	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Joseph Waechter	$0	$8,146		$8,146
Edward Holl	$0	$960		$960
Paul Goodrich	$0	$724		$724
Mark Kalow	$19,500	$11,456		$30,956

(1)   The amounts in this column represent the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year in accordance with FAS 123R. Refer to Stock Based Compensation on pages 24 and 25.

(2)   As of the end of fiscal 2007, Mr. Waechter held options to purchase an aggregate of 200,000 Common Shares, Mr. Holl held options to purchase an aggregate of 60,000 Common Shares, Mr. Goodrich held options to purchase an aggregate of 6,250 Common Shares and Mr. Kalow held options to purchase an aggregate of 150,000 Common Shares.

Each independent director receives an annual retainer of $10,000 and a fee of $1,000 per board meeting attended in person and $200 for each board meeting attended telephonically.  The Chair of the Audit Committee receives an additional annual retainer of $5,000.  Members of the Audit Committee who are independent receive a fee of $1,000 per meeting attended in person and $200 per meeting attended telephonically. Messrs. Waechter, Holl and Goodrich agreed to serve without cash compensation during fiscal 2007.

On November 1, 2006, the Company Board approved grants of stock options to two directors, Mr. Joseph Waechter and Mr. Mark Kalow. The options were granted pursuant to the Company’s 2005 Equity Incentive Plan. Mr. Waechter received a grant of options to purchase 200,000 Shares and Mr. Kalow received a grant of options to purchase 60,000 Shares. The exercise price is $.35, which was the fair market value on the date of grant. The options vest ratably on a quarterly basis over a four year period. For Mr. Waechter, options to purchase 37,500 Shares were vested immediately upon grant. The options expire on November 1, 2011.

On May 21, 2007, the Company Board approved a grant of stock options to purchase 60,000 shares to director Mr. Edward Holl. The exercise price is $.35, which was the fair market value on the date of grant. The options vest ratably on a monthly basis through January 2011 and expire on May 21, 2012. The options were granted pursuant to the Company’s 2005 Equity Incentive Plan.

ITEM 12 - Certain Relationships and Related Transactions and Director Independence

On September 6, 2007, the Company sold convertible notes and warrants in the aggregate principal amount of $1,000,000.   The notes have a maturity date of September 6, 2008 and bear interest at 12.5% per annum, payable on March 6, 2008 and at maturity. The notes are convertible into shares of the Company’s common stock by the holders at an initial conversion price of $.40 per share. In addition to the convertible notes, the Company also issued warrants to purchase common stock. For each $1,000 principal amount of notes purchased, an investor received warrants to acquire 625 Shares at $.40 per share. The warrants expire on September 6, 2012. Entities controlled by Mr. Joseph Waechter purchased $250,000 of convertible notes and 156,250 warrants on the same terms as other investors.

ITEM 13 -   Exhibits

ITEM 14 -   Principal Accountant Fees and Services

The following table presents the fees for services rendered by Williams & Webster P.S. during fiscal 2007 and 2006.

	Fiscal 2007	Fiscal 2006
Audit fees	$36,770	$76,846
Audit-related fees (401k)	$0	$22,271
Tax fees	$4,905	$8,576
All other fees	$638	$0

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

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

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

Exhibit Number	Exhibit Description

3.1	Bylaws of the Company, as amended and restated on September 23, 2004. (Incorporated by reference to Form 10-K for the year ended September 25, 2004.)

3.2	Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated February 9, 2000. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed February 16, 2000.)

3.3	Articles of Amendment to Articles of Incorporation of PhotoWorks, Inc. dated April 24, 2001. (Incorporated by reference to Exhibit 3.1 filed with the Company’s 8-K filed April 27, 2001.)

3.4	Articles of Correction to Articles of Incorporation of PhotoWorks, Inc dated April 25, 2001. (Incorporated by reference to Exhibit 3.2 filed with the Company’s 8-K filed April 27, 2001.)

3.5	Third Amendment to Articles of Incorporation of PhotoWorks, Inc. (Incorporated by reference to Form 8-K filed July 19, 2005)

3.6	Amendment to Articles of Incorporation of PhotoWorks, Inc. (Incorporated by reference to Form 8-K filed June 22, 2006)

4.1	Form of Warrant (Incorporated by reference to Form 8-K dated June 2, 2006)

4.2	Form of Convertible Note (Incorporated by reference to Form 8-K dated June 2, 2006)

10.1	Employment Agreement with Andrew Wood dated August 16, 2006 (Incorporated by reference to Form 8-K dated August 11, 2006)

10.2	Agreement and Plan of Merger among AG.com, Inc, PhotoMerger Corp. and PhotoWorks, Inc. dated November 28, 2007. (Incorporated by reference to Form 8-K dated November 28, 2007.)

10.3	Share Tender Agreement dated as of November 28, 2007 by and among AG.com, Inc.,Photo Merger Corp., PhotoWorks, Inc. and HZ Partners. (Incorporated by reference to Form 8-K dated November 28, 2007.)

10.4

Share Tender Agreement dated as of November 28, 2007 by and among AG.com, Inc.,Photo Merger Corp., PhotoWorks, Inc. and Madrona Managing Director Fund LLC. (Incorporated by reference to Form 8-K dated November 28, 2007.)

10.5

Share Tender Agreement dated as of November 28, 2007 by and among AG.com, Inc.,Photo Merger Corp., PhotoWorks, Inc. and California Pacific Holdings LLC. (Incorporated by reference to Form 8-K dated November 28, 2007.)

10.6

Share Tender Agreement dated as of November 28, 2007 by and among AG.com, Inc.,Photo Merger Corp., PhotoWorks, Inc. and Madrona Venture Fund I-A L.P (Incorporated by reference to Form 8-K dated November 28, 2007.)

10.7

Share Tender Agreement dated as of November 28, 2007 by and among AG.com, Inc.,Photo Merger Corp., PhotoWorks, Inc. and Madrona Venture Fund I-B L.P (Incorporated by reference to Form 8-K dated November 28, 2007.)

10.8	Share Tender Agreement dated as of November 28, 2007 by and among AG.com, Inc.,Photo Merger Corp., PhotoWorks, Inc. and Matinicus L.P (Incorporated by reference to Form 8-K dated November 28, 2007.)

10.9

Share Tender Agreement dated as of November 28, 2007 by and among AG.com, Inc.,Photo Merger Corp., PhotoWorks, Inc. and Sunra Capital Holdings L.P (Incorporated by reference to Form 8-K dated November 28, 2007.)

10.10

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

10.13

Share Exchange Agreement dated February 16, 2005 among PhotoWorks, Inc. and the holders of Series A Preferred Stock named therein (Incorporated by reference to Form 10-Q for the quarter ended March 26, 2005.)

10.14

First Amendment to Amended and Restated Investor Rights Agreement Dated February 16, 2005 of PhotoWorks, Inc. and Consent and Waiver dated February 16, 2005. (Incorporated by reference to Form 10-Q for the quarter ended June 25, 2005.)

10.15	Convertible Note and Warrant Purchase Agreement dated May 31, 2006. ((Incorporated by reference to Form 8-K dated June 2, 2006)

10.16	Investor Rights Agreement dated May 31, 2006 (Incorporated by reference to Form 8-K dated June 2, 2006)

10.17	Common Stock and Warrant Purchase Agreement dated October 5, 2006 (Incorporated by reference to Form 8-K dated October 10, 2006)

23.1	Consent of Williams & Webster, P.S. Independent Registered Public Accounting Firm.

23.2	Consent of PMB Helin Donovan, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Sarbanes-Oxley Act of 2002

99	Code of Ethics for Senior Financial Officers. (Incorporated by reference to Exhibit 99 filed with Company’s Annual Report on Form 10-K for the year ended September 27, 2003.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOWORKS, INC.
(REGISTRANT)

DATED: December 31, 2007	By:	/s/ Andrew L. Wood
Andrew L. Wood
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Andrew L. Wood	President and	December 31, 2007
Andrew L. Wood	Chief Executive Officer
Director
(Principal Executive Officer)

/s/ Paul B. Goodrich	Director	December 31, 2007
Paul B. Goodrich

/s/ Edward Holl	Director	December 31, 2007
Edward Holl

/s/ Mark L. Kalow	Director	December 31, 2007
Mark L. Kalow

/s/ Joseph Waechter	Director	December 31, 2007
Joseph Waechter

/s/ David M. Douglass	Chief Financial Officer	December 31, 2007
David M. Douglass

/s/ Ning Aroonvaragron	Controller	December 31, 2007
Ning Aroonvaragron